Form 10-Q
period 2011-09-30
CROWN DYNAMICS CORP
filed 2011-10-31
CIK 1500123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended , September 30 ,  2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number: 333—169501

CROWN DYNAMICS CORP.
(Exact name of registrant as specified in its charter)

Delaware	98-0665018

(State of incorporation)	(I.R.S. Employer Identification No.)
c/o Amir Rehavi
12 Yemimah Street
Jerusalem 96387, Israel
Phone number: 972-506503520
Fax number: 972-506503520

 (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

c/o Delaware Intercorp, Inc.
113 Barksdale Professional Center
Newark, DE 19711
Tel. 302-266-9367
(Name, address, including zip code, and telephone number,
Including area code, of agent for service)

Copies of communications to:
John A, Cacchioli, Esq.
99 Tulip Avenue, Suite 108
Floral Park, New York 11001
Telephone No.: (516) 639-7676
Facsimile No.: (516) 328-8772

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes x No

As of November 1, 2011, 5,500,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.

CROWN DYNAMICS CORP.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
September 30, 2011

Financial Statements-

Balance Sheets as of September 30, 2011 and December 31, 2010	F-2

Statements of Operations for the Three Months and Nine Month Ended
September 30, 2011 and 2010, and Cumulative from Inception	F-3

Statement of Changes in Stockholders’ Equity for the Period from Inception
Through September 30, 2011	F-4

Statements of Cash Flows for the Nine Months Ended September 30, 2011
And Cumulative from Inception	F-5

Notes to Financial Statements	F-6

CROWN DYNAMICS CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
AS OF SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

	As of	As of
	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash and cash equivalent	$300	$300
Deferred offering costs	20,000	20,000

Total current assets	20,300	20,300

Total Assets	$20,300	$20,300

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$47,263	$28,190
Loans from related parties - Directors and stockholders	22,212	14,922

Total current liabilities	69,475	43,112

Total liabilities	69,475	43,112

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $.0001 per share, 200,000,000 shares authorized; 3,000,000 shares issued and outstanding	300	300
(Deficit) accumulated during the development stage	(49,475)	(23,112)

Total stockholders' (deficit)	(49,175)	(22,812)

Total Liabilities and Stockholders' (Deficit)	$20,300	$20,300

The accompanying notes to financial statements
are an integral part of these financial statements.

CROWN DYNAMICS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2011
AND 2010 AND CUMULATIVE FROM INCEPTION (JUNE 15, 2010)
THROUGH SEPTEMBER 30, 2011
(Unaudited)

	Three Months Ended		Nine Months Ended		Cumulative
	September 30,		September 30,		From
	2011	2010	2011	2010	Inception

Revenues	$-	$-	$-	$-	$-

Expenses:
Filing fees	1,934	1,500	1,934	1,500	5,624
Transfer agent fees	-	2,472	-	2,472	2,472
Professional fees	11,139	1,000	24,429	1,000	30,879
Patent	-	9,000	-	9,000	9,000
Legal - incorporation	-	-	-	1,500	1,500

Total expenses	13,073	13,972	26,363	15,472	49,475

(Loss) from Operations	(13,073)	(13,972)	(26,363)	(15,472)	(49,475)

Other Income (Expense)	-	-	-	-	-

Provision for income taxes	-	-	-	-	-

Net (Loss)	$(13,073)	$(13,972)	$(26,363)	$(15,472)	$(49,475)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	3,000,000	3,000,000	3,000,000	2,944,444

The accompanying notes to financial statements are
an integral part of these financial statements.

CROWN DYNAMICS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (JUNE 15, 2010)
THROUGH SEPTEMBER 30, 2011
(Unaudited)

			(Deficit)
			Accumulated
			During the
	Common stock		Development
	Shares	Amount	Stage	Totals

Balance - at inception	-	$-	$-	$-

Common stock issued for cash	3,000,000	300	-	300

Net (loss) for the period	-	-	(23,112)	(23,112)

Balance - December 31, 2010	3,000,000	$300	$(23,112)	$(22,812)

Net (loss) for the period	-	-	(26,363)	(26,363)

Balance - September 30, 2011	3,000,000	$300	$(49,475)	$(49,175)

The accompanying notes to financial statements are
an integral part of these financial statements.

CROWN DYNAMICS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH ENDED SEPTEMBER 30, 2011 AND 2010
AND CUMULATIVE FROM INCEPTION (JUNE 15, 2010)
THROUGH SEPTEMBER 30, 2011
(Unaudited)

	Nine Months Ended		Cumulative
	September 30,		From
	2011	2010	Inception

Operating Activities:
Net (loss)	$(26,363)	$(15,472)	$(49,475)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Changes in net assets and liabilities-
Deferred offering costs	-	(20,000)	(20,000)
Accounts payable and accrued liabilities	19,073	22,500	47,263

Net Cash Used in Operating Activities	(7,290)	(12,972)	(22,212)

Investing Activities:	-	-	-

Net Cash Used in Investing Activities	-	-	-

Financing Activities:
Proceeds from stock issued	-	300	300
Proceeds from related party loans	7,290	12,972	22,212

Net Cash Provided by Financing Activities	7,290	13,272	22,512

Net (Decrease) Increase in Cash	-	300	300

Cash - Beginning of Period	300	-	-

Cash - End of Period	$300	$300	$300

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to financial statements are
an integral part of these financial statements.

CROWN DYNAMICS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies

Basis of Presentation and Organization

Crown Dynamics corp. (“Crown Dynamics” or the “Company”) is a Delaware corporation in the development stage and has not commenced operations. The Company was incorporated under the laws of the State of Delaware on June 15, 2010. The business plan of the Company is to seek third party entities interested in licensing the rights to manufacture and market the Company's patent design. The accompanying financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2011, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2011, and the results of its operations and its cash flows for the periods ended September 30, 2011, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2011. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2010, filed with the SEC, for additional information, including significant accounting policies.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Revenue Recognition

The Company is in the development stage and has yet to realize revenues from operations. Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended September 30, 2011.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2011, the carrying value of accrued liabilities, and loans from directors and stockholders approximated fair value due to the short-term nature and maturity of these instruments.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended September 30, 2011, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are expensed as incurred.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2011, and expenses for the period ended September 30, 2011, and cumulative from inception. Actual results could differ from those estimates made by management.

Fiscal Year End

The Company has adopted a fiscal year end of December 31.

Recent Accounting Pronouncements

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRSs")." Under ASU 2011-04, the guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in U.S. GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. ASU 2011-03 is effective for public entities during interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not believe that the adoption of ASU 2011-04 will have a material impact on the Company's results of operation and financial condition.

In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income," ("ASU 2011-05") which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after Dec. 15, 2011 with early adoption permitted. The Company does not believe that the adoption of ASU 2011-05 will have a material impact on the Company's results of operation and financial condition.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries.  None of the updates are expected to a have a material impact on the Company's financial position, results of operations or cash flows.

(2)  Development Stage Activities and Going Concern

The Company is currently in the development stage, and has no operations. The business plan of the Company is to seek third party entities interested in licensing the rights to manufacture and market the Company's patent design.

On July 15, 2010, the Company entered into a Patent Transfer and Sale Agreement whereby the Company acquired all of the right, title and interest in the patent known as the “Toothbrush” for consideration of $9,000 including attorney's fees. The United States Patent number is 5,799,354.

The Company has commenced a capital formation activity by filing a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 2,500,000 shares of newly issued common stock at an offering price of $0.03 per share for proceeds of up to $75,000. As of September 30, 2011, the Company accrued $20,000 of legal and audit fees as deferred offering costs related to this capital formation activity. The Registration Statement on Form S-1 was declared effective on September 7, 2011.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2011, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)  Patent

On July 15, 2010, the Company entered into a Patent Transfer and Sale Agreement whereby the Company acquired all of the right, title and interest in the patent known as the “Toothbrush” for consideration of $9,000 including attorney's fees. The United States Patent number is 5,799,354. Under the terms of the Patent Transfer and Sale Agreement, the Company was assigned rights to the patent free of any liens, claims, royalties, licenses, security interests or other encumbrances. The cost of obtaining the patent was expensed. The patent was filed on September 1,1998 and assigned to the Company on July 15, 2010.

(4)  Loans from Related Parties - Directors and Stockholders

As of September 30, 2011, loans from related parties amounted to $22,212 and represented working capital advances from Directors who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

(5)  Common Stock

On July 17, 2010, the Company issued 3,000,000 shares of its common stock to individuals who are  Directors and officers of the company for $300.

The Company has commenced a capital formation activity by filing a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 2,500,000 shares of newly issued common stock at an offering price of $0.03 per share for proceeds of up to $75,000. As of September 30, 2011, the Company accrued $20,000 of legal and audit fees as of deferred offering costs related to this capital formation activity. The Registration Statement on Form S-1 was declared effective on September 7, 2011.

(6)  Income Taxes

The provision (benefit) for income taxes for the periods ended September 30, 2011 and 2010, was as follows (assuming a 23% effective tax rate):

	2011	2010

Current Tax Provision:
Federal-
Taxable income	$-	$-
Total current tax provision	$-	$-
Deferred Tax Provision:
Federal-
Loss carryforwards	$6,063	$1,489
Amortization deduction	104	55
Change in valuation allowance	(6,167)	(1,544)
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of September 30, 2011 and December 31, 2010, as follows:

	2011	2010

Loss carryforwards	$9,468	$3,301
Less - Valuation allowance	(9,468)	(3,301)
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended September 30, 2011 and December 31, 2010, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of September 30, 2011, the Company had approximately $41,000 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2031.

The Company did not identify any material uncertain tax positions on tax returns that will be filed.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The Company will file income tax returns in the United States. All tax years are closed by expiration of the statute of limitations.

(7)  Related Party Transactions

As described in Note 4, as of September 30, 2011, the Company owed $22,212 to Directors, officers, and principal stockholders of the Company for working capital loans.

As described in Note 5, on June 17, 2010, the Company issued 3,000,000 shares of its common stock to Directors and officers for $300.

Item 2. Management’s Discussion and Analysis or Plan of Operations.

As used in this Form 10-Q, references to the “Crown Dynamics  Corp “ Company,” “we,” “our” or “us” refer to Crown Dynamics Corp.  Unless the context otherwise indicates.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-Q (the “Report”). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

For a description of such risks and uncertainties refer to our Registration Statement on Form S-1, filed with the Securities and Exchange Commission on August 22 ,2011. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Corporate Background

We were incorporated in Delaware on June 15, 2010 and are a development stage company. On July 15, 2010, we entered into an exclusive worldwide patent sale agreement (the "Patent Transfer and Sale Agreement ") with Illanit Appelfeld, (the “Seller”), in relation to a patented technology (U.S. Patent Number: 5,799,354) (the “Patent”) for a toothbrush having a handle and a brush head, the brush head comprising two side, and one central bristle tuft bundles, each mounted to a respective separate base.
The patent and technology were transferred to us in exchange of payment to Illanit Appelfeld (the Seller) of US $9,000 (Nine thousands United States Dollars), according to the terms and conditions specified in the Patent Transfer and Sale Agreement related to the U.S. Patent Number: 5,799,354.

The invention that is the subject of the Patent is for a toothbrush having a handle and a brush head, the brush head comprising two side, and one central bristle tuft bundles, each mounted to a respective separate base, each of the side bases being mounted to the brush head by an elongated, flexible hinge extending in the axial direction of the handle, and the central base being connected to the bases of the side bundles with hinges, so that under a force applied against the central bristles tuft, the bases of the side bundles pivot one in the direction of the other, and resume their initial position when the central bundle is relieved from said force.  We plan to license the Patent to one or more third-parties to design, manufacture and market a product based on the Patent, in exchange for payment to us of an initial one-time license fee and of percentage royalty payments on future sales of products based on the Patent.

Our Business

We were incorporated in Delaware on June 15, 2010 and we are a development stage company. We have acquired the rights, title, and interest in and to a specially-designed and patented toothbrush having a handle and a brush head (the brush head comprising two side, and one central bristle tuft bundles, each mounted to a respective separate base) intended to attain a non-longitudinal movement by normal longitudinal movement across the teeth. This transverse movement of the side bristles will bring about a brushing action of the teeth surfaces in a direction perpendicular to the tangential direction of the brush during the normal toothbrushing movement. We have not generated any revenues to date and our operations have been limited to organizational, start-up, and capital formation activities. We currently have no employees other than our Officers (and two consultants) , who are also our Directors and work only part time.

We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings. We have not made any significant purchase or sale of assets, nor has the Company been involved in any mergers, acquisitions or consolidations. We are not a blank check registrant as that term is defined in Rule 419(a)(2) of Regulation C of the Securities Act of 1933, because we have a specific business plan and purpose. Neither Crown Dynamics Corp., nor its Officers, Directors, promoters or affiliates, has had preliminary contact or discussions with, nor do we have any present plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger.

A Patent Transfer and Sale Agreement was signed between Illanit Appelfeld (the “Seller”), in relation to a patented technology on July 15, 2010, granting Crown Dynamics Corp. exclusive rights, title and interest in and to the Patent  (U.S. Patent Number: 5,799,354) and all Intellectual Property rights, free and clear of any lien, charge, claim, preemptive rights, etc. for a toothbrush having a handle and a brush head (the brush head comprising two side, and one central bristle tuft bundles, each mounted to a respective separate base) intended to attain a non-longitudinal movement by normal longitudinal movement.

The invention, based on a patented technology, is a toothbrush having a handle and a brush head (the brush head comprising two side, and one central bristle tuft bundles, each mounted to a respective separate base) intended to attain a non-longitudinal movement by normal longitudinal movement.

Crown Dynamics’ invention relates to toothbrushes and more particularly to toothbrushes with more than one bristle tuft bundles which are adapted to perform different relative movements during use thereof. Though there are countless toothbrush design variations being manufactured and sold globally, it is common for the design to strive to achieve the goal of attaining a movement of the bristles in a direction perpendicular to the tangential direction of the teeth during and generated by normal use of the brush. Electric toothbrushes come closer to this movement, but involve higher cost and upkeep than standard non-electric models.

Crown Dynamic’s design is a non-electric toothbrush which is simple and straightforward to use and of an integral structure, which is expected to be low-cost and simple to produce.   Our design consists of two side and one central bristle tuft bundles, each mounted to a respective separate base. Each of the side bases being mounted to the brush head by an elongated, flexible hinge extending in the axial direction of the handle; and the central base is hingedly connected to the bases of the side bundles, so that under a force applied against the central bristles tuft, the bases of the side bundles pivot one in the direction of the other, and resume their initial position when the central bundle is relieved from said force.

Another example is U.S. Pat. No. 5,483,22 dated January 16, 1996, related to a Toothbrush with resilient flexible bristle support. The bristles of this toothbrush are mounted on a flexed, resilient member supported from a handle by means of one or more handle extensions. The bristles are arranged in arrays with a center array for engaging the biting surface of a tooth and outer arrays for simultaneously engaging the sides of the tooth and adjacent gums when the resilient member is flexed by the engagement of the center array bristles with the tooth. However, this design does not include the hinged connection the base for the side bundles as in the Crown Dynamics model. Thus the bundles cannot pivot one in the direction of the other, as our toothbrush is expected to do.

In effect, while there may be several dozen types of toothbrushes on the market or patented, none offer the hinged, pivoting motion that should attain a non-longitudinal movement by normal longitudinal movement.
The design and development of a commercial product will be carried out by one or more third party licensees offering expertise in several relevant disciplines, including plastics for the handle and recommendations for bristles and other elements, device design, operation and control, automation and mechanics involved in manufacturing, as required.

As of November 2010, we changed our business plan and since then we plan to license our Patent to one or more third party licensees to develop, manufacture, and sell a specialized toothbrush based on our Patent, in exchange for a one-time license fee and ongoing royalty payments based on sales.   In November 2010, after seeking third parties to develop a prototype, we came to the conclusion that manufacturing the prototype ourselves would not provide us with any cost benefit in locating third parties willing to license and market the technology, since the process of developing the prototype would be time consuming and expensive.  We believe that we will be able to reach our goals of licensing and marketing the patent technology without incurring the expense of first creating the prototype. We therefore changed our business plan and revised the prospectus to describe the steps the Company plans to undertake to market and license the technology, without first manufacturing a prototype.

The Company estimates that a third party licensee will need approximately 9 months to develop a working prototype and engineering specifications, after a licensing agreement is entered into. Once the prototype is successfully tested and operational, the Company estimates that a third party licensee will need another 4-6 months to successfully bring the product based on our Patent to the market.

The Company filed an S1 registration statement with the SEC to raise $75,000 , which was declared effective on September 6 2011 .
( See Other Information )

Employees

In addition to  our current Directors and officers, we have  2 outside consultants.

Transfer Agent

We have engaged Nevada Agency and Trust as our stock transfer agent. Nevada Agency and Trust is located at 50 West Liberty Street, Reno, Nevada 89501. Their telephone number is (775) 322-0626 and their fax number is (775) 322-5623. The transfer agent is responsible for all record-keeping and administrative functions in connection with our issued and outstanding common stock.

Plan of Operation

We are a development stage company that has acquired the technology and received a patent for a specially-designed toothbrush.

Although we have not yet engaged a licensee to develop a fully operational prototype of the specially-designed and patented toothbrush, based on our preliminary discussions with certain manufacturing vendors, we believe that it will take approximately 9 months to construct a basic valid prototype of a product based on our Patent. We intend for the design and development of a commercial product  to be carried out by specialist contractors offering expertise in several relevant disciplines, including plastics for the handle and recommendations for bristles and other elements,  device design, operation and control, and automation and mechanics in manufacturing, as required, .

We expect design and product development to be divided into three individual stages:

a) Technical Concept/Definition (one-two months)

b) Engineering Specification (two-three months)

c) Engineering & Preparation for Production (three-four months) (total nine months)

Though we anticipate the prototype and testing to be relatively simple for our third party licensee, we anticipate the various stages of development will take nine months because we cannot estimate the resources that will be applied by our third party licensee to each particular task.

We estimate that our third party licensee would need approximately an additional four to six months to bring this product to market. Our objective is to license the manufacturing rights to a product based on our Patent and related technology to third party manufacturers who would then assume responsibility for marketing and sales.

 General Working Capital

The Co has funded its operations to date by the use of loans from its directors . Subsequent to September 30 2011 the Co raised gross proceeds of $75,000 ( See Other Information ) .

Liquidity and Capital Resources

Our balance sheet as  September  30 2011 reflects $300  in cash and cash equivalents . Cash from inception to date have been sufficient to provide the operating capital necessary to operate to date (funded by loans from the Directors). The operating expenses and net loss for the nine  months ended  September 30 , 2011 amounted to $26,363 .

Going Concern Consideration

Our auditors have issued an opinion on our annual financial statements which includes a statement describing our going concern status. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and meet our other financial obligations. This is because we have not generated any revenues and no revenues are anticipated until we begin marketing the product. Accordingly, we must raise capital from sources other than the actual sale of the product. We must raise capital to implement our project and stay in business.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officers have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive officer and principal financial and accounting officers.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 1A. Risk Factors

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There was no matters  submitted to a vote of security holders during the three months ended  September  30 2011

Item 5. Other Information.

Subsequent to September 30 2011 the Company completed its offering pursuant to the effective S1 and raised gross proceeds of $75,000 and issued 2,500,000 registered shares to 40 shareholders.

Item 6. Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley (filed herewith)

32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley (filed herewith)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 1 , 2011	Crown Dynamics Corp

	By:	/s/ Amir Rehavi
Name: Amir Rehavi
Title: President and Director
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date : November 1 , 2011	By:	/s/ Amir Rehavi
Name: Amir Rehavi
Title: President and Director
(Principal Executive Officer)

Date: November 1 , 2011	By:	/s/ Chanah Zehavi
Name: Chanah Zehavi
Title: Secretary and Director
(Principal Internal Accounting and financial Officer)