Form 10-K
period 2011-12-31
CROWN DYNAMICS CORP
filed 2012-03-14
CIK 1500123

 U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Commission File Number: 333-169501

CROWN DYNAMICS CORP.
(Exact name of small business issuer as specified in its charter)

Delaware	98-0665018
(State of incorporation)	(IRS Employer ID Number)

5400 Laurel Springs Pkwy
Suite 107
Suwanee GA 30024
Phone number: 1-800-268-1315

 (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Copy of all Communications to:
Zouvas Law Group, P.C.
2368 Second Avenue, 1st Floor
San Diego, CA 92101
Phone: 619.688.1715
Fax: 619.688.1716

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes   ☐       No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes   ☐      No   ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Page - 1

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes   No ☒

The number of shares of the issuer’s common stock issued and outstanding as of December 31, 2011, was 16,500,000 shares.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently computed fiscal quarter. $nil based upon nil per share which was the last price at which the common equity purchased by non-affiliates was last sold.

Documents Incorporated By Reference:  None

Page - 2

Page - 3

PART I

ITEM 1.  BUSINESS.

As used in this Annual Report on Form 10-K (this “Report”), references to the “Company,” the “Registrant,” “we,” “our,” “us” or “Crown Dynamics Corp” , unless the context otherwise indicates .

Forward-Looking Statements

This Report contains forward-looking statements. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential,” or “continue” or the negative of these similar terms.

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash, which are explained below under “Liquidity and Capital Resources.” We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

Corporate Background

We were incorporated in Delaware on June 15, 2010 and are a development stage company. On July 15, 2010, we entered into an exclusive worldwide Technology sale agreement (the "Technology Transfer and Sale Agreement ") with Illanit Appelfeld, (the “Seller”), in relation to a Technology-ed technology (U.S. Technology Number: 5,799,354) (the “Technology”) for a toothbrush having a handle and a brush head, the brush head comprising two side, and one central bristle tuft bundles, each mounted to a respective separate base.  The Technology and technology were transferred to us in exchange of payment to Illanit Appelfeld (the Seller) of US $9,000 (Nine thousands United States Dollars), according to the terms and conditions specified in the Technology Transfer and Sale Agreement related to the U.S. Technology Number: 5,799,354.

Since 2010, we have continued to research our dental technology but have also grown to include greater applications in home medical technology.  On January 20th, 2012 the company entered into a Technology License Agreement (the “Agreement”) with Zorah LLC (“Zorah”).  Now the Company has exclusive rights to Zorah’s Technology for development and distribution worldwide of Zorah’s technologies which include a wireless technology to remotely monitor senior citizens and special needs adults, as well as the development of a transdermal blood sugar monitoring unit, which will allow people to take their blood sugar levels without pricking themselves.

Our principal offices are located at 5400 Laurel Springs Pkwy, Suite 107, Suwanee, GA 30024.  Our registered agent for service of process in Delaware is located at 113 Barksdale Professional Center, Newark, DE 19711, and our registered agent is Delaware Intercorp.

All references to "we," "us," "our," or similar terms used in this prospectus refer to Crown Dynamics Corp. Our fiscal year end is December 31.

Subsequent Developments

On January 3, 2012, the Company implemented a 3 for 1 forward stock split on its issued and outstanding shares of common stock to the holders of record. As a result of the split, each holder of record on the record date automatically received two additional shares of the Company’s common stock. After the split, the number of shares of common stock issued and outstanding were 16,500,000 shares. The accompanying financial statements and related notes thereto have been adjusted accordingly to reflect this forward stock split.

On January 20th the company entered into a Technology License Agreement with Zorah LLC. The license required a one-time issuance of one million two hundred and twenty-five thousand (1,225,000) shares of restricted common stock.

Page - 4

Business Summary

We were incorporated in Delaware on June 15, 2010 and we are a development stage company. We first acquired the rights, title, and interest in and to a specially-designed and patented toothbrush having a handle and a brush head (the brush head comprising two side, and one central bristle tuft bundles, each mounted to a respective separate base) intended to attain a non-longitudinal movement by normal longitudinal movement across the teeth. This transverse movement of the side bristles will bring about a brushing action of the teeth surfaces in a direction perpendicular to the tangential direction of the brush during the normal toothbrushing movement. We have not generated any revenues to date and our operations have been limited to organizational, start-up, and capital formation activities. We currently have no employees other than our Officers, who are also our Directors and work only part time.

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

The Company has not abandon its previous business plan, but has now acquired the rights to a developed and proprietary solution which leverages the latest in wireless technologies (GPS, Cellular, RFID and a combination of sensors), proprietary algorithms and the Internet to remotely monitor, manage and protect loved ones.  While there are many markets which can take advantage of such powerful technology, the Company is initially focused on addressing the seniors markets.

Business Strategy

The Company wants to pursue the toothbrush development as well as its newest technology.  The Company’s newest technology will initially target the Special Needs and Senior Citizens population groups and provides: wandering detection alerts and rescue notification processes; wandering prevention capabilities; proactive emergency communications; and remote safety monitoring offerings.  The Company’s solution is packaged within a wireless device worn on an individual in various form factors - that interoperates with other systems to allow the caregiver to access relevant information on the person’s condition and whereabouts.  A web browser is required to access and manage the people under care.

The second phase of the Company’s product involves a proprietary solution for detecting sugar levels and other vital signs, non-invasively, for people with diabetes or at risk of diabetes. The unique invention uses a proprietary ultrasonic technique to accurately detect sugar levels transdermally, continuously, via a wristwatch worn by a person and transmits the information in real-time over the wireless network to The Company servers and designated people are notified of exceptions based on pre-configured preferences.

Potential revenues recur on a monthly basis and are comprised of the following: $299 for the purchase of the device; a monthly service fee of $49.00 for Special Needs customer use; and a monthly service fee of $19.00 for Senior Population customer use.  Additional fees will be charged for add-on modules.  Devices sold to OEM distribution channels will be priced at $9.00 per month per device.

Business Plan

The Company is initially focused on two markets; the Special Needs and the Senior markets. Both population groups would benefit from The Company’s solution that prevents wandering; detects if wandering happens; optimizes the rescue process of people that wander through The Company’s proprietary Watchtower technology; and effectively monitors people to manage and protect them while at home.  The company will launch the second phase of their product in 2012, which is focused on transdermally detecting the chemical constitution of the blood, non-invasively and in real-time. The system utilizes the information to determine the medication that may be present in the person, there enabling very effective medication compliance management. The same technology will be utilized in Phase 2 to determine sugar levels in real-time which brings an unprecedented level of effectiveness in managing the sugar level problem for people with diabetes or at risk of diabetes. A few key considerations relating to the three markets are provided below:

Page - 5

Products

The Company seeks to pursue its original plan of licensing and marketing the patent technology without incurring the expense of first creating the prototype for their toothbrush technology. The toothbrush idea that the Company developed is toothbrushes with more than one bristle tuft bundles which are adapted to perform different relative movements during use thereof.  Though there are countless toothbrush design variations being manufactured and sold globally, it is common for the design to strive to achieve the goal of attaining a movement of the bristles in a direction perpendicular to the tangential direction of the teeth during and generated by normal use of the brush. Electric toothbrushes come closer to this movement, but involve higher cost and upkeep than standard non-electric models.

The Company’s latest and separate product provides technology solutions to help protect people with special needs when their personal safety matters. The Company’s temporary name for the product is the “Solution” which is the next generation of Personal Emergency Response System (PERS) that enables mobility and safety by following the person anywhere through state of the art wireless technology.  The Solution is the only GPS based product that locates indoors, and works outdoors as well.

Wandering Detection and Rescue

This is focused on detecting when a person leaves a perimeter when they are not supposed to. The care givers, and other designated people are notified in real-time and the person’s location and movement can be viewed on a phone, web browser, etc., to determine if safety is at risk and then take necessary action. The solution provides proprietary workflows to expedite the return process using the Technology pending the Company’s SafetyNet Technology. The solution accounts for situations where the person leaves home legitimately, for example, for a doctor’s visit, shopping, therapy, etc., thereby ensuring that false alerts are not sent to the care givers and rescuers.

Wandering Prevention

This adds optional capabilities to the system to help prevent wandering from happening at all. The system interacts with electronic door locks to lock a door when the person comes too close to a door leading outside. Should wandering occur, however, the wandering detection and return processes kick in.

Lastly, the Compnay is also in development of Zorah technology for a "prickless" blood sugar monitor.
The Company will allow other companies to brand label its software platform and use it in their markets of interest outside the healthcare space. The Company is currently in discussions with some companies that want to OEM the product. The Company will also allow a few companies outside the United States to OEM the solution and sell into the dementia and elder care markets overseas, particularly Asia.

Employees

Other than our current Directors and officers, we have two part-time employees.

Transfer Agent

We have engaged Nevada Agency and Trust as our stock transfer agent. Nevada Agency and Trust is located at 50 West Liberty Street, Reno, Nevada 89501. Their telephone number is (775) 322-0626 and their fax number is (775) 322-5623. The transfer agent is responsible for all record-keeping and administrative functions in connection with our issued and outstanding common stock.

ITEM 1A.     RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.
ITEM 1B.     UNRESOLVED STAFF COMMENTS

Not Applicable.

Page - 6

ITEM 2.    PROPERTIES

Our Principal executive offices are located at 5400 Laurel Springs Pkwy, Suite 107, Suwanee, GA 30024.  This location is an office of our CEO and we have been allowed to operate out of such location at no cost to the Company. We believe that this space is adequate for our current and immediately foreseeable operating needs.

ITEM 3.    LEGAL PROCEEDINGS.

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

ITEM 4.           REMOVED AND RESERVED

N/a

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has been eligible to be traded on the Over-The-Counter Bulletin Board since January 2012, under the ticker symbol CDYY.

Holders

As of December 31, 2011, there were 16,500,000 common shares issued and outstanding, which were held by 42 stockholders of record.

Dividends

We have never declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There were no other sales of unregistered securities during the period, other than those already reported.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2011.

A smaller reporting company is not required to provide the information required by this item.

ITEM 6.     SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Page - 7

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. We caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or our behalf. We disclaim any obligation to update forward-looking statements.

Plan of Operation

We are a development stage company that in additon to owning toothbrush technology, has recently has acquired the technology to develop two new home medical devices. The Solution will initially target the Special Needs and Senior Citizens population groups and provides: wandering detection alerts and rescue notification processes; wandering prevention capabilities; proactive emergency communications; and remote safety monitoring offerings.  The Company’s solution is packaged within a wireless device worn on an individual in various form factors - that interoperates with other systems to allow the caregiver to access relevant information on the person’s condition and whereabouts.  A web browser is required to access and manage the people under care.

The second phase of the Company’s product involves a proprietary solution for detecting sugar levels and other vital signs, non-invasively, for people with diabetes or at risk of diabetes. The unique invention uses a proprietary ultrasonic technique to accurately detect sugar levels transdermally, continuously, via a wristwatch worn by a person and transmits the information in real-time over the wireless network to The Company servers and designated people are notified of exceptions based on pre-configured preferences.

Potential revenues recur on a monthly basis and are comprised of the following: $299 for the purchase of the device; a monthly service fee of $49.00 for Special Needs customer use; and a monthly service fee of $19.00 for Senior Population customer use.  Additional fees will be charged for add-on modules.  Devices sold to OEM distribution channels will be priced at $9.00 per month per device.   Completing intellectual property rights on the technology is pending completion of capital raise.

Results of Operations

We have not generated any revenue to date. Operating expenses in the year ended December 31, 2011 amounted to $37,406 as compared to $23,112to the year ended December 31, 2010.  The increase in expenses is a result of an increase of $22,979 in professional fees, which was $29,429 for the year end 2011 as opposed to only $6,450 in 2010.   The increased professional fees were for filings and compliance.

Filing Fee and Transfer Agent fees remained relatively similar, however, the period ending December 31, 2011 did show a decrease of $9000 in patent fees, and a decrease of $1500 in incorporation fees, mainly because those procedures did not need to be performed again in the 2011 year.  These savings finalized the year, resulting in a Net Loss of $37,188, as compared to a Net Loss of $23, 112 from December 31, 2010.

Liquidity and Capital Resources

Our balance sheet as December 31, 2011 reflects $0 in cash and cash equivalents. Cash from inception to date have been sufficient to provide the operating capital necessary to operate to date (funded by loans from the Directors). The operating expenses and net loss for the year ended December 31, 2011 amounted to $31,188.

We intend to raise the balance of our cash requirements for the next 12 months (approximately $2,000,000) from private placements or a registered public offering (either self-underwritten or through a broker-dealer).  If we are unsuccessful in raising enough money through future capital-raising efforts, we may review other financing possibilities such as bank loans.  At this time, our Company does not have a commitment from any broker/dealer to provide financing.  There is no assurance that any financing will be available or if available, on terms that will be acceptable.

Page - 8

Lack of Insurance

The Company currently has no insurance in force for its office facilities and operations and it cannot be certain that it can cover the risks associated with such lack of insurance or that it will be able to obtain and/or maintain insurance to cover these risks at economically feasible premiums.

Going Concern Consideration

Our registered independent auditors have issued an opinion on our financial statements which includes a statement describing our going concern status. This means that there is substantial doubt that we can continue as an on-going business for the next 12 months unless we obtain additional capital to pay our bills and meet our other financial obligations. This is because we have not generated any revenues and no revenues are anticipated until we begin marketing the product. Accordingly, we must raise capital from sources other than the actual sale of the product. We must raise capital to implement our project and stay in business.

Recently issued accounting pronouncements

In August 2009, FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis.  This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard.  This standard is effective for the Company on October 1, 2009.  The adoption of this amendment did not have a material effect on the Company’s consolidated financial statements.

In October 2009, FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement.  Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third-party evidence of fair value of the undelivered items.  This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition.  This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements.  This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards.  Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement.  This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend.  This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis.  The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis.  This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Page - 9

ITEM 8.                       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CROWN DYNAMICS CORP.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

Financial Statements-
Report of Independent Financial Accountant	F-1
Balance Sheets as of December 31, 2011 and December 31, 2010	F-2
Statements of Operations for the Years Ended
December 31, 2011and 2010, and Cumulative from Inception	F-3
Statement of Changes in Stockholders’ Equity for the Period from Inception
Through December 31, 2011	F-4
Statements of Cash Flows for the Years Ended December 31, 2011and 2010
And Cumulative from Inception	F-5
Notes to Financial Statements	F-6

Page - 10

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
of Crown Dynamics Corp.:

We have audited the accompanying balance sheets of Crown Dynamics Corp. (a Delaware corporation in the development stage) as of December 31 , 2011 and 2010, and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31 , 2011 and 2010, and from inception (June 15, 2010) through December 31 , 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crown Dynamics Corp. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years ended December 31 , 2011 and 2010, and from inception (June 15, 2010) through December 31 , 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of December 31 , 2011, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,
[Missing Graphic Reference]
Weinberg & Baer LLC
Baltimore, Maryland
February 23, 2012

CROWN DYNAMICS CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
AS OF DECEMBER 31, 2011 AND DECEMBER 31, 2010

Crown Dynamics Corp.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET (NOTE 2)
December 31, 2011

ASSETS
	As of	As of
	December 31,	December 31,
	2011	2010

Current Assets:
Cash and cash equivalent	$-	$300
Deferred offering costs	-	20,000

Total current assets	-	20,300

Total Assets	$-	$20,300

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$5,000	$28,190
Loans from related parties - Directors and stockholders	-	14,922

Total current liabilities	5,000	43,112

Total liabilities	5,000	43,112

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $.0001 per share, 200,000,000 shares
authorized; 16,500,000 and 9,000,000 shares issued and outstanding, respectively *	1,650	900
Discount on common stock	(600)	(600)
Additional paid-in capital	54,250	-
(Deficit) accumulated during the development stage	(60,300)	(23,112)

Total stockholders' (deficit)	(5,000)	(22,812)

Total Liabilities and Stockholders' (Deficit)	$-	$20,300

* Post forward stock split

The accompanying notes to financial statements are an integral part of these financial statements.

CROWN DYNAMICS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
AND CUMULATIVE FROM INCEPTION (JUNE 15, 2010)
THROUGHDECEMBER 31, 2011

Crown Dynamics Corp.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)

	Year	Year
	Ended	Ended	Cumulative
	December 31,	December 31,	From
	2011	2010	Inception

Revenues	$-	$-	$-

Expenses:
Filing fees	4,083	3,690	7,773
Transfer agent fees	3,164	2,472	5,636
Professional fees	29,429	6,450	35,879
Patent	-	9,000	9,000
Legal - incorporation		1,500	1,500
Other	730	-	730

Total expenses	37,406	23,112	60,518

(Loss) from Operations	(37,406)	(23,112)	(60,518)

Other Income (Expense)	218	-	218

Provision for income taxes	-	-	-

Net (Loss)	$(37,188)	$(23,112)	$(60,300)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted *	10,417,808	8,910,000

* Post forward stock split

The accompanying notes to financial statements are an integral part of these financial statements.

CROWN DYNAMICS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (JUNE 15, 2010)
THROUGHDECEMBER 31, 2011

Crown Dynamics Corp.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (NOTE 2)

					(Deficit)
					Accumulated
			Discount on	Additional	During the
	Common stock *		Common	Paid-in	Development
	Shares	Amount	Stock	Capital	Stage	Totals

Balance - at inception	-	$-	$-	$-	$-	$-

Common stock issued for cash	9,000,000	900	(600)	-	-	300

Net (loss) for the period	-	-	-	-	(23,112)	(23,112)

Balance - December 31, 2010	9,000,000	$900	$(600)	$-	######	$(22,812)

Common stock issued for cash	7,500,000	750	-	54,250		55,000

Net (loss) for the period	-	-	-	-	(37,188)	(37,188)

Balance - December 31, 2011	16,500,000	$1,650	$(600)	$54,250	######	$(5,000)

* Post forward stock split

The accompanying notes to financial statements are an integral part of thesefinancial statements.

CROWN DYNAMICS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
AND CUMULATIVE FROM INCEPTION (JUNE 15, 2010)
THROUGH DECEMBER 31, 2011

Crown Dynamics Corp.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)

	Year	Year
	Ended	Ended	Cumulative
	December 31,	December 31,	From
	2011	2010	Inception

Operating Activities:
Net (loss)	$(37,188)	$(23,112)	$(60,300)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Changes in net assets and liabilities-
Deferred offering costs	20,000	(20,000)	-
Accounts payable and accrued liabilities	(23,190)	28,190	5,000

Net Cash Used in Operating Activities	(40,378)	(14,922)	(55,300)

Investing Activities:	-	-	-

Net Cash Used in Investing Activities	-	-	-

Financing Activities:
Proceeds from stock issued	55,000	300	55,300
Proceeds from related party loans	(14,922)	14,922	-

Net Cash Provided by Financing Activities	40,078	15,222	55,300

Net (Decrease) Increase in Cash	(300)	300	-

Cash - Beginning of Period	300	-	-

Cash - End of Period	$-	$300	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to financial statements are an integral part of these financial statements.

CROWN DYNAMICS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

(1)Summary of Significant Accounting Policies

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended December 31, 2011.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2011, the carrying value of accrued liabilities, and loans from directors and stockholders approximated fair value due to the short-term nature and maturity of these instruments.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended December 31, 2011, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are expensed as incurred.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2011, and expenses for the period ended December 31, 2011, and cumulative from inception. Actual results could differ from those estimates made by management.

Fiscal Year End

The Company has adopted a fiscal year end of December 31.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRSs")." Under ASU 2011-04, the guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in U.S. GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. ASU 2011-04 is effective for public entities during interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not believe that the adoption of ASU 2011-04 will have a material impact on the Company's results of operation and financial condition.

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

(2)Development Stage Activities and Going Concern

The Company is currently in the development stage, and has no operations. The business plan of the Company is to seek third party entities interested in licensing the rights to manufacture and market the Company's patent design.

Page - 17

On July 15, 2010, the Company entered into a Patent Transfer and Sale Agreement whereby the Company acquired all of the right, title and interest in the patent known as the “Toothbrush” for consideration of $9,000 including attorney's fees. The United States Patent number is 5,799,354.

The Company filed a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 2,500,000 shares (7,500,000 shares post forward stock split) of newly issued common stock at an offering price of $0.03 per share for proceeds of up to $75,000. The Registration Statement on Form S-1 was declared effective on September 7, 2011. On October 24, 2011 the Company issued 2,500,000 shares (7,500,000 shares post forward stock split) of common stock pursuant to the Registration Statement on Form S-1, and received proceeds of $75,000. The Company incurred $20,000 of deferred offering costs related to this capital formation activity.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2011, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)Patent

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

(4)Common Stock

On July 17, 2010, the Company issued 3,000,000 shares (9,000,000 shares post forward stock split) of its common stock to individuals who are Directors and officers of the company for $300.

The Company filed a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 2,500,000 shares (7,500,000 shares post forward stock split) of newly issued common stock at an offering price of $0.03 per share for proceeds of up to $75,000. The Registration Statement on Form S-1 was declared effective on September 7, 2011. On October 24, 2011 the Company issued 2,500,000 shares (7,500,000 shares post forward stock split) of common stock pursuant to the Registration Statement on Form S-1, and received proceeds of $75,000. The Company incurred $20,000 of deferred offering costs related to this capital formation activity.

On January 3, 2012, the Company implemented a 3 for 1 forward stock split on its issued and outstanding shares of common stock to the holders of record. As a result of the split, each holder of record on the record date automatically received two additional shares of the Company’s common stock. After the split, the number of shares of common stock issued and outstanding were 16,500,000 shares. The accompanying financial statements and related notes thereto have been adjusted accordingly to reflect this forward stock split.

Page - 18

(5)   Income Taxes

The provision (benefit) for income taxes for the periods ended December 31, 2011 and 2010, was as follows (assuming a 23% effective tax rate):

	2011	2010

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$8,553	$3,246
Amortization deduction	138	55
Change in valuation allowance	(8,691)	(3,301)

Total deferred tax provision	$-	$-

	2011	2010

Loss carryforwards	$11,992	$3,301
Less - Valuation allowance	(11,992)	(3,301)

Total net deferred tax assets	$-	$-

accumulated Loss per FS	(60,300)	(23,112)
Patent expense	9,000	9,000
patent amortization	(840)	(240)
	(52,140)	(14,352)

Loss per FS	(37,188)	(23,112)
Patent expense	-	9,000
patent amortization	(600)	(240)
	(37,788)	(14,352)

Page - 19

The Company had deferred income tax assets as of December 31, 2011 and 2010, as follows

	2011	2010

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$8,553	$3,246
Amortization deduction	138	55
Change in valuation allowance	(8,691)	(3,301)

Total deferred tax provision	$-	$-

	2011	2010

Loss carryforwards	$11,992	$3,301
Less - Valuation allowance	(11,992)	(3,301)

Total net deferred tax assets	$-	$-

accumulated Loss per FS	(60,300)	(23,112)
Patent expense	9,000	9,000
patent amortization	(840)	(240)
	(52,140)	(14,352)

Loss per FS	(37,188)	(23,112)
Patent expense	-	9,000
patent amortization	(600)	(240)
	(37,788)	(14,352)

Page - 20

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended December 31, 2011 and 2010, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2011, the Company had approximately $52,000 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2031.

The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The Company will file income tax returns in the United States. All tax years are closed by expiration of the statute of limitations.

(6)Related Party Transactions

As described in Note 5, on June 17, 2010, the Company issued 3,000,000 shares (9,000,000 shares post forward stock split) of its common stock to Directors and officers for $300.

As of December 31, 2010, loans from related parties amounted to $14,922 and represented working capital advances from Directors who are also stockholders of the Company. The loans were unsecured, non-interest bearing, and due on demand. The loans were paid back in 2011.

On January 18th the company sold 5,000,000 restricted shares in a private placement for $50,000.

On January 20th the company entered into a Technology License Agreement with Zorah LLC. The license required a one-time issuance of one million two hundred and twenty-five thousand (1,225,000) shares of restricted common stock.

Page - 21

(7)  Subsequent Events

On January 3, 2012, the Company implemented a 3 for 1 forward stock split on its issued and outstanding shares of common stock to the holders of record. As a result of the split, each holder of record on the record date automatically received two additional shares of the Company’s common stock. After the split, the number of shares of common stock issued and outstanding were 16,500,000 shares. The accompanying financial statements and related notes thereto have been adjusted accordingly to reflect this forward stock split.

On January 17,  2012 Crown Dynamics Corp., a Delaware Corporation (the "Company"), executed a Stock Purchase Agreement (the "Agreement").  Under the terms of the Agreement, 9,000,000 (post-split, see discussion in section 8.01 herein) shares of common stock of the Company were sold by Amir Rehavi and ChanahZehavi (“Sellers”) to Steve Aninye (“Buyer”) in exchange for $180,000.

On January 18th the company sold 5,000,000 restricted shares in a private placement for $50,000.

On January 20th the company entered into a Technology License Agreement with Zorah LLC. The license required a one-time issuance of one million two hundred and twenty-five thousand (1,225,000) shares of restricted common stock.

On February 21, 2012 Crown Dynamics Corp., a Delaware Corporation (the "Company") issued 50,000 restricted shares of the Company’s common stock to new Board Member M.L. Carr in exchange for future services.

On February 23, 2012 Crown Dynamics Corp., a Delaware Corporation (the "Company") issued 50,000 restricted shares of the Company’s common stock to new Board Member Colonel Richard L. Teters Jr. in exchange for future services.

-End of Notes to Financials-

Page - 22

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9 (A).   CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We are required to maintain disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and Internal Accounting Officer , to allow timely decisions regarding required disclosure. As of December 31, 2011, we conducted an evaluation, under the supervision, and with the participation of our CEO and INTERNAL ACCOUNTING OFFICER, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and INTERNAL ACCOUNTING OFFICER concluded that our disclosure controls and procedures were effective.

Management does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's CEO and INTERNAL ACCOUNTING OFFICER and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

*	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

*
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

*
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Page - 23

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2011 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were effective.

Attestation report of the registered public accounting firm

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Changes in internal control over financial reporting

During the year ended December 31, 2011, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.        Other Information.

None.

PART III

Item 10.           Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

There are no familial relationships among any of our directors or officers. None of our directors or officers is a director in any other U.S. reporting companies. None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last five years. The Company is not aware of any proceedings to which any of the Company’s officers or directors, or any associate of any such officer or director, is a party adverse to the Company or any of the Company’s subsidiaries or has a material interest adverse to it or any of its subsidiaries.

Each director of the Company serves for a term of one year or until the successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves, at the pleasure of the Board of Directors, for a term of one year and until the successor is elected at the annual meeting of the Board of Directors and is qualified.

Page - 24

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. We believe, based solely on our review of the copies of such forms, that during the fiscal year ended December 31, 2010, all reporting persons complied with all applicable Section 16(a) filing requirements.

Auditors

Weinberg and Baer, CPA, an independent registered public accounting firm, is our auditor.

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers. We do not have a “financial expert” on the board or an audit committee or nominating committee.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company has only two directors, and to date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executive officers or directors.

Involvement in Certain Legal Proceedings

During the past ten years no director, executive officer, promoter or control person of the Company has been involved in the following:

(1)
A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)
Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4)
Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

Page - 25

(5)
Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6)
Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)
Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8)
Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Item 11.         Executive Compensation.

Compensation of Officers

A summary of cash and other compensation paid in accordance with management consulting contracts for our Principal Executive Officer and other executives for the most recent three years is as follows:

Name and Principal Position	Title	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other compensation ($)	Total ($)
(a)		(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Steve Aninye(1)	CEO and Chairman of Director’s	2012	$-1-	$-0-	$-0-	-0-	-0-	-0-	-0-	$-1-
		2011	$-0-	$-0-	$-0-	-0-	-0-	-0-	-0-	$-0-
		2010	$-0-	$-0-	$-0-	-0-	-0-	-0-	-0-	$-0-
Amir Rehavi(2)	Former Secretary and Director	2012	$-0-	$-0-	$-0-	-0-	-0-	-0-	-0-	$-0-
		2011	$-0-	$-0-	$-0-	-0-	-0-	-0-	-0-	$-0-
		2010	$-0-	$-0-	$-0-	-0-	-0-	-0-	-0-	$-0-
Chanah Zehavi (3)	Former Treasurer Director	2012	$-0-	$-0-	$-0-	-0-	-0-	-0-	-0-	$-0-
		2011	$-0-	$-0-	$-0-	-0-	-0-	-0-	-0-	$-0-
		2010	$-0-	$-0-	$-0-	-0-	-0-	-0-	-0-	$-0-
 Notes to Summary Compensation Table:

Subsequent Events:

(1)           Mr. Steve Aninye was appointed an officer and director of Crown on January 17, 2012.
(2)           Mr. Rehavi resigned from his duties on January 17, 2012.
(3)           Mr. Zehavi resigned from his duties on January 17, 2012

Page - 26

The Company has no option or stock award plan or long-term incentive plan.

The Company has no plans that provides for the payment of retirement benefits, or benefits that will be paid primarily following retirement.

The Company has no agreement that provides for payment to executive officers at, following, or in connection with the resignation, retirement or other termination, or a change in control of Company or a change in any executive officer's responsibilities following a change in control.
.
Outstanding Equity Awards

None of our Directors or executive officers holds unexercised options, stock that has not vested, or equity incentive plan awards.

Compensation of Directors

As of December 31, 2011, there is no compensation of directors.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of February 1, 2012, the beneficial ownership of the outstanding common stock by: (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Unless otherwise indicated, each of the stockholders named in the table below has sole voting and dispositive power with respect to such shares of common stock. As of the date of this Current Report, there are 22,625,000 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership
Directors and Officers:

Steve Aninye 5400 Laurel Springs Pkwy Suite 107 Suwanee GA 30024	15,125,000	66.85%

(1)	The number of shares represents 9,000,000 shares (post-split) received as the share exchange and change in control.
(2)	Mr. Aninye also purchased 5,000,000 shares in a private placement subscription agreement on January 18, 2012
(3)	1,125,000 shares were issued to Zorah, LLC, which is wholly owned by Mr. Aninye, in a technology license agreement on January 20, 2012.

Change in Control

On January 17, 2012, Steve Aninye acquired control of nine million (9,000,000) shares of the Company’s issued and outstanding common stock, which at the time, represented approximately 54.54% of the Company’s total issued and outstanding common stock, from Amir Rehavi and ChanahZehavi in accordance with a common stock purchase agreement among Mr. Rehavi, Mr. Zehavi and Mr. Aninye (the “Stock Purchase Agreement”).  Pursuant to the Stock Purchase Agreement, Mr. Rehavi and Mr. Zehavi were paid an aggregate purchase price of one hundred and eighty thousand dollars ($180,000) in exchange for the shares.

As part of the acquisition, the following changes to the Company's directors and officers have occurred:  As of January 17, 2012, Amir Rehavi and ChanahZehavi resigned from all positions with the Company, including but not limited to, that of President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director.    As of January 17, 2012, Steve Aninye was appointed as the Company’s Chief Executive Officer and a Chairman of the Board of Directors.

Exemption From Registration. The shares of Common Stock referenced herein were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(2) of the Securities Act of 1933, as amended, (“Securities Act”), and/or Regulation D, as promulgated by the U.S. Securities and Exchange Commission under the Securities Act, based upon the following: (a) each of the persons to whom the shares of Common Stock were issued (each such person, an “Investor”) confirmed to the Company that it or he is an “accredited investor,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and has such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities, (b) there was no public offering or general solicitation with respect to the offering of such shares, (c) each Investor was provided with certain disclosure materials and all other information requested with respect to the Company, (d) each Investor acknowledged that all securities being acquired were being acquired for investment intent and were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act and (e) a legend has been, or will be, placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

Page - 27

Item 13.         Certain Relationships and Related Transactions, and Director Independence.

Other than the transactions discussed below, we have not entered into any transaction nor are there any proposed transactions in which our Director, executive officer, stockholders, or any member of the immediate family of the foregoing had or is to have a direct or indirect material interest.

On January 18th the company sold 5,000,000 restricted shares in a private placement for $50,000 to CEO Steve Aninye.

On January 20th the company entered into a Technology License Agreement with Zorah LLC. The license required a one-time issuance of one million two hundred and twenty-five thousand (1,225,000) shares of restricted common stock.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” We do not believe that any of our directors currently meet the definition of “independent” as promulgated by the rules and regulations of the American Stock Exchange.

Item 14.         Principal Accounting Fees and Services.

Our principal independent accountant is Weinberg & Baer LLC. Their pre-approved fees billed to the Company are set forth below:

	For Fiscal Year Ended December 31, 2011	For Fiscal Year Ended December 31, 2010
Audit Fees	$14,000	$14,000

Tax Fees ( Paid to Weinberg & Baer LLC )	$500	$500

As of December 31, 2011, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

Page - 28

PART IV

Item 15.         Exhibits and Financial Statement Schedules.

Exhibit	Description

Exhibit

3.1	Articles of Incorporation of the Company (filed as Exhibit 3.1 to Registration Statement on Form S1, filed with the Securities and Exchange Commission on August 22 2011 )
3.2	Bylaws of the Company (filed as Exhibit 3.2 to Registration Statement on Form S1, filed with the Securities and Exchange Commission on August 22 2011 )
3.3	Form of Common Stock Certificate of the Company (filed as Exhibit 3.3 to Registration Statement on Form S1, filed with the Securities and Exchange Commission on August 22 2011 )
10.1	Patent Sale Agreement (filed as Exhibit 10.1 to Registration Statement on Form S1, filed with the Securities and Exchange Commission on August 22 2011 )
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13A-14(A)/15D-14(A) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Accounting Officer Pursuant to Exchange Act Rule 13A-14(A)/15D-14(A) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Principal Accounting Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith)

Page - 29

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Crown Dynamics Corp

Date: March 9, 2012	By:	/s/ Steve Aninye
	Name:	Steve Aninye
	Title:	Chief Executive Officer, and Director

Date: March 9, 2012	By:	/s/ Steve Aninye
	Name:	Steve Aninye
	Title:	Principal Accounting and Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 14, 2012	By:	/s/ Steve Aninye
	Name:	Steve Aninye
	Title:	Chief Executive Officer, and Director

Date: March 14, 2012	By:	/s/ Steve Aninye
	Name:	Steve Aninye
	Title:	Principal Accounting and Financial Officer , Secretary and Director

Date: March 14, 2012	By:	/s/ M.L. Carr
	Name:	M.L. Carr
	Title:	Director

Date: March 14, 2012	By:	/s/ Richard L. Teters, Jr.
	Name:	Richard L. Teters, Jr
	Title:	Director

Page - 30

EXHIBIT 31.1
CERTIFICATION OF
PRINCIPAL EXECUTIVE  OFFICER
PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Steve Aninye, certify that:

        1.      I have reviewed this Annual Report on Form 10-K of the Registrant for the year ended December 31, 2011;

2.      Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.      Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4.      As the Registrant’s certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Registrant and have:

a.      Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.      Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.      Evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.      Disclosed in this report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter (the Registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5.      As the Registrant’s certifying officer, I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant auditors and the audit committee of the Registrant’s Board of Directors (or persons performing the equivalent functions):

a.      All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

b.      Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Date: March 14, 2012	Crown Dynamics Corp

	By:	/s/ Steve Aninye
	Name:	Steve Aninye
	Title:	Chief Executive Officer, and Director

Page - 31

EXHIBIT 31.2
CERTIFICATION OF
PRINCIPAL ACCOUNTING OFFICER
PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Steve Aninye, certify that:

1.      I have reviewed this Annual Report on Form 10-K of the Registrant for the year ended December 31, 2011;

2.      Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.      Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4.      As the Registrant’s certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Registrant and have:

a.      Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.      Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.      Evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.      Disclosed in this report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter (the Registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5.      As the Registrant’s certifying officer, I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant auditors and the audit committee of the Registrant’s Board of Directors (or persons performing the equivalent functions):

a.      All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

b.      Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Date: March 14, 2012	Crown Dynamics Corp

	By:	/s/ Steve Aninye
	Name:	Steve Aninye
	Title:	Principal Accounting and Financial Officer

Page - 32

EXHIBIT 32.1
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Steve Aninye. the Chief Executive Officer,  and Director of Crown Dynamics  , certifies, under the standards set forth and solely for the purposes of 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to his knowledge, the Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 2011, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in that Form 10-K fairly presents, in all material respects, the financial condition and  results of operations of the Registrant.

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Crown Dynamics Corp
Date: March 14, 2012
	By:	/s/ Steve Aninye
	Name:	Steve Aninye
	Title:	Chief Executive Officer, and Director

A signed original of this written statement required by Section 906 has been provided to the Registrant and will be retained by the Registrant and furnished to the Securities and Exchange Commission or its staff upon request.

Page - 33

EXHIBIT 32.2
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Steve Aninye, the Principal Accounting and Financial Officer, Secretary  and Director of Crown Dynamics, Corp. , certifies, under the standards set forth and solely for the purposes of 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to his knowledge, the Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 2011, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in that Form 10-K fairly presents, in all material respects, the financial condition and  results of operations of the Registrant.

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date: March 14, 2012	Crown Dynamics Corp

	By:	/s/ Steve Aninye
	Name:	Steve Aninye
	Title:	Principal Accounting and Financial Officer

A signed original of this written statement required by Section 906 has been provided to the Registrant and will be retained by the Registrant and furnished to the Securities and Exchange Commission or its staff upon request.

Page - 34