Form 10-Q
period 2012-03-31
CROWN DYNAMICS CORP
filed 2012-05-21
CIK 1500123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
[Missing Graphic Reference]
 FORM 10-Q
[Missing Graphic Reference]

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

  ☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the transition period from ______ to _______

Commission File Number 333-169501

CROWN DYNAMICS CORP.
 (Exact name of registrant as specified in its charter)

Delaware	98-0665018
(State of incorporation)	(I.R.S. Employer Identification No.)

c/o Steve Aninye
5400 Laurel Springs Pkwy
Suite 107
Suwanee GA 30024
 (Address of principal executive offices)

(678) 764-0355
(Registrant’s telephone number)

Copy of all Communications to:
Zouvas Law Group, P.C.
2368 Second Avenue, 1st Floor
San Diego, CA 92101
Phone: 619-688-1715
Fax: 619-688-1716

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes     ☐ No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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
  ☐ Yes   ☒  No

As of March 31, 2012, there were 44,669,136 shares of the registrant’s $0.001 par value common stock issued and outstanding.

Page - 1

CROWN DYNAMICS CORP.

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Crown Dynamics Corp. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "CDYY" refers to Crown Dynamics Corp.

Page - 2

PART I - FINANCIAL INFORMATION

ITEM 1.                      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CROWN DYNAMICS CORP.
BALANCE SHEET
AS OF MARCH 31, 2012 AND DECEMEBER 31, 2011

	As of	As of
	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalent	$204,920	$-
Accounts receivable	16,632	-
Inventory	121	-
Total current assets	221,673	-

Other Assets:
Property and equipmnet, net	119,449	-
Intangible assets, net	342,659	-
Notes receivable - related party	253,999	-
Goodwill	23,174,978	-
Security deposits	12,303	-
		-
Total Assets	$24,125,061	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities:
Accounts payable	$1,211,985	$5,000
Accrued interest	32,225	-
Accrued expenses	191,548	-
Notes payable	62,500	-
Convertible notes payable - current portion	440,000
Convertible notes payable to related parties - current portion	508,343	-
Total current liabilities	2,446,601	5,000

Accrued interest	13,968	-
Notes payable to related party	275,694
Convertible notes payable - less current portion	100,000
Convertible notes payable to related parties, less current portion	145,000	-

Total liabilities	2,981,263	5,000

The accompanying notes to financial statements are an integral of these financial statements

CROWN DYNAMICS CORP.
BALANCE SHEET
(Continued)
AS OF MARCH 31, 2012 AND DECEMEBER 31, 2011

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $.0001 per share, 200,000,000 shares authorized; 44,669,136 and 16,500,000 shares issued and outstanding at March 31, 2012 and December 31, 2011, repectively	4,467	1,650
Discount on common stock	(600)	(600)
Additional paid-in capital	21,516,741	54,250
Accumulated deficit	(376,810)	(60,300)

Total stockholders' (deficit)	21,143,798	(5,000)

Total Liabilities and Stockholders' (Deficit)	$24,125,061	$-

The accompanying notes to financial statements are an integral of these financial statements

CROWN DYNAMICS CORP.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 21 2011 AND 2012
(unaudited)

	2012	2011

Revenues, net	$95	$-
Cost of products sold	187	-
	(92)	-

Operating expenses
General and Administrative	302,286	9,290
Sales and Marketing	4,596	-

Total expenses	306,882	9,290

(Loss) from Operations	(306,974)	(9,290)

Other income (expense)
Interest income	67	-
Interest expense	(9,604)	-
Total other income (expense)	(9,537)	-

Loss before income taxes	(316,511)	(9,290)

Income tax expense	-	-

Net (Loss)	$(316,511)	$(9,290)

Basic and diluted net loss per common share	$(0.01)	$(0.00)

Basic and diluted weighted average common
shares outstanding	24,150,940	9,000,000

The accompanying notes to financial statements are an integral of these financial statements

CROWN DYNAMICS CORP.
STATEMENTS OF CASHFLOWS
FOR THE THREE MONTHS ENDED MARCH 31 2011 AND 2012
(Unaudited)

	2012	2011

Operating Activities:
Net (loss)	$(316,511)	$(9,290)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Common stock issued to Director's for services	220,000	-
Depreciation	1,128	-
Amortization of Intangibles	1,051	-
Increase in notes receivable related party for interest earned	(68)	-
Increase in convertible notes payable for interest expense	4,979	-
Common stock issued for services	6,372	-
Changes in operating assets and liabilities:
Inventory	8	-
Prepaid expenses	8,592	-
Accounts payable	21,655	-
Accrued interest	2,710	-
Accrued expenses	3,769	4,000
		-
Net cash (used in) operating activities	(46,315)	(5,290)

Financing Activities:
Common Stock For Cash	50,000	-
Proceeds from convertible note	100,000	5,290
Net Cash Provided by Financing Activities	150,000	5,290

Net (Decrease) Increase in Cash	103,685	-

Cash - Beginning of Period	101,235	300

Cash - End of Period	$204,920	$300

Noncash investing and financing activities:
Common stock issued for intangible asset purchase	$123
Common stock issued for acquisition	$21,188,812
Goodwill from excess of purchase over fair value of net assets of acquisition	$23,174,978
Assets acquired from share exchange	$856,985
Liabilities assumed from share exchange	$2,843,151

The accompanying notes to financial statements are an integral of these financial statements

CROWN DYNAMICS CORP.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

1.       Summary of Significant Accounting Policies and Use of Estimates:

Basis of Presentation and Organization

Crown Dynamics Corp. (“Crown Dynamics” or the “Company”) is a Delaware corporation. The Company was incorporated under the laws of the State of Delaware on June 15, 2010.

On March 20, 2012 through an equity exchange agreement the Company acquired all of the issued and outstanding stock of Airware Holdings, Inc., a Nevada corporation, in exchange for 21,844,136 shares of the Company’s newly-issued common stock. Airware was formed in February 2010 and is a non-prescription medical products company. The principal business purpose of the Company is to develop, manufacture and distribute nasal breathing devices.  The Company targets prospective customers such as compassionate sleeping partners, individuals with allergies and athletic enthusiasts throughout the United States and the United Kingdom.

The Company has included the eleven days of Airware Holdings, Inc.’s operations within its Statement of Operations and Statement of Cash Flows for the three month period ending March 31, 2011. The Company’s losses for the period were increased by $42,561 as a result of including Airware’s operating results for the eleven day..  The Company’s cash flow was increased by $101,235 as a result of including Airware’s cash flows for the eleven days.

The Company’s Balance Sheet as of March 31, 2012 includes the assets and liabilities of Airware as of that date.

 On January 20, 2012, the company entered into a Technology License Agreement (the “Agreement”) with Zorah LLC (“Zorah”).  The Company has exclusive rights to Zorah’s Technology for development and worldwide distribution of Zorah’s technologies which include a wireless technology to remotely monitor senior citizens and special needs adults, as well as the development of a transdermal blood sugar monitoring unit, which will allow people to test their blood sugar levels without pricking themselves.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of March 31, 2012 and 2011, and for the periods then ended, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2012 and 2011 and the results of its operations and its cash flows for the periods then ended. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2012. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2010, filed with the SEC, for additional information, including significant accounting policies.

Inventory

Inventory at March 31, 2012, consists of finished goods, comprised of the Company’s product, Brez, and is stated at the lower of cost, determined by the first-in, first-out method, or market. Inventories are determined by physical counts.

Property and Equipment

Property and equipment are recorded at cost.  Depreciation is provided for on the straight-line method, over the estimated useful lives of the assets.  Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred.  Betterments or renewals are capitalized when incurred.  Depreciation expense for the periods ended March 31, 2012 and 2011 amounted to $1,128 and $0, respectively.

The estimated useful lives of property and equipment are:

Manufacturing equipment                                                                        3 years
Office furniture and equipment                                                                5 - 7 years

CROWN DYNAMICS CORP.
NOTES TO FINANCIAL STATEMENTS
(Continued)
(UNAUDITED)

1.       Summary of Significant Accounting Policies and Use of Estimates (Continued):

Intangible Assets

Intangible assets consist of patent and intellectual property and are amortized over the period that the Company believes best reflects the period in which the economic benefits will be consumed. The Company evaluates intangible assets with definite lives for recoverability when events or circumstances indicate that these assets might be impaired. The Company tests those assets for impairment by comparing their respective carrying values to estimates of the sum of the undiscounted future net cash flows expected to result from the assets. If the carrying amount of an asset exceeds the sum of the undiscounted net cash flows expected from that asset, the Company recognizes an impairment loss based on the amount by which the carrying value exceeds the fair value of the asset Amortization expense for the period ended March 31, 2012 and 2011 amounted to $1,051 and $0 respectively, and is included in general and administrative expenses on the statement of operations.

Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company uses an estimate of the related undiscounted cash flows, excluding interest, over the remaining life of the property and equipment or other long-lived asset in assessing its recoverability. Impairment losses are recognized for the amount by which the carrying amount of the asset(s) exceeds the fair value of the asset(s). The Company primarily employ two methodologies for determining the fair value of a long-lived asset: (i) the amount at which the asset could be bought or sold in a current transaction between willing parties; or (ii) the present value of expected future cash flows grouped at the lowest level for which there are identifiable independent cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Revenue Recognition

The Company recognizes revenue on the sale of products at the time of delivery and acceptance. Delivery is generally FOB shipping point.  At the time of delivery, the following have occurred:

•	Delivery has been evidenced by the appropriate signature on the delivery ticket;
•	A price per unit has been determined;
•	Collectability has been reasonably assured.

Revenues are recorded net of slotting payments and co-operative advertising costs when applicable.

Fair Value of Financial Instruments:

The carrying amounts of financial instruments including cash, certain current maturities of long-term debt and accrued liabilities approximate fair value because of their short maturities or for long term debt based on borrowing rates currently available to the Company for loans with similar terms and maturities.

Long-term receivables with related parties are carried at an approximate fair value based on rates available to Company for risk free investments.

Earnings per Share

Basic earnings per share does not include dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.  Dilutive securities are not included in the weighted average number of shares when inclusion would be anti-dilutive. Due to the net losses for the periods ended March 31, 2012 and 2011, basic and diluted loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

Page - 9

CROWN DYNAMICS CORP.
NOTES TO FINANCIAL STATEMENTS
(Continued)
(UNAUDITED)

1.       Summary of Significant Accounting Policies and Use of Estimates (Continued):

As of March 31, 2012 there were 3,202,500 shares issuable upon conversion of notes payable, exercise of warrants and options that were not included in the earnings per share calculation as they were anti-dilutive. There is an additional convertible note that has a provision to issue 5,000,000 shares upon default have not been included as management deems the issuance unlikely.

Shipping and Handling

Shipping and handling costs associated with the shipment of products to the customer are recorded as costs of revenue.

Advertising Costs

Costs associated with producing, communicating and advertising are capitalized and expensed when first viewed by the public.  There no cost capitalized or expensed for the periods ending March 31, 2012 and 2011 respectively. Advertising expense is included in selling and marketing expenses on the accompanying statements of operations.

Recent Accounting Pronouncements:

In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRSs")." Under ASU 2011-04, the guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in U.S. GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. ASU 2011-04 is effective for public entities during interim and annual periods beginning after December 15, 2011. The Company has adopted the requirements of of this ASU.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries. None of the updates are expected to a have a material impact on the Company's financial position, results of operations or cash flows

2.      Going Concern:

The Company has incurred losses since inception and requires additional funds for future operating activities. The Company selling activity has not yet reached a level of revenue sufficient to fund its operating activities.  These factors create an uncertainty as to how the Company will fund its operations and maintain sufficient cash flow to operate as a going concern.

In response to these financial difficulties, management is continuing to pursue financing from various sources, including private placements from investors and institutions. In addition, the Company has introduced an expanded product line and has had positive response to the product from a number of large potential customers. Management believes these efforts will contribute toward funding the Company’s activities until sufficient revenue can be earned from future operations. Management believes these combined efforts, if successful, will be sufficient to meet its working capital needs and its currently anticipated expenditure levels for the next year.

The Company’s ability to meet its cash requirements in the next year is dependent upon obtaining this financing and achieving improved sales level. If this is not achieved, the Company may be unable to obtain sufficient cash flow to fund its operations and obligations, and therefore, may be unable to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, and accordingly, do not include any adjustments relating to the recoverability and classification of recorded asset amounts; nor do they include adjustments to the amounts and classification of liabilities that might be necessary should the Company be unable to continue operations or be required to sell its assets.

3.      Notes Receivable – Related Party

               Notes Receivable Officer consists of the following notes from Airware Holdings Inc.’s former President and a Crown  Dynamics Corp. Board Member, David Dolezal and Crown’s President and Board Member, Jeffry Rassas:  Notes were the assets of Airware Holdings, Inc. and been included as part of the business combination.  The balances as of March 31, 2011 are as follows: See Business Combination Footnote 12.

CROWN DYNAMICS CORP.
NOTES TO FINANCIAL STATEMENTS
(Continued)
(UNAUDITED)

2% unsecured note receivable with
principal and interest due on
February 28, 2021	$ 70,600

2% unsecured note receivable with
principal and interest due on
May 7, 2015	128,237

2% unsecured note receivable with
principal and interest due on
February 28, 2021	29,000
2% unsecured note receivable with principal and interest due on May 7, 2015	21,323
249,160
Accrued interest receivable	4,839
$ 253,999

Note receivables are for periodic cash advances made to Mr. Dolezal and Mr. Rassas.

4.       Notes Payable:

Notes payable were the liabilities of Airware Holdings, Inc. and were included as part of the business combination.  The balances as of March 31, 2011 are as follows: See Business Combination Footnote 12.

Notes payable consists of the following:

20.00% notes payable, due March 8, 2012, interest payable at
maturity, unsecured	$37,500

7.00% note payable due April 4, 2011, interest payments are due	25,000
annually, unsecured

$62,500

5.  Convertible notes payable:

The following Notes were liabilities of Airware Holdings, Inc. and were included as part of the business combination.  The balances as of March 31, 2011 are as follows: See Business Combination Footnote 12.

Notes payable to party of the following:

Page - 10

CROWN DYNAMICS CORP.
NOTES TO FINANCIAL STATEMENTS
(Continued)
(UNAUDITED)

8.00% notes payable, due dates ranging from August 22, 2012 to
March 19,2014, convertible to common stock at $.50 per share,
interest payments are due annually, unsecured		$ 430,000

6.50% note payable, due dates ranging from September 20, 2011 to
October 19, 2011, convertible to common stock at $1.00 per share,
interest payments are due annually, unsecured		10,000

6.50% note payable, due November 26, 2011, convertible to
common stock at $2 per share, interest payments are due annually,
unsecured		50,000

6.50% note payable, due date August 31, 2010, convertible to common stock at $10.00 per share, interest payments are due
annually, unsecured	#	50,000

		540,000
Less: current portion		(100,000)
		$ 440,000

6.    Notes Payable to Related Party:

The following Notes were liabilities of Airware Holdings, Inc. and were included as part of the business combination.  The balances as of March 31, 2011 are as follows: See Business Combination Footnote 12.

3.00% note payable, due March 1, 2021, interest due at maturity,
unsecured		$ 209,924

3.00% note payable, due October 1, 2021, interest due at maturity,
unsecured		65,770

	#	$ 275,694

7.    Convertible Notes Payable to Related Parties:

The following Notes were liabilities of Airware Holdings, Inc. and were included as part of the business combination.  The balances as of March 31, 2011 are as follows: See Business Combination Footnote 12.

Page - 11

CROWN DYNAMICS CORP.
NOTES TO FINANCIAL STATEMENTS
(Continued)
(UNAUDITED)
Convertible notes payable to related parties consist of the following:

9.00% note payable net of unamortized debt discount, due date
October 31, 2010 as of September 30, 2010, convertible to non-voting
Airware common stock at $.25 per share. Modified December 8, 2011 to a note payable at 12% , due September 30, 2012, convertible to Series
D convertible preferred stock and subsequently modified to Crown
Dynamics Corp. common stock at $.10 per share, interest payments are due monthly. Debt is secured by substantially all of the assets of Airware
Holdings, Inc.	$483,343

8.00 % note payable due March 15, 2014, convertible to common stock
at $.50 per share, interest payments are due annually, unsecured	5,000

8.00 % note payable due March 15, 2014, convertible to common stock
at $.50 per share, interest payments are due annually, unsecured	20,000

6.5% note payable, due May 2, 2013, convertible to common stock at
$2 per share, interest is due at maturity, unsecured	145,000

653,343
Less: current portion	508,343
$145,000
See Related Party Footnote 8 for additional information.

8.    Related Party Transactions:

As further detailed in Notes Receivable Related Party Footnote 3, the Company has notes receivable from the former President of Airware Holdings, Inc. and a Crown Dynamics Corp. Board Member, David Dolezal and Crown’s President and Board Member, Jeffry Rassas.

As detailed in Note Payable to Related Party Footnote 6, the Company has notes payable to the former President of Airware Holdings, Inc. and a Crown Dynamics Corp. Board Member, David Dolezal.

Certain convertible notes are with parties related to the Company as detailed former officers and significant consultants to Airware Holdings, Inc. as further detailed in Footnote 7.

9.       Commitments and Contingencies:

The Company has agreed to indemnify its officers and director for certain events or occurrences that may arise as a result of the officers or director serving in such capacity.  The term of the indemnification period is for the officer’s

The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners, customers, landlords, lenders and lessors.  Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement.  The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited.

Page - 12

CROWN DYNAMICS CORP.
NOTES TO FINANCIAL STATEMENTS
(Continued)
(UNAUDITED)

The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.  As a result, the Company believes the estimated fair value of these agreements is minimal.  Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2012.

On August 10, 2011, Airware Holdings, Inc. granted 700,000 stock options to a current employee and three consultants to the Company.  The option grant was effective as of July 19, 2011 with the options vesting over one year in quarterly increments commencing on October 17, 2011 and continuing each quarter from that date forward.  These warrants are exercisable at $.50 per share of common stock over a 10 year term.

 On November 7, 2011 Airware Holdings, Inc. was named as a defendant in a lawsuit alleging a default on a note payable of $50,000 plus accrued interest.  The note and accrued interest are reflected in the Company’s Balance Sheet as of March 31, 2012.  The Company is working towards settling the litigation

On December 22, 2011 Airware Holdings, Inc. entered into a distribution agreement that provides for the issuance of common stock warrants, with an expiration date of 3 years, for the purchase of the Company’s common stock in an amount equal to 15% of the total products purchased by the distributor from the Company at the invoice price against the previous year’s purchases of paid invoices.  The warrant price will be equal to the closing price of Crown Dynamics Corp.’s stock price at the anniversary date of the agreement.

On December 27, 2011, Airware Holding, Inc. was named as a defendant in a lawsuit alleging a default on a two notes payable total $75,000 plus accrued interest.  The note and accrued interest are reflected in the Company’s Balance Sheet as of March 31, 2012.  The Company is working towards settling the litigation

10.       Stockholders’ Equity:

Common Stock

As further detailed in Business Combination Footnote 13 the Company issued 21,844,136 shares to effect the business combination with Airware Holding, Inc. on March 20, 2012.

Warrants:

The Warrant obligations of Airware Holdings, Inc. were included as part of the business combination.  The balances as of March 31, 2012 are as follows: See Business Combination Footnote 12.

                                                                           Common Share             Exercise
      Issuable Upon               Price of          Date            Expiration
               Name of Warrants  Exercise of Warrants WarrantsIssued Date

Warrants issued under a Unit Purchase Agreement                                                                                                     535,000                          $0.50           5/18/2010    5/17/2013

Warrants issued under a Private Placement Memorandum                                             250,000               $1.00           4/26/2011    4/25/2014

Warrants issued under a Private Placement Memorandum                                                                                                     50,000                 $1.00           4/27/2011     4/26/2014

Warrants issued under a Private Placement Memorandum                                                                                                     25,000                 $1.00           4/28/2011    4/27/2014

Warrants issued under a Private Placement Memorandum                                    200,000               $1.00          5/03/2011    5/02/2014

Page - 13

CROWN DYNAMICS CORP.
NOTES TO FINANCIAL STATEMENTS
(Continued)
(UNAUDITED)
Stock Options:

Option obligations of Airware Holdings, Inc. were  included as part of the business combination.  The balances as of March 31, 2012 are as follow: See Business Combination Footnote 12

275,000 stock options for the purchase of the Company’s common stock, to a former officer of the Company and 250,000 each to two former Senior Advisory Board Members of the Company.  These options are exercisable at $.50 per share of common stock over a 10 year term expiring April 19, 2021.

On August 10, 2011 Airware Holdings, Inc. granted 700,000 stock options to a current employee and three consultants to the Company.  The option grant was effective as of July 19, 2011 with the options vesting over one year in quarterly increments commencing on October 17, 2011 and continuing each quarter from that date forward.  These warrants are exercisable at $.50 per share of common stock over a 10 year term.

11.       Significant Customer:

The Company generally sells through a limited number of large distributors.  The Company invoices the distributors directly as opposed to the ultimate retail store.  Consequently, the Company’s sales are to a small number of customers.

12.       Business Combination:

On March 20, 2012 the Company entered into a share exchange agreement with Airware Holdings, Inc. (Airware) to exchange 21,844,136 of its newly-issued shares of common stock in exchange for 43,688,272 of the issued and outstanding shares and preferred stock of Airware, to exchange 860,000 Class A and B warrants of the Company for 1,720,000 Class A and B warrants of Airware and to exchange 1,1250,00 Options to purchase the Company’s common stock , at $.50 per share for 2,225,000 Options to purchase Airware common shares at $.25 per share..

Upon completion of the transaction the Board of Directors of Airware will be the Board Members of Crown Dynamics and the President of the Airware will become the President of Crown Dynamic Corp.

Crown Dynamics Corp. shareholders prior to the acquisition will retain a total of 51.1% of the outstanding shares of the combined entities at the date of the acquisition.

The Company has accounted for the business combination with Airware by the purchase method and has included a net loss from Airware operations of $42,561 for the eleven days ended March 31, 2012 in its statement of operations for the period ending March 31, 2012

The Company has recorded the cost of the acquisition of Airware as $23,174,978 which consist of the value of the restricted common stock issued to Airware’s shareholders of $21,188,812 less the fair value of the Airware assets of $856,960 plus the present value Airware liabilities of $2,843,151. The Company has record goodwill for the difference between the cost of the acquisition and fair value of the assets and liabilities as goodwill in the amount of $23,174,978.  The Company believes that the goodwill and any future impairment thereof will not be deductible for income tax purposes.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date:

Goodwill                                                               $23,174,978
Liabilities assumed                                               (2,843,151)
Cash                                                                            101,235
Accounts receivable                                                  16,632
Other assets                                                                12,432
Prepaid expenses                                                          8,591
                           Property and equipment                                      120,577
Patents and other intangibles                                 343,586
                                Notes receivable- related party                               253,932
      Total Crown Stock Issued                           $21,188,812

Page - 14

CROWN DYNAMICS CORP.
NOTES TO FINANCIAL STATEMENTS
(Continued)
(UNAUDITED)

The purchase price allocation is preliminary.  The preliminary estimates of fair values recorded are determined by management on various market and asset appraisals.  The final determination of the purchase price will be based on fair values of the assets acquired.  The purchase price allocation will remain preliminary until the Company completes a third-party valuation and determines the fair value of the assets acquired.  The final amounts allocated to the assets acquired could differ significantly from the preliminarily recorded amounts.

Crown Dynamics Corp. and Airware Holdings, Inc. combined operations as if the entities had been combined for the three month periods ending March 31, 2012 and 2011 on a pro forma basis are as follows:

For the Three Month

   Period Ending March 31,
      2012                      2011

Revenue                                                          $   13,787              $   22,708

(Loss) from continuing operations           ($2,027,181)          ($ 488,357)

Net (loss)                                                       ($2,027,181)          ($ 488,357)

Net (loss) per share                                        ($0.047)                    ($0.016)

13.  Subsequent Events.

On May 10, 2012 the Company entered into negotiation and the Board of Directors has approved a 46 month lease for the rental of a new Company office.  The commitment for the rental of the space is as follows:

         FYE                                Annual
     December 31,                    Rent

          2012                                $46,185

                                          2013                                $79,968

          2014                                $82,956

          2015                                $85,512

Page - 15

ITEM 2.MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following Management's Discussion and Analysis should be read in conjunction with Crown Dynamic’s financial statements and the related notes thereto. The Management's Discussion and Analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Report on Form 10-Q. The Company’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Report on Form 10-Q.

The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes and other financial data included elsewhere in this report. See also the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with the Company’s Board of Directors, management have identified the following accounting policies that it believes are key to an understanding of its financial statements. These are important accounting policies that require management’s most difficult, subjective judgments.

Discussion of Acquirer for Accounting Purposes

On March 20, 2012 Crown Dynamics Corp. (Crown) and AirWare Holdings, Inc. Airware) executed a share exchange agreement (Exchange) to effectively merge the two entities.  Below is the analysis under ASC 805-10-55-12 to determine who the accounting acquirer as of that date was.  Based on the analysis as detailed below, the Company believes that the acquirer for accounting purposes would be Crown.

ASC 805-10-55-12 states in part that in business combination effected primarily by exchanging equity interest (as is the case in the instant combination) the acquirer usually is the entity that issues the equity interest.  In our combination, Crown is the entity that issued the equity interest, pursuant to the Exchange.

ASC 805-10-55-12 further indicates that all pertinent facts and circumstances also shall be considered in identifying the acquirer in a business combination effected by or through an exchange of equity interest.  Particularly those in ASC 805-10-55-12(a) through 12(e) and that additional facts and circumstances that may be pertinent should be considered as well as the relative size of the combining entities.

In the instant case, there are facts that would support either party as being the accounting acquirer; however a preponderance of the facts support Crown as the acquirer.  Specifically, as follows:

ASC 805-10-55-12 (a) The relative voting rights in the combined entity after the business combination.  The acquirer usually is the combining entity whose owners as a group retain or receive the largest portion of the voting rights of the combined entity.  Here, the Exchange leaves the existing Crown shareholders with 22,725,000 shares and Airware shareholders with 21,844,136 shares before taking into account Airware options, warrants and convertible securities.  There are no unusual voting arrangements.  Although Airware could have a greater control, at the time of the transaction they are not the larger shareholder group as far as vested shares are concerned.

Airware options and warrants would add another 1,972,500 for Airware. In addition there are convertible notes that would result in issuance of another 1,022,500 shares for Airware. There is another note that is convertible in the event of default on the note by Airware that would add 10,000,000 shares to Airware. Management does not feel the contingent convertible note is likely to be converted. Ultimately the Airware shareholder could have the controlling shares, but at the date of acquisition, Crown had the controlling rights.

Section 12(b) The existence of a large minority voting interest in the combined entity if no other owner or organized group of owners has a significant voting interest. The acquirer usually is the combining entity whose owners or organized group of owners holds the largest minority voting interest in the combined entity.

The CEO of Crown, Steve Aninye holds the largest single block of shares with 15,125,000 shares of common stock.  Airware’s does not have a single shareholder or a controlled and organized block of shareholder that approaches Mr. Aninye’s shares.

Page - 16

Section 12(c) The composition of the governing body of the combined entity.  The acquirer usually is the combining entity whose owners have the ability to elect or appoint or to remove a majority of the members of the governing body of the combined entity.  At the time of Exchange, the Board of Directors is composed of 3 Board Members from the Crown group and three from the Airware group.  Steve Aninye as noted in 12(b) above has the largest block of stock that would likely exert control over who the Board Members are or could be changed to.

Section 12(d) The composition of senior management of the combined entity.  The acquirer usually is the combining entity whose former management dominates the management of the combined entity.  At the date of Exchange the management senior management consists of Steve Aninye as CEO (Crown) and Jeffry Rassas, President (Airware).

Section 12(e) The terms of the exchange of equity interest.  The acquirer usually is the combining entity that pays a premium over the pre-combination fair value of the equity interest of the other combining entity.  Crown paid a premium for the equity interest in Airware.  Airware fair value at the time of the combination was equal to $.50 per share, taking into account the 2 for 1 exchange.  Crown shares were publicly trading at that time for $2.40.

ASC 805-10-55-13 States that, “The acquirer usually is the combining entity whose relative size is significantly larger than that of the other combining entity.”  Although Airware is the larger entity, this is one of the few prongs that clearly supports in favor of the acquirer contrary to the Company’s intent.

Based on the aforementioned analysis there are facts that support either entity as the accounting acquirer.  Taking into account the intent of the both parties together with giving a significant weight to Item 12(b), 12(c) and 12(e), the Company has elected that Crown is the acquirer for accounting purposes.

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

Since 2010, we have migrated from dental technology to greater applications in home medical technology.  On January 20th the company entered into a Technology License Agreement (the “Agreement”) with Zorah LLC (“Zorah”).

Now the Company has exclusive rights to Zorah’s Technology for development and distribution worldwide of Zorah’s technologies which include a wireless technology to remotely monitor senior citizens and special needs adults, as well as the development of a transdermal blood sugar monitoring unit, which will allow people to take their blood sugar levels without pricking themselves.

On March 20, 2012, Crown Dynamics Corp., a Delaware Corporation (the "Company or CDYY"), executed a Share Exchange Agreement (the "Agreement") with Airware Holdings, Inc., a Nevada corporation (“AirWare”).   Under the Terms of the Agreement, Crown would acquire Airware and their business for operating and accounting purposes.
 .
Transfer Agent

We have engaged Nevada Agency and Trust as our stock transfer agent. Nevada Agency and Trust is located at 50 West Liberty Street, Reno, Nevada 89501. Their telephone number is (775) 322-0626 and their fax number is (775) 322-5623. The transfer agent is responsible for all record-keeping and administrative functions in connection with our issued and outstanding common stock.

Liquidity and Capital Resources

For the Three Months Ended March 31, 2012

During the three months ended March 31, 2012, net cash used in the Company’s operating activities totaled ($46,315).  Net cash provided by investing activities during the three month period ended March 31, 2012 totaled $150,000.  For the three month period ended March 31, 2012, the Company’s cash balance decreased during the year by $103,685.

Page - 17

At March 31, 2012, the Company had cash of $204,920, accounts receivable of $16,632 and inventory of $121 that comprised the Company’s total current assets totaling $221,673. The Company’s property and equipment at March 31, 2012 had a net book value of $119,449. The Company also had accrued interest totaling $32,255 at March 31, 2012, while the Company’s total assets at March 31, 2012 were $ 24,125,061.

At March 31, 2012, the Company had total current liabilities totaling $2,446,601 consisting of $275,694 in notes payable to related parties.

Therefore, at March 31, 2012, the Company had total liabilities of $2,981,263. Other than anticipated increases in the legal and accounting costs associated with being a public company, Company management is not aware of any other known trends, events or uncertainties which may affect the Company’s future liquidity.

At March 31, 2012, the Company had a stockholders’ equity totaling $21,143,798.

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2012 versus March 31, 2011

Revenues and Gross Profit (Loss)

The Company’s revenue for the three months ended March 31, 2012 was $95 with associated sales and marketing costs of $4,596.  The Company’s loss from operations the three months ended March 31, 2012 was $306,974.  The Company’s incurred other administrative expenses for the three months ended March 31, 2012 included interest expense of $9,604.    Other general and administrative expenses for the three months ended March 31, 2012 amounted to $302,286.

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

ITEM 3.                      QUANTITATIVE AND QUALITATATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").

Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2012.

Page - 18

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

    Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes In Internal Control and Financial Reporting

Our management, including our chief executive officer and chief financial officer, has also evaluated our internal control over financial reporting, and there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                       LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.                                RISK FACTORS

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

 ITEM 2.                       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.	Quarterly Issuances:

On February 21, 2012 the Company issued 50,000 restricted shares of the Company’s common stock to new Board Member M.L. Carr in exchange for future services.

On February 23, 2012 the Company issued 50,000 restricted shares of the Company’s common stock to new Board Member Colonel Richard L. Teters Jr. in exchange for future services.

On March 20, 2012, the Company caused to be issued 21,844,136 newly issued shares in execution of the Agreement

2.	Subsequent Issuances:

 ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

NONE.

ITEM 4.                      [REMOVED AND RESERVED]

NONE.

ITEM 5.                      OTHER INFORMATION

NONE

Page - 19

ITEM 6.                      EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed on Form S-1 on August 22, 2011
3.02	Bylaws	Filed on Form S-1 on August 22, 2011
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed Herewith
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed Herewith
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed Herewith
	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed Herewith

Page - 20

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWN DYNAMICS CORP.

Dated:  May 21, 2012                                                                                     /s/ Steve Aninye
By: Steve Aninye
Its:  CEO

Dated:  May 21, 2012                                                                                     /s/ John Glassgow
By: John Glassgow
Its: CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated:  May 21, 2012                                                                                     /s/Jeffrey Rassas
By:  Jeffrey Rassas
Its:  President and Director

Dated:  May 21, 2012                                                                                     /s/ David Dolezal
By:  David Dolezal
Its:  Director

Dated:  May 21, 2012                                                                                     /s/ Ron Miller, Jr.
By:  Ron Miller, Jr.
Its:  Director

Dated:  May 21, 2012                                                                                     /s/ML Carr
By:  ML Carr
Its:  Director

Dated:  May 21, 2012                                                                                     /s/Richard L. Teters
By:  Richard L. Teters
Its:  Director

Page - 21

Exhibit 31.01

CERTIFICATION OF THE PRINCIPAL EXECUTIVE OFFICER PURSUANT TO RULE 13a-14

I, Steve Aninye, certify that:

                1.           I have reviewed this quarterly report on Form 10-Q of Crown Dynamics Corp;

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

4.           The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)         Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)           Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)         Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)         Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.           The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)         All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)         Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 21, 2012                                                                           /s/ Steve Aninye
By: Steve Aninye
Its:  CEO

Page - 22

Exhibit 31.02

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO RULE 13a-14

I, John Glassgow, certify that:

                1.            I have reviewed this quarterly report on Form 10-Q of Crown Dynamics Corp;

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

4.           The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)         Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)           Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)         Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)         Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.           The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)         All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)         Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 21, 2012                                                                           /s/ John Glassgow
By: John Glassgow
Its:  CEO

Page - 23

Exhibit 32.01
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Crown Dynamics Corp. (the “Company”) on Form 10-Q for the period ending March 31, 2012 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Steve Aninye, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)        The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)        The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: May 21, 2012                                                                                     /s/ Steve Aninye
By: Steve Aninye
Its:  CEO

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Page - 24

Exhibit 32.02

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Crown Dynamics Corp. Corporation (the “Company”) on Form 10-Q for the period ending March 31, 2012 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John Glassgow certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)        The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)        The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: May 21, 2012                                                                                     /s/ John Glassgow
By: John Glassgow
Its:  Principal Accounting and Financial Officer

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Page - 25