Form 10-Q/A
period 2012-03-31
CROWN DYNAMICS CORP
filed 2012-06-22
CIK 1500123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
[Missing Graphic Reference]
 FORM 10-Q/A
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

c/o Jeffrey Rassas
8399 E. Indian School Rd.
Suite 202
Scottsdale, AZ 85251
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

F - 1

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

The accompanying notes to financial statements are an integral of these financial statements

CROWN DYNAMICS CORP.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 21 2011 AND 2012
(unaudited)
	2012	2011

Revenues, net	$95	$-
Cost of products sold	187	-
	(92)	-

Operating expenses
General and Administrative	302,286	9,290
Sales and Marketing	4,596	-

Total expenses	306,882	9,290

(Loss) from Operations	(306,974)	(9,290)

Other income (expense)
Interest income	68	-
Interest expense	(9,604)	-
Total other income (expense)	(9,536)	-

Loss before income taxes	(316,510)	(9,290)

Income tax expense	-	-

Net (Loss)	$(316,510)	$(9,290)

Basic and diluted net loss per common share	$(0.01)	$(0.00)

Basic and diluted weighted average common
shares outstanding	24,150,940	9,000,000

The accompanying notes to financial statements are an integral of these financial statements

CROWN DYNAMICS CORP.
STATEMENTS OF CASHFLOWS
FOR THE THREE MONTHS ENDED MARCH 31 2011 AND 2012
(Unaudited)

	2012	2011

Operating Activities:
Net (loss)	$(316,510)	$(9,290)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Common stock issued to Director's for services	220,000	-
Depreciation	1,128	-
Amortization of Intangibles	1,051	-
Increase in notes receivable related party for interest earned	(68)	-
Increase in convertible notes payable for interest expense	4,979	-
Common stock issued for services	6,373	-
Changes in operating assets and liabilities:
Inventory	8	-
Prepaid expenses	8,592	-
Accounts payable	21,655	-
Accrued interest	2,710	-
Accrued expenses	3,769	4,000
		-
Net cash (used in) operating activities	(46,313)	(5,290)

Investing Activities:
Cash provided from Airware Holdings, Inc Acqusition	101,233	-
Net Cash Provided by Financing Activities	101,233	-

Financing Activities:
Common Stock For Cash	50,000	-
Proceeds from convertible note	100,000	5,290
Net Cash Provided by Financing Activities	150,000	5,290

Net (Decrease) Increase in Cash	204,920	-

Cash - Beginning of Period	-	300

Cash - End of Period	$204,920	$300

Noncash investing and financing activities:
Common stock issued for intangible asset purchase	$123
Common stock issued for acquisition	$21,188,812
Goodwill from excess of purchase over fair value of net assets of acquisition	$23,174,978
Assets acquired from share exchange	$856,985
Liabilities assumed from share exchange	$2,843,151

The accompanying notes to financial statements are an integral of these financial statements

CROWN DYNAMICS CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2011 ( AUDITED) AND THE THREE MONTHS ENDED MARCH 31, 2012 (UNAUDITED)
(Unaudited)

			Discount on	Additional
	Common Stock		Common	Paid-in	Accumulated
	Shares	Amount	Stock	Capital	Defictit	Total
Balance at December 31, 2010	9,000,000	$900	$(600)	$-	$(23,112)	$(22,812)

Common stock issued for cash	7,500,000	750	-	54,250	-	55,000

Net (loss) for the period	-	-	-	-	(37,188)	(37,188)

Balance at December 31, 2011	16,500,000	1,650	(600)	54,250	(60,300)	(5,000)

Common stock issued in exchange for license agreement	1,225,000	123	-	-	-	123

Common stock issued for AirWare Holdings, Inc. acquisition	21,844,136	2,184	-	21,186,628	-	21,188,812

Issuance of common stock for cash	5,000,000	500	-	49,500	-	50,000

Issuance of common stock for services	100,000	10	-	226,363	-	226,373

Net (loss) for the period	-	-	-	-	(316,510)	(316,510)

Balance at March 31, 2012	44,669,136	$4,467	$(600)	$21,516,741	$(376,810)	$21,143,798

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

Page - 10

CROWN DYNAMICS CORP.
NOTES TO FINANCIAL STATEMENTS
(Continued)
(UNAUDITED)

2% unsecured note receivable with
principal and interest due on
February 28, 2021	$70,600

2% unsecured note receivable with
principal and interest due on
May 7, 2015	128,237

2% unsecured note receivable with
principal and interest due on
February 28, 2021	29,000
2% unsecured note receivable with principal and interest due on May 7, 2015	21,323
249,160
Accrued interest receivable	4,839
$253,999

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

Notes payable to party of the following:

Page - 11

CROWN DYNAMICS CORP.
NOTES TO FINANCIAL STATEMENTS
(Continued)
(UNAUDITED)

8.00% notes payable, due dates ranging from August 22, 2012 to
March 19,2014, convertible to common stock at $.50 per share,
interest payments are due annually, unsecured		$430,000

6.50% note payable, due dates ranging from September 20, 2011 to
October 19, 2011, convertible to common stock at $1.00 per share,
interest payments are due annually, unsecured		10,000

6.50% note payable, due November 26, 2011, convertible to
common stock at $2 per share, interest payments are due annually,
unsecured		50,000

6.50% note payable, due date August 31, 2010, convertible to common stock at $10.00 per share, interest payments are due
annually, unsecured	#	50,000

		540,000
Less: current portion		(100,000)
		$440,000

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

Page - 12

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

On January 20th 2012, when the Company issued 1,225,000 shares to Zorah LLC for the Technical License Agreement, the stock was trading at $1.10, however, because under SAB Topic 5G the value of the license is typically zero, the stock was valued at par value and the price of the license was valued at $122, which is reflected in the accounting.  Mr. Aninye was both the CEO of Crown Dynamics and Zorah LLC at the time of the transaction, and licensed to Crown, one of Zorah’s technologies.

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

Page - 13

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

	Common Share Issuable Upon Name of Warrants	Exercise Price of Exercise of Warrants	Date Issued Warrants	Expiration Date

Warrants issued under a Unit Purchase Agreement	535,000	$0.50	4/18/2010	5/17/2013
Warrants issued under a Private Placement Memorandum	250,000	$1.00	4/26/2011	4/25/2014
Warrants issued under a Private Placement Memorandum	50,000	$1.00	4/27/2011	4/26/2014
Warrants issued under a Private Placement Memorandum	25,000	$1.00	4/28/2011	4/27/2014
Warrants issued under a Private Placement Memorandum	200,000	$1.00	5/03/2011	5/02/2014

Page - 14

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

Page - 15

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

Crown Dynamics Corp. and Airware Holdings, Inc. combined operations as if the entities had been combined for the three month periods ending March 31, 2012 and 2011 on a pro forma basis are as follows:

For the Three Month
	Period Ending March 31,
	2012	2011
Revenue	$13,787		$22,708
(Loss) from continuing operations	$(2,027,181)	$	(488,357)
Net (loss)	$(2,027,181)	$	(488,357)
Net (loss) per share	$(0.047)		$(0.016)

13.  Subsequent Events.

On May 10, 2012 the Company entered into negotiation and the Board of Directors has approved a 46 month lease for the rental of a new Company office.  The commitment for the rental of the space is as follows:

FYE December 31,	Annual Rent
2012	$46,185
2013	$79,968
2014	$82,956
2015	$85,512
2016	$21,378

14. Goodwill and Intangible Assets

Goodwill and intangible assets result primarily from business acquisitions accounted for under the purchase method. Goodwill and intangible assets with indefinite lives are not amortized but are subject to impairment by applying a fair value based test.

The Company performs a two-step test to assess goodwill for impairment at least on an annual basis (December 31 for us), and between annual tests if impairment indicators arise. First, the fair value of each reporting unit is compared to its carrying value. The fair value is based on the discounted future cash flows of the reporting unit carrying the goodwill. If discounted future cash flows exceed the carrying value of the assets, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value of the goodwill. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference is recorded.

As further detailed in Note 12, the purchase price allocation for the interim period ended March 31, 2012 is preliminary. The preliminary estimates of fair values recorded are determined by management on various market and asset appraisals. The final determination of the purchase price will be based on fair values of the assets acquired. The purchase price allocation will remain preliminary until the Company completes a third-party valuation and determines the fair value of the assets acquired. The final amounts allocated to the assets acquired could differ significantly from the preliminarily recorded amounts

Page - 16

ITEM 2.MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Page - 17

Section 12(b) The existence of a large minority voting interest in the combined entity if no other owner or organized group of owners has a significant voting interest. The acquirer usually is the combining entity whose owners or organized group of owners holds the largest minority voting interest in the combined entity.

The Former CEO of Crown, Steve Aninye holds the largest single block of shares with 15,125,000 shares of common stock.  Airware’s does not have a single shareholder or a controlled and organized block of shareholder that approaches Mr. Aninye’s shares.

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

Section 12(d) The composition of senior management of the combined entity.  The acquirer usually is the combining entity whose former management dominates the management of the combined entity.  At the date of Exchange the management senior management consists of Jeffry Rassas, President (Airware).

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

Page - 18

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

Page - 19

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

 ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

NONE.

ITEM 4.                      [REMOVED AND RESERVED]

NONE.

ITEM 5.                      OTHER INFORMATION

NONE

Page - 20

ITEM 6.                      EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed on Form S-1 on August 22, 2011
3.02	Bylaws	Filed on Form S-1 on August 22, 2011
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed Herewith
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed Herewith
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed Herewith
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed Herewith

Page - 21

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWN DYNAMICS CORP.

Dated:  June 21, 2012                                                                          /s/ Jeffrey Rassas
By: Jeffrey Rassas
Its:  CEO

Dated:  June 21, 2012                                                                           /s/ John Glassgow
By: John Glassgow
Its: CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated:  June 21, 2012                                                                           /s/Jeffrey Rassas
By:  Jeffrey Rassas
Its:  President and Director

Dated:  June 21, 2012                                                                            /s/ David Dolezal
By:  David Dolezal
Its:  Director

Dated:  June 21, 2012                                                                           /s/ Ron Miller, Jr.
By:  Ron Miller, Jr.
Its:  Director

Dated:  June 21, 2012                                                                            /s/ML Carr
By:  ML Carr
Its:  Director

Dated:  June 21, 2012                                                                           /s/Richard L. Teters
By:  Richard L. Teters
Its:  Director

Page - 22

Exhibit 31.01

CERTIFICATION OF THE PRINCIPAL EXECUTIVE OFFICER PURSUANT TO RULE 13a-14

I, Jeffrey Rassas, certify that:

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

Date: June 21, 2012                                                                             /s/ Jeffrey Rassas
By: Jeffrey Rassas
Its:  CEO

Page - 23

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

Date: June 21, 2012                                                                              /s/ John Glassgow
By: John Glassgow
Its:  Chief Financial Officer

Page - 24

Exhibit 32.01
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Crown Dynamics Corp. (the “Company”) on Form 10-Q for the period ending March 31, 2012 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jeffrey Rassas, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)        The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)        The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: June 21, 2012                                                                            /s/ Jeffrey Rassas
By: Jeffrey Rassas
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

Dated: June 21, 2012                                                                             /s/ John Glassgow
By: John Glassgow
Its:  Chief Financial Officer

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Page - 26