Form 10-Q/A
period 2012-03-31
CROWN DYNAMICS CORP
filed 2012-09-13
CIK 1500123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q/A

Amendment No. 1

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

☑Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑Yes     ☐ No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐                Accelerated Filer                     ☐

Non-Accelerated Filer      ☐               Smaller Reporting Company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 ☐ Yes  ☑ No

As of March 31, 2012, there were 44,669,136 shares of the registrant’s $0.001 par value common stock issued and outstanding.

This form 10-Q/A amends the form 10-Q that was filed on March 31, 2012 to reflect updated financial reporting.

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

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "CDYY" refers to Crown Dynamics Corp

.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CROWN DYNAMICS CORP.

BALANCE SHEET

AS OF MARCH 31, 2012 AND DECEMBER 31, 2011

	As of	As of
	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalent	$ 154,920	$ -
Accounts receivable	16,632	-
Inventory	121	-
Total current assets	171,673	-

Other Assets:
Property and equipment, net	119,449	-
Intangible assets, net	342,659	-
Notes receivable - related party	253,999	-
Security deposits	12,303	-
		-
Total Assets	$ 900,083	$ -

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities:
Accounts payable	$ 1,211,985	$ 5,000
Accrued interest	32,225	-
Accrued expenses	191,548	-
Notes payable	62,500	-
Convertible notes payable - current portion	440,000
Convertible notes payable to related parties - current portion	503,343	-
Total current liabilities	2,441,601	5,000

Accrued interest	13,968	-
Notes payable to related party	275,694
Convertible notes payable - less current portion	100,000
Convertible notes payable to related parties, less current portion	150,000	-

Total liabilities	2,981,263	5,000

The accompanying notes to financial statements are an integral part of these financial statements

CROWN DYNAMICS CORP.

BALANCE SHEET

(Continued)

AS OF MARCH 31, 2012 AND DECEMBER 31, 2011

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $.0001 per share, 200,000,000 shares authorized; 44,669,136 and 16,500,000 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	3,967	1,650
Discount on common stock	-	(600)
Additional paid-in capital	9,196,784	54,250
Accumulated deficit	(11,281,180)	(60,300)

Total stockholders' (deficit)	2,081,180	(5,000)

Total Liabilities and Stockholders' (Deficit)	$ 900,083	$ -

The accompanying notes to financial statements are an integral part of these financial statements

CROWN DYNAMICS CORP.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31 2011 AND 2012

(Unaudited)

	2012	2011

Revenues, net	$ 13,788	$ 22,708
Cost of products sold	5,386	6,078
	8,402	16,630

Operating expenses
General and Administrative	2,166,678	135,937
Sales and Marketing	54,099	48,586

Total expenses	2,220,777	184,523

(Loss) from Operations	(2,212,375)	(167,893)

Other income (expense)
Interest income	748	791
Interest expense	(58, 458)	(349,946)
Other income	-	29,447
Other expense	-	(18,671)
Total other income (expense)	(57,710)	(338,379)

Loss before income taxes	(2,270,085)	(506,272)

Income tax expense	-	-

Net (Loss)	$ (2,270,085)	$ (506,272)

Basic and diluted net loss per common share	$ (0.14)	$ (0.07)

Basic and diluted weighted average common
shares outstanding	16,738,428	7,543,998

The accompanying notes to financial statements are an integral part of these financial statements

CROWN DYNAMICS CORP.

STATEMENTS OF CASHFLOWS

FOR THE THREE MONTHS ENDED MARCH 31 2011 AND 2012

(Unaudited)

	2012	2011
Operating Activities:
Net (loss)	$ (2,270,085)	$ (506,272)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	17,828	18,051
Increase in notes receivable related party for interest earned	(655)	(790)
Common stock issued for services	1,879,226	2,500
Assets assumed in recapitalization with Airware Holding, Inc.	(123)	-
Liabilities assumed in recapitalization with Airware Holdings, Inc.	39,806	-
Increase in notes payable issued for services	37,500	-
Amortization of debt discount to related parties	23,803	7,325
Notes payable to officer for compensation and accrued compensation		275,694
Reduction in accrued compensation from salary and option forfeitures to related party		144,580

Changes in operating assets and liabilities:
Accounts receivable	(9,818)	14,066
Inventory	1,906	2,689
Prepaid expenses	5,000	1,882
Accounts payable	56,932	31,037
Accrued interest	18,071	368
Accrued expenses	82,343	(71,352)

Net cash (used in) operating activities	(118,266)	(80,222)

Investing Activities:
Purchases of property and equipment	(5,000)	-
Notes payable to related parties	(35,000)	(56,400)
Net Cash Provided (used for) Investing Activities	(40,000)	(56,400)

Financing Activities:
Common Stock For Cash	5,000	133,500
Proceeds from convertible notes payable	105,000	-
Proceeds from exercise of warrants	195,000	-
Net Cash Provided by Financing Activities	305,000	133,500
Net (Decrease) Increase in Cash	146,734	(3,122)
Cash - Beginning of Period	8,186	61,972
Cash - End of Period	$ 154,920	$ 58,850
Interest paid in cash	$ 10,000	$ 15,000

The accompanying notes to financial statements are an integral part of these financial statements

CROWN DYNAMICS CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31 2011 AND 2012

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Defictit	Total
Balance at December 31, 2010	6,699,335	$670	$2,046,739	$(4,869,707)	$(2,822,298)

Common stock issued for services	5,000	1	2,499	-	2,500

Common stock issued for cash	267,000	27	133,473	-	133,500

Common stock issued for related party note conversion	2,280,000	228	1,139,772	-	1,140,000

Common stock forfeited	(225,000)	(23)	(119,377)	-	(119,400)

Net (loss) for the period	-	-	-	(506,273)	(506,273)

Balance at March 31, 2011	9,026,335	$903	$3,203,106	$(5,375,980)	$(2,171,971)

Balance at December 31, 2011	12,835,250	$1,284	$7,106,199	$(9,011,846)	$(1,904,363)

Recapitalization due to reverse merger with Airware Holdings, Inc.	17,825,000	1,782	219,760	-	221,542

Issuance of common stock for cash	10,000	1	4,999	-	5,000

Issuance of common stock for services	171,203	17	33,857	-	33,874

Stock-based compensation expense	6,877,683	688	1,624,664	-	1,625,352

Exercise of warrants	1,950,000	195	194,805	-	195,000

Warrants Issued			12,500		12,500

Net (loss) for the period	-	-	-	(2,270,085)	(2,270,085)

Balance at March 31, 2012	39,669,136	$3,967	$9,196,784	$(11,281,931)	$(2,081,180)

The accompanying notes to financial statements are an integral part of these financial statements

CROWN DYNAMICS CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.	Summary of Significant Accounting Policies and Use of Estimates:

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

The Company has included the eleven days of Airware Holdings’ operations within its Statement of Operations and Statement of Cash Flows for the three month period ending March 31, 2011. The Company’s losses for the period were increased by $239,144 as a result of including Airware Holdings’ operating results for the eleven days. The Company’s cash flow was unchanged as a result of including Airware Holdings’ cash flows for the eleven days.

The Company’s Balance Sheet as of March 31, 2012 includes the assets and liabilities Airware Holdings as of that date.

On January 20, 2012, the company entered into a Technology License Agreement (the “Agreement”) with Zorah, LLC (“Zorah”).  The Company has exclusive rights to Zorah’s Technology for development and worldwide distribution of Zorah’s technologies which include a wireless technology to remotely monitor senior citizens and special needs adults, as well as the development of a transdermal blood sugar monitoring unit, which will allow people to test their blood sugar levels without pricking themselves. See “Subsequent Events,” Footnote 13.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of March 31, 2012 and 2011, and for the periods then ended, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments consisting of only normal recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2012 and 2011 and the results of its operations and its cash flows for the periods then ended. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2012. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2010, filed with the SEC, for additional information, including significant accounting policies.

Inventory

Inventory at March 31, 2012, consists of finished goods, comprised of the Company’s product, Brez, and is stated at the lower of cost, determined by the first-in, first-out method, or market. Inventories are determined by physical counts.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided for on the straight-line method, over the estimated useful lives of the assets. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Betterments or renewals are capitalized when incurred. Depreciation expense for the periods ended March 31, 2012 and 2011 amounted to $9,230 and $9,987, respectively.

The estimated useful lives of property and equipment are:

• Manufacturing equipment	3 years
• Office furniture and equipment	5 - 7 years

Intangible Assets

Intangible assets consist of patent and intellectual property and are amortized over the period that the Company believes best reflects the period in which the economic benefits will be consumed. The Company evaluates intangible assets with definite lives for recoverability when events or circumstances indicate that these assets might be impaired. The Company tests those assets for impairment by comparing their respective carrying values to estimates of the sum of the undiscounted future net cash flows expected to result from the assets. If the carrying amount of an asset exceeds the sum of the undiscounted net cash flows expected from that asset, the Company recognizes an impairment loss based on the amount by which the carrying value exceeds the fair value of the asset. Amortization expense for the period ended March 31, 2012 and 2011 amounted to $8,598 and $8,064 respectively, and is included in general and administrative expenses on the statement of operations.

Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company uses an estimate of the related undiscounted cash flows, excluding interest, over the remaining life of the property and equipment or other long-lived asset in assessing its recoverability. Impairment losses are recognized for the amount by which the carrying amount of the asset(s) exceeds the fair value of the asset(s). The Company primarily employs two methodologies for determining the fair value of a long-lived asset: (i) the amount at which the asset could be bought or sold in a current transaction between willing parties; or (ii) the present value of expected future cash flows grouped at the lowest level for which there are identifiable independent cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

As of March 31, 2012 there were 3,202,500 shares issuable upon conversion of notes payable, exercise of warrants and options that were not included in the earnings per share calculation as they were anti-dilutive. There is an additional convertible note that has a provision to convert to 5,000,000 shares upon default on the note, which has not been included as management deems the issuance unlikely.

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

Recent Accounting Pronouncements:

In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. Generally Accepted Accounting Principles (U.S. “GAAP”) and International Financial Reporting Standards ("IFRSs")." Under ASU 2011-04, the guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in U.S. GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. ASU 2011-04 is effective for public entities during interim and annual periods beginning after December 15, 2011. The Company has adopted the requirements of this ASU.

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

Notes Receivable Officer consists of the following notes Crown’s President and Board Member, David Dolezal and Crown’s Chief Executive Officer and Board Member, Jeffry Rassas: The balances as of March 31, 2011 are as follows:

2% unsecured note receivable with
principal and interest due on
February 28, 2021	$ 70,600

2% unsecured note receivable with
principal and interest due on
May 7, 2015	128,237

2% unsecured note receivable with
principal and interest due on
February 28, 2021	29,000
2% unsecured note receivable with principal and interest due on May 7, 2015	21,323
249,160
Accrued interest receivable	4,839
$ 253,999

Note receivables are for periodic cash advances made to Mr. Dolezal and Mr. Rassas.

4.	Notes Payable:

Notes payable consists of the following:

20.00% notes payable, due March 8, 2012, interest payable at
maturity, unsecured	$ 37,500

7.00% note payable due April 4, 2011, interest payments are due	25,000
annually, unsecured

$ 62,500

5.	Convertible notes payable:

Convertible notes payable consist of the following:

8.00% notes payable, due dates ranging from August 22, 2012 to
March 19,2014, convertible to common stock at $.50 per share,
interest payments are due annually, unsecured	$ 430,000

6.50% note payable, due dates ranging from September 20, 2011 to
October 19, 2011, convertible to common stock at $1.00 per share,
interest payments are due annually, unsecured	10,000

6.50% note payable, due November 26, 2011, convertible to
common stock at $2 per share, interest payments are due annually,
unsecured	50,000

6.50% note payable, due date August 31, 2010, convertible to common stock at $10.00 per share, interest payments are due
annually, unsecured	50,000

540,000
Less: current portion	(440,000)
$ 100,000

6.	Notes Payable to Related Party:

Notes payable to party of the following:

3.00% note payable, due March 1, 2021, interest due at maturity,
unsecured	$ 209,924

3.00% note payable, due October 1, 2021, interest due at maturity,
unsecured	65,770

$ 275,694

$ 551,388

7.	Convertible Notes Payable to Related Parties:

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
Holdings, Inc.	$ 483,343

8.00 % note payable due March 15, 2014, convertible to common stock
at $.50 per share, interest payments are due annually, unsecured	5,000

8.00 % note payable due August 26, 2012 convertible to common stock
at $.50 per share, interest payments are due annually, unsecured	20,000

6.5% note payable, due May 2, 2013, convertible to common stock at
$2 per share, interest is due at maturity, unsecured	145,000

653,343
Less: current portion	503,343
$ 150,000

*See “Related Party Transactions,” Footnote 8, for additional information.

8.	Related Party Transactions:

As further detailed in “Notes Receivable - Related Party,” Footnote 3, the Company has notes receivable from the its President and Board Member, David Dolezal and Chief Executive Officer and Board Member, Jeffry Rassas.

As detailed in “Notes Payable to Related Party,” Footnote 6, the Company has notes payable to its President and Board Member, David Dolezal.

Certain convertible notes are with parties related to the Company, including former officers and significant consultants as further detailed in Footnote 7.

Certain other related party transactions are detailed in “Subsequent Events,” Footnote 13.

9.	Commitments and Contingencies:

The Company has agreed to indemnify its officers and director for certain events or occurrences that may arise as a result of the officers or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company may be required to make under these indemnification agreements is unlimited.

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

On August 10, 2011 the Company granted 700,000 stock options to a current employee and three consultants to the Company. The option grant was effective as of July 19, 2011 with the options vesting over one year in quarterly increments commencing on October 17, 2011 and continuing each quarter from that date forward.  These warrants are exercisable at $.50 per share of common stock over a 10 year term.

On November 7, 2011 the Company was named as a defendant in a lawsuit alleging a default on a note payable of $50,000 plus accrued interest. The note and accrued interest are reflected in the Company’s Balance Sheet as of March 31, 2012. The Company is working towards settling the litigation

On December 22, 2011 Airware Holdings, Inc. entered into a distribution agreement that provides for the issuance of common stock warrants, with an expiration date of 3 years, for the purchase of the Company’s common stock in an amount equal to 15% of the total products purchased by the distributor from the Company at the invoice price against the previous year’s purchases of paid invoices. The warrant price will be equal to the closing price of Crown Dynamics Corp.’s stock price at the anniversary date of the agreement.

On December 27, 2011, Airware Holding, Inc. was named as a defendant in a lawsuit alleging a default on a two notes payable total $75,000 plus accrued interest. The note and accrued interest are reflected in the Company’s Balance Sheet as of March 31, 2012. Subsequent to March 31, 2012 a judgment was entered against the Company as a result of this lawsuit.

10.	Stockholders’ Equity:

Common Stock

As further detailed in “Business Combination,” Footnote 13, the Company issued 21,844,136 shares to effect the recapitalization with Airware Holding, Inc. on March 20, 2012. Airware Holdings, Inc. is the accounting acquirer for the purposes of the business combination and has treated the transaction as a recapitalization through a reverse merger process. As a consequence, the common stock of the company has been restated to reflect the differences in par values of the stock.

Warrants:

The balance of warrants outstanding for purchase of the Company’s common stock as of March 31, 2012 are as follows:

		Common Share	Exercise
Exercise		Issuable Upon	Price of	Date
Date	Name of Warrants	Exercise of Warrants	Warrants	Issued

5/17/2013	Warrants issued under a Unit Purchase Agreement	535,000	$0.50	5/18/2010

4/25/2014	Warrants issued under a Private Placement Memorandum	250,000	$1.00	4/26/2011

4/26/2014	Warrants issued under a Private Placement Memorandum	50,000	$1.00	4/27/2011

4/27/2014	Warrants issued under a Private Placement Memorandum	25,000	$1.00	4/28/2011

5/02/2014	Warrants issued under a Private Placement Memorandum	200,000	$1.00	5/03/2011

Stock Options:

The balances of outstanding stock option for the Company’s stock as of March 31, 2012 are as follows:

275,000 stock options for the purchase of the Company’s common stock, to a former officer of the Company and 250,000 each to two former Senior Advisory Board Members of the Company. These options are exercisable at $.50 per share of common stock over a 10 year term expiring April 19, 2021.

On August 10, 2011 the Company granted 700,000 stock options to a current employee and three consultants to the Company. The option grant was effective as of July 19, 2011 with the options vesting over one year in quarterly increments commencing on October 17, 2011 and continuing each quarter from that date forward.  These warrants are exercisable at $.50 per share of common stock over a 10 year term.

11.	Significant Customer:

The Company generally sells through a limited number of large distributors. The Company invoices the distributors directly as opposed to the ultimate retail store. Consequently, the Company’s sells to a small number of customers.

12.	Business Combination:

On March 20, 2012 the Company entered into a share exchange agreement with Airware Holdings, Inc. (Airware) to exchange 21,844,136 of its newly-issued shares of common stock in exchange for 43,688,272 of the issued and outstanding shares and preferred stock of Airware, to exchange 860,000 Class A and B warrants of the Company for 1,720,000 Class A and B warrants of Airware and to exchange 1,1250,00 Options to purchase the Company’s common stock , at $.50 per share for 2,225,000 Options to purchase Airware common shares at $.25 per share.

Upon completion of the transaction the Board of Directors of Airware will be the Board Members of Crown Dynamics, Corp. and the President of the Airware will become the President of Crown Dynamics, Corp.

The Company has accounted for the business combination with Airware as the accounting acquirer and a recapitalization of Airware through a reverse merger. The net loss from Crown, the acquiree, operations of $239,144 for the eleven days ended March 31, 2012 in its statement of operations for the period ending March 31, 2012.

The Company has recorded the assets of Crown the acquiree of $123 at book value, the estimated fair value and liabilities of $58,950 at their book value. The $58,950 consists of accounts payable to an entity controlled by a Crown shareholder. See “Subsequent Events,” Footnote 13.

Crown Dynamics Corp. and Airware Holdings, Inc. combined operations as if the entities had been combined for the three month periods ending March 31, 2012 and 2011 on a pro forma basis are as follows:

For the Three Month
Period Ending March 31

	2012	2011

Revenue	$ 13,787	$ 22,708
(Loss) from continuing operations	$ (2,027,181)	$ (488,357)
Net (loss)	$ (2,027,181)	$ (488,357)
Net (loss) per share	$ (0.047)	$ (0.016)

13.	Subsequent Events:

On June 8, 2012 the Company entered a 12 month lease for the rental of a new Company office. The Annual Rental commitment for the commercial space for the Fiscal Years Ending December 31 2012 and 2013 is $16,800 and $12,000, respectively.

On June 12, 2012 the Company entered into a Subscription and Purchase Agreement to sell 10 Units of an Original Issue Discount Convertible Debenture for the total of $75,000. The Debentures are redeemable and were redeemed in September, 2012 for $79,500. Each unit purchased, the holder entitled to 1,000 shares, for a total of 10,000 shares, of the Company’s common stock.

On June 28, 2012 and effective August 29, 2012 the Company entered into a trade financing, guaranty and advance agreement that allows to Company to factor purchase orders and accounts receivable up to the total amount of $250,000 and $1,000,00, respectively. The Company will pay a fee equal to 4% for the first 30 days and 1.34% for every ten day thereafter against the face amount of each advance. As of September 14, 2012 the Company had received and repaid purchase order advances of $172,172. As of September 14, 2012 the Company had received and had outstanding accounts receivable advances of $544,922.

On July 26, 2012 the Company was named as a Defendant alleging patent infringement. The Company believes the lawsuit is without merit and is seeking dismissal of the action.

On August 15, 2012 the Company executed an unsecured promissory note to a related party for $121,000 with a related party. The note is due together with any unpaid interest at a rate of 10% per month (120% per annum) on October 15, 2012. In addition, at the date of the note, the Company issued 10,000 shares of the Company’s common stock to the note holder.

On August 23, 2012 the Company entered into an agreement with its former President to modify an existing license agreement with Zorah LLC (“Zorah”), as further detailed in Footnote 1. from an exclusive license to a non-exclusive license. Among other requirements of the agreement, the former President agreed to surrender back to the Company 10,122,000 shares of the Company’s common stock.

In May and June of 2012 two shareholder of the Company provided loans to the Company totaling $40,000. In August 2012 the shareholders forgave the loans as well a $58,950 due to by the Company, as further detailed in Footnote 1., to an entity controlled by the shareholders.

End of Notes to Financials

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. “GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with the Company’s Board of Directors, management has identified the following accounting policies that it believes are integral to understanding its financial statements. These are important accounting policies that require management’s most difficult, subjective judgments.

Discussion of Acquirer for Accounting Purposes

On March 20, 2012 Crown Dynamics Corp. (“Crown”) and AirWare Holdings, Inc. (“Airware”) executed a share exchange agreement (the “Exchange”) to effectively merge the two entities. Below is the analysis under ASC 805-10-55-12 to determine who the accounting acquirer is as of March 20, 2012. Based on the analysis as detailed below, the Company believes that the acquirer for accounting purposes would be Crown.

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

The acquirer usually is the combining entity whose owners as a group retain or receive the largest portion of the voting rights of the combined entity. Here, the Exchange leaves the existing Crown shareholders with 22,725,000 shares and Airware shareholders with 21,844,136 shares before taking into account Airware’s options, warrants and convertible securities. There are no unusual voting arrangements. Although Airware could have a greater control, they were not the larger shareholder group as far as vested shares are concerned at the time of the transaction.

Airware options and warrants would add another 1,972,500 for Airware. In addition there are convertible notes that would result in issuance of another 1,022,500 shares for Airware. There is another note that is convertible in the event of default on the note by Airware that would add 10,000,000 shares to Airware. Management does not feel the contingent convertible note is likely to be converted. While the Airware shareholder could ultimately have the controlling shares, Crown had the controlling rights at the date of the acquisition.

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

The acquirer usually is the combining entity whose owners have the ability to elect or appoint or to remove a majority of the members of the governing body of the combined entity. At the time of Exchange, the Board of Directors was composed of three Board Members from the Crown group and three from the Airware group.

Section 12(d) The composition of senior management of the combined entity.

The acquirer usually is the combining entity whose former management dominates the management of the combined entity. At the date of Exchange the management consisted of Steve Aninye as CEO (Crown) and Jeffry Rassas, President (Airware).

Section 12(e) The terms of the exchange of equity interest.

The acquirer usually is the combining entity that pays a premium over the pre-combination fair value of the equity interest of the other combining entity. Crown paid a premium for the equity interest in Airware. Airware fair value at the time of the combination was equal to $.50 per share, taking into account the 2 - 1 exchange. Crown shares were publicly trading at that time for $2.40.

Although ASC 805-10-55-13 states that, “The acquirer usually is the combining entity whose relative size is significantly larger than that of the other combining entity.” While Airware was the larger entity at the time of the transaction, based on the aforementioned analysis there are facts that support Crown as the accounting acquirer since ASC 805-10-55-13 is not dispositive on the issue.

However, taking into account the intent of the both parties together with giving a significant weight to Item 12(b), 12(c) and 12(e), the Company has elected that Crown is the acquirer for accounting purposes.

Corporate Background

We were incorporated in Delaware on June 15, 2010 and are a development stage company. On July 15, 2010, we entered into an exclusive worldwide patent sale agreement (the "Patent Transfer and Sale Agreement ") with Illanit Appelfeld, (the “Seller”) in relation to a patented technology (U.S. Patent Number: 5,799,354) (the “Patent”) for a toothbrush having a handle and a brush head. The brush head comprises two sides with one central bristle of tufted bundles, each mounted to a respective separate base. The patent and technology were transferred to us in exchange of payment to Illanit Appelfeld (the Seller) of US $9,000 (Nine thousands United States Dollars), according to the terms and conditions specified in the Patent Transfer and Sale Agreement related to the U.S. Patent Number: 5,799,354.

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

Liquidity and Capital Resources

For the Three Months Ended March 31, 2012

During the three months ended March 31, 2012, net cash used in the Company’s operating activities totaled ($118,266). Net cash provided by investing activities during the three month period ended March 31, 2012 totaled $40,000. For the three month period ended March 31, 2012, the Company’s cash balance decreased during the year by $146,734.

At March 31, 2012, the Company had cash of $154,920, accounts receivable of $16,632 and inventory of $121 that comprised the Company’s total current assets totaling $171,673. The Company’s property and equipment at March 31, 2012 had a net book value of $119,449. The Company also had accrued interest totaling $32,255 at March 31, 2012, while the Company’s total assets at March 31, 2012 were $900,083.

At March 31, 2012, the Company had total current liabilities totaling $2,981,263 consisting of $275,694 in notes payable to related parties.

Therefore, at March 31, 2012, the Company had total liabilities of $900,083. Other than anticipated increases in the legal and accounting costs associated with being a public company, Company management is not aware of any other known trends, events or uncertainties which may affect the Company’s future liquidity.

At March 31, 2012, the Company had a stockholders’ equity totaling $2,081,180.

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2012 versus March 31, 2011

Revenues and Gross Profit (Loss)

The Company’s revenue for the three months ended March 31, 2012 was $13,788 with associated sales and marketing costs of $54,099. The Company’s loss from operations for the three months ended March 31, 2012 was $2,212,375. The Company’s incurred other expenses for the three months ended March 31, 2012 was $57,710, including interest expenses of $58,458. Other general and administrative expenses for the three months ended March 31, 2012 amounted to $2,166,678.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On November 7, 2011 Airware Holdings, Inc. was named as a defendant in a lawsuit alleging a default on a note payable of $50,000 plus accrued interest. The note and accrued interest are reflected in the Company’s Balance Sheet as of March 31, 2012. The Company is working towards settling the litigation.

On December 27, 2011, Airware Holding, Inc. was named as a defendant in a lawsuit alleging a default on a two notes payable total $75,000 plus accrued interest. The note and accrued interest are reflected in the Company’s Balance Sheet as of March 31, 2012. The Company is working towards settling the litigation.

Other than those stated above, we know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

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

CROWN DYNAMICS CORP.

Dated:  September 13, 2012                                                                   /s/ Jeffrey Rassas

By: Jeffrey Rassas

Its: CEO

Dated:  September 13, 2012                                                                   /s/ John Glassgow

By: John Glassgow

Its: CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: September 13, 2012                                                                      /s/ David Dolezal

By: David Dolezal

Its: President and Director

Dated: September 13, 2012                                                    /s/ Jeffrey Rassas

By: Jeffrey Rassas

Its: Director

Dated: September 13, 2012                                                                      /s/ Ron Miller, Jr.

By: Ron Miller, Jr.

Its: Director