Form 10-Q
period 2012-06-30
CROWN DYNAMICS CORP
filed 2012-09-14
CIK 1500123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 333-169501

CROWN DYNAMICS CORP.

(Exact name of registrant as specified in its charter)

Delaware	98-0665018
(State of incorporation)	(I.R.S. Employer Identification No.)

c/o Jeffrey Rassas

9590 E. Ironwood Square Drive

Building A, Suite 101

Scottsdale, AZ 85258

(Address of principal executive offices)

(480) 463-4246

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☑ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes     ☐ No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Accelerated Filer ☐

Non-Accelerated Filer ☐ Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 ☐ Yes  ☑ No

As of June 30, 2012, there were 39,769,609 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CROWN DYNAMICS CORP.

BALANCE SHEET

AS OF JUNE 30, 2012 AND DECEMBER 31, 2011

	As of	As of
	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalent	$14,111	$ -
Deposits	25,000	-
Prepaid expenses	6,612	-
Inventory	22,393	-
Total current assets	68,116	-

Other Assets:
Property and equipment, net	46,595	-
Intangible assets, net	334,061	-
Security deposits	2,400	-
Total Assets	$451,172	-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable	$1,370,396	$5,000
Accrued interest	43,694	-
Accrued expenses	179,043	-
Notes payable	127,400	-
Loans payable to shareholders	40,000	-
Convertible notes payable - Current Portions	415,000	-
Convertible notes payable to related parties - current portion	658,315	-
Total current liabilities	2,833,848	5,000
Accrued interest to related parties	11,048	-
Notes payable to related party	47,520	-
Convertible notes payable - less current portion	100,000	-
Convertible notes payable to related parties, less current portion	5,000	-
Total liabilities	2,997,416	5,000

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $.0001 per share, 200,000,000 shares authorized; 39,769,609 and 16,500,000 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	3,977	1,650
Discount on common stock	-	(600)
Additional paid-in capital	9,285,961	54,250
Accumulated deficit	(11,836,182)	(60,300)
Total stockholders' (deficit)	(2,546,244)	(5,000)
Total Liabilities and Stockholders' (Deficit)	$451,172	$ -

The accompanying notes to financial statements are an integral part of these financial statements

CROWN DYNAMICS CORP.

STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2012

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011

Revenues, net	$ 909	$ 60,113	$ 14,697	$ 82,822
Cost of products sold	6,958	71,115	12,344	77,192
	(6,049)	(11,002)	2,353	5,630

Operating expenses
General and Administrative	393,767	268,430	2,312,610	404,368
Sales and Marketing	35,713	113,995	89,812	162,581

Total expenses	429,480	382,425	2,402,422	566,949

(Loss) from Operations	(435,529)	(393,427)	(2,400,069)	(561,319)

Other income (expense)
Interest income	2,007	838	2,661	1,629
Interest expense	(55,941)	(31,447)	(114,398)	(381,393)
Induced note conversion expense		(439,771)		(439,771)
Other income	-	1,397	-	30,844
Loss on disposition of property and equipment	(64,238)		(64,238)
Other expense	(550)	-	(550)	(18,671)
Total other income (expense)	(118,722)	(468,983)	(176,525)	(807,362)

Loss before income taxes	(554,251)	(862,410)	(2,576,594)	(1,368,681)

Income tax expense	-	-	-	-

Net (Loss)	$(554,251)	$ (862,410)	$(2,576,594)	$(1,368,681)

Basic and diluted net loss per common share	$ (0.01)	$ (0.08)	$ (0.09)	$ (0.14)

Basic and diluted weighted average common
shares outstanding	39,769,609	10,495,003	28,228,327	9,534,834

The accompanying notes to financial statements are an integral part of these financial statements

CROWN DYNAMICS CORP.

STATEMENTS OF CASHFLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2012

(Unaudited)

	2012	2011
Operating Activities:
Net (loss)	$(2,824,337)	$(1,368,681)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	29,110	36,103
Increase in notes receivable related party for interest earned	(655)	(1,629)
Common stock issued for services	1,898,646	2,500
Assets assumed in recapitalization with Airware Holding, Inc.	(123)	-
Liabilities assumed in recapitalization with Airware Holdings, Inc.	39,806	-
Increase in notes payable issued for services	37,500	-
Amortization of debt discount to related parties	44,639	7,325
Notes payable to officer for compensation and accrued compensation	-	275,694
Reduction in accrued compensation from salary and option forfeitures to related party	-	144,580
Stock options issued for services	-	2,600
Loss on disposition of property and equipment	64,238	-
Induced conversion expense	-	439,771
Interest on notes converted to common stock	-	39,674
Changes in operating assets and liabilities:
Accounts receivable	6,814	(14,734)
Inventory	36,303	9,608
Prepaid expenses	(1,612)	(10,118)
Deposits	(15,097)	-
Accounts payable	255,149	29,696
Accrued interest	25,806	(6,848)
Accrued expenses	69,738	(115,580)
		-
Net cash (used in) operating activities	(334,075)	(530,039)

Investing Activities:
Purchases of property and equipment	(5,000)	-
Notes payable to related parties	(35,000)	(56,400)
Net Cash Provided (used for) Investing Activities	(40,000)	(56,400)

Financing Activities:
Common Stock For Cash	5,000	433,500
Proceeds from convertible note payable to related party	-	145,000
Proceeds from convertible notes payable	105,000	-
Proceeds from convertible debenture - note payable	75,000	-
Proceeds from exercise of warrants	195,000	-
Net Cash Provided by Financing Activities	380,000	578,500
Net (Decrease) Increase in Cash	5,925	(7,939)

Cash - Beginning of Period	8,186	61,972
Cash - End of Period	$ 14,111	$ 54,033
Interest paid in cash	$ 25,000	$ 25,000
Non-cash investing and financing activities:
Common stock issued for convertible notes	$ -	$ 703,117
Common stock issued for convertible note to related party	$ -	$ 1,140,000
Debt discount on note payable	$ 10,100	$ -
Debt discount on related party note	$ -	$ 38,029

The accompanying notes to financial statements are an integral part of these financial statements

CROWN DYNAMICS CORP.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

1.	Summary of Significant Accounting Policies and Use of Estimates

Basis of Presentation and Organization

Crown Dynamics Corp. (“Crown Dynamics” or the “Company”) is a Delaware corporation. The Company was incorporated under the laws of the State of Delaware on June 15, 2010.

On March 20, 2012, through an equity exchange agreement, the Company acquired all of the issued and outstanding stock of Airware Holdings, Inc. (“Airware”), a Nevada corporation, in exchange for 21,844,136 shares of the Company’s newly-issued common stock. Airware was formed in February 2010 and is a non-prescription medical products company. The principal business purpose of the Company is to develop, manufacture and distribute nasal breathing devices. The Company targets prospective customers such as compassionate sleeping partners, individuals with allergies and athletic enthusiasts throughout the United States and the United Kingdom.

The Company has included the eleven days of the acquiree’s operations within its Statement of Operations and Statement of Cash Flows for the six month period ending June 30, 2012. The Company’s losses for the period were increased by $239,144 as a result of including the acquiree’s operating results for the eleven days. The Company’s cash flow was unchanged as a result of including the acquiree’s cash flows for the eleven days.

The Company’s Balance Sheet as of June 30, 2012 includes the assets and liabilities of the acquiree as of that date.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of June 30, 2012 and 2011, and for the periods then ended, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2012 and 2011 and the results of its operations and its cash flows for the periods then ended. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2012. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States (U.S. “GAAP”). Refer to the Company’s audited financial statements as of December 31, 2010, filed with the SEC, for additional information, including significant accounting policies.

Inventory

Inventory at June 30, 2012 consists of finished goods and raw materials and is stated at the lower of cost, determined by the first-in, first-out method, or market. Inventories are determined by physical counts.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided for on the straight-line method, over the estimated useful lives of the assets. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Betterments or renewals are capitalized when incurred. Depreciation expense for the six month periods ended June 30, 2012 and 2011 amounted to $6,088 and $9,987, respectively.

The estimated useful lives of property and equipment are:

•	Manufacturing equipment	3 years

•	Office furniture and equipment	5-7 years

Intangible Assets

Intangible assets consist of patent and intellectual property and are amortized over the period that the Company believes best reflects the period in which the economic benefits will be consumed. The Company evaluates intangible assets with definite lives for recoverability when events or circumstances indicate that these assets might be impaired. The Company tests those assets for impairment by comparing their respective carrying values to estimates of the sum of the undiscounted future net cash flows expected to result from the assets. If the carrying amount of an asset exceeds the sum of the undiscounted net cash flows expected from that asset, the Company recognizes an impairment loss based on the amount by which the carrying value exceeds the fair value of the asset. Amortization expense for the six month period ended June 30, 2012 and 2011 amounted to $8,598 and $8,064 respectively, and is included in general and administrative expenses on the statement of operations.

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

Revenue Recognition

The Company recognizes revenue on the sale of products at the time of delivery and acceptance. Delivery is generally FOB shipping point. At the time of delivery, the following have occurred:

•	Delivery has been evidenced by the appropriate signature on the delivery ticket;
•	A price per unit has been determined; and
•	Collectability has been reasonably assured.

Revenues are recorded net of slotting payments and co-operative advertising costs when applicable.

Fair Value of Financial Instruments

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

Earnings per Share

Basic earnings per share does not include dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Dilutive securities are not included in the weighted average number of shares when inclusion would be anti-dilutive. Due to the net losses for the periods ended June 30, 2012 and 2011, basic and diluted loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

As of June 30, 2012 there were 3,202,500 shares issuable upon conversion of notes payable, exercise of warrants and options that were not included in the earnings per share calculation as they were anti-dilutive. There is an additional convertible note that has a provision to convert to 5,000,000 shares upon default on the note, which has not been included as management deems the issuance unlikely.

Shipping and Handling

Shipping and handling costs associated with the shipment of products to the customer are recorded as costs of revenue.

Advertising Costs

Costs associated with producing, communicating and advertising are capitalized and expensed when first viewed by the public.  There no cost capitalized or expensed for the periods ending June 30, 2012 and 2011 respectively. Advertising expense is included in selling and marketing expenses on the accompanying statements of operations.

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

3.	Notes Payable:

Notes payable consists of the following:

20.00% notes payable, due March 8, 2012, interest payable at maturity, unsecured	$37,500
7.00% note payable due April 4, 2011, interest payments are due annually, unsecured	25,000
24% convertible debenture due September 12, 2012, original issue of $75,000 and redeemable at $79,500 net of unamortized debt discount of $10,100	64,900
$127,400

4.	Loans Payable to Shareholders

Loans payable to shareholders consists of the following:

Non-interest bearing loan due on demand, unsecured	$15,000
Non-interest bearing loan due on demand, unsecured	25,000
$40,000

See “Subsequent Events,” Footnote 14, for additional information.

5.	Convertible Notes Payable:

Convertible notes payable consist of the following:

8.00% notes payable, due dates ranging from August 22, 2012 to March 19,2014, convertible to common stock at $.50 per share, interest payments are due annually, unsecured	$ 405,000
6.50% note payable, due dates ranging from September 20, 2011 to October 19, 2011, convertible to common stock at $1.00 per share, interest payments are due annually, unsecured	10,000
6.50% note payable, due November 26, 2011, convertible to common stock at $2 per share, interest payments are due annually, unsecured	50,000
6.50% note payable, due date August 31, 2010, convertible to common stock at $10.00 per share, interest payments are due annually, unsecured	$50,000
515,000
Less current portion	(415,000)
100,000

6.	Notes Payable to Related Party:

Notes payable to party of the following:

3.00% note payable, due March 2021, interest due at maturity, unsecured	$47,520

7.	Convertible Notes Payable to Related Parties:

Convertible notes payable to related parties consist of the following:

Dynamics Corp. common stock at $.10 per share, interest payments are due monthly. Debt is secured by substantially all of the assets of Airware Holdings, Inc.	$493, 315
8.00 % note payable due March 15, 2014, convertible to common stock at $.50 per share, interest payments are due annually, unsecured	5,000
8.00 % note payable due August 26, 2012, convertible to common stock at $.50 per share, interest payments are due annually, unsecured	20,000
6.50% note payable, due May 2, 2013 convertible to common stock at $2.00 per share, interest payment is due at maturity, unsecured	$145,000
663,315
Less current portion	(658,315)
5,000

See “Related Party Transactions,” Footnote 8, for additional information.

8.	Related Party Transactions:

As detailed in Note Payable to Related Party Footnote 6, the Company has notes payable to its President and Board Member, David Dolezal. Certain convertible notes are with parties related to the Company are former officers and significant consultants as further detailed in Footnote 7. Certain other related party transactions are detailed in the “Subsequent Events,” Footnote 13.

9.	Commitments and Contingencies:

The Company has agreed to indemnify its officers and director for certain events or occurrences that may arise as a result of the officers or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited.

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

The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2012.

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

On December 22, 2011 the Company entered into a distribution agreement that provides for the issuance of common stock warrants, with an expiration date of 3 years, for the purchase of the Company’s common stock in an amount equal to 15% of the total products purchased by the distributor from the Company at the invoice price against the previous year’s purchases of paid invoices. The warrant price will be equal to the closing price of Crown Dynamics Corp.’s stock price at the anniversary date of the agreement.

On December 27, 2011, the Company was named as a defendant in a lawsuit alleging a default on a two notes payable total $75,000 plus accrued interest. The note and accrued interest are reflected in the Company’s Balance Sheet as of March 31, 2012. Subsequent to June 30, 2012 a judgment was entered against the Company as a result of this lawsuit.

On June 8, 2012 the Company entered a 12month lease for the rental of a new Company office. The commitment for the rental of the space is as follows:

FYE December 31	Annual Rent
2012	$16,800
2013	$12,000

10.	Stockholders’ Equity:

Common Stock

As further detailed in “Business Combination,” Footnote 13, the Company issued 21,844,136 shares to effect the business combination with Airware Holding, Inc. on March 20, 2012. Airware Holdings, Inc. is the accounting acquirer for the purposes of the business combination and has treated the transaction as a recapitalization through a reverse merger process. As a consequence, the common stock of the company has been restated to reflect the differences in par values of the stock.

Warrants:

The balance of warrants outstanding for purchase of the Company’s common stock as of March 31, 2012 are as follows:

Name of Warrants	Common Share Issuable Upon Exercise of Warrants	Exercise Price of Warrants	Date Issued	Expiration Date
Warrants issued under a Unit Purchase Agreement	535,000	$0.50	5/18/2010	5/17/2013
Warrants issued under a Private Placement Memorandum	250,000	$1.00	4/26/2011	4/25/2014
Warrants issued under a Private Placement Memorandum	50,000	$1.00	4/27/2011	4/26/2014
Warrants issued under a Private Placement Memorandum	25,000	$1.00	4/28/2011	4/27/2014
Warrants issued under a Private Placement Memorandum	200,000	$1.00	5/3/2011	5/02/2014

Stock Options:

The balances of outstanding stock option for the Company’s stock as of June 30, 2012 are as follows:

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

On April 11, 2012 the Company issued 52,334 shares of the Company’s common stock in exchange for a convertible note of $25,000 and accrued interest of $1,167.

For the 3 month period ended June 30, 2012 the Company issued 38,140 shares of the Company’s common stock in exchange for services.

As further detailed in Footnote 3 under the terms of a Convertible Debenture agreement on June 12, 2012 the Company issued 10,000 shares of the Company’s common stock.

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

The Company has accounted for the business combination with Airware as the accounting acquirer and a recapitalization of Airware through a reverse merger. The net loss from Crown, the acquiree, from operations of $239,144 is included in the Company’s Statement of Operations for the six month period ending June 30, 2012.

The Company has recorded the assets of Crown the acquiree of $123 at book value, the estimated fair value and liabilities of $58,950 at their book value. The $58,950 consists of accounts payable to an entity controlled by a Crown shareholder. See subsequent events Footnote 13.

13.	Subsequent Events

On June 28, 2012 and effective August 29, 2012 the Company entered into a trade financing, guaranty and advance agreement that allows to Company to factor purchase orders and accounts receivable up to the total amount of $250,000 and $1,000,000, respectively. The Company will pay a fee equal to 4% for the first 30 days and 1.34% for every ten day thereafter against the face amount of each advance. As of September 14, 2012 the Company had received and repaid purchase order advances of $172,172. As of September 14, 2012 the Company had received and had outstanding accounts receivable advances of $544,922.

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

On August 23, 2012 the Company entered into an agreement with its former President to modify an existing license agreement with Zorah LLC (“Zorah”), as further detailed in Footnote 1, from an exclusive license to a non-exclusive license. Among other requirements of the agreement, the former President agreed to surrender back to the Company 10,122,000 shares of the Company’s common stock.

In May and June of 2012 two shareholders of the Company provided loans to the Company totaling $40,000. In August 2012, the shareholders forgave the loans as well a $58,950 due to by the Company to an entity controlled by the shareholders.

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

In the instant case, there are facts that would support either party as being the accounting acquirer; however a preponderance of the facts support Crown as the acquirer. Specifically, as follows:

ASC 805-10-55-12 (a): The relative voting rights in the combined entity after the business combination.

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

Section 12(b): The existence of a large minority voting interest in the combined entity if no other owner or organized group of owners has a significant voting interest.

The acquirer usually is the combining entity whose owners or organized group of owners holds the largest minority voting interest in the combined entity.

Section 12(c): The composition of the governing body of the combined entity.

The acquirer usually is the combining entity whose owners have the ability to elect or appoint or to remove a majority of the members of the governing body of the combined entity. At the time of Exchange, the Board of Directors was composed of three Board Members from the Crown group and three from the Airware group.

Section 12(d): The composition of senior management of the combined entity.

The acquirer usually is the combining entity whose former management dominates the management of the combined entity. At the date of Exchange the management consisted of Steve Aninye as CEO (Crown) and Jeffry Rassas, President (Airware).

Section 12(e): The terms of the exchange of equity interest.

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

Since 2010, we have migrated from dental technology to greater applications in home medical technology.  On January 20th, the company entered into a Technology License Agreement (the “Agreement”) with Zorah LLC (“Zorah”).

Now, the Company has exclusive rights to Zorah’s Technology for development and distribution worldwide of Zorah’s technologies. These technologies include a wireless technology to remotely monitor senior citizens and special needs adults and the development of a transdermal blood sugar monitoring unit,which will allow people to take their blood sugar levels without pricking themselves.

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

Liquidity and Capital Resources

For the Six Months Ended June 30, 2012

During the six months ended June 30, 2012, net cash used in the Company’s operating activities totaled $334,075. Net cash provided by investing activities during the six month period ended June 30, 2012 totaled $40,000. For the six month period ended June 30, 2012, the Company’s cash balance decreased during the year by $5,925.

At June 30, 2012, the Company had cash of $14,111, accounts receivable of $25,000 and inventory of $22,393 that comprised the Company’s total current assets totaling $68,116. The Company’s property and equipment at June 30, 2012 had a net book value of $46,595. The Company also had intangible assets totaling $334,061 and security deposits at $2,400 at June 30, 2012, while the Company’s total assets at June 30, 2012 were $ 451,172.

At June 30, 2012, the Company had total current liabilities totaling $2,833,848 consisting of $658,315 in notes payable to related parties.

Therefore, at June 30, 2012, the Company had total liabilities of $2,997,416. Other than anticipated increases in the legal and accounting costs associated with being a public company, Company management is not aware of any other known trends, events or uncertainties which may affect the Company’s future liquidity.

RESULTS OF OPERATIONS

For the Six Months Ended June 30, 2012 versus June 30, 2011

Revenues and Gross Profit (Loss)

The Company’s revenue for the six months ended June 30, 2012 was $909 with associated sales and marketing costs of $35,713. The Company’s loss from operations the six months ended June 30, 2012 was $435,529. The Company’s incurred other administrative expenses for the six months ended June 30, 2012 included interest expense of $55,941. Other general and administrative expenses for the six months ended June 30, 2012 amounted to $393,767.

Going Concern Consideration

Our auditors have issued an opinion on our annual financial statements which includes a statement describing our going concern status. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and meet our other financial obligations because we have not generated any revenues and no revenues are anticipated until we begin marketing the product. Accordingly, we must raise capital from sources other than the actual sale of the product. We must raise capital to implement our project and stay in business.

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

Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2012.

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

ITEM 1A. RISK FACTORS

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

  ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.	Quarterly Issuances:

None.

2.	Subsequent Issuances:

None.

  ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

1.	Quarterly Events

On May 8, 2012 the Company received a Note Receivable from its Chief Executive Officer, Mr. Rassas for $21,522 in exchange for periodic cash advances made to Mr. Rassas from December, 2011 through March, 2012. The note is due on May 7, 2015 with interest accrued at 2% per annum. Accrued interest included in the note on May 8, 2012 of $100 is included in the note receivable balance of $21,522. The portion of the note and accrued interest receivable that reflects advances made as of December 31, 2011 and 2010 have been reflected as notes receivable on the Company’s Balance Sheets as of those dates of $3,823 and $0, respectively. Subsequent to receipt of the note, the Note Receivable was deducted from accrued payroll due to the Officer; thus, repaying the Note Receivable in full.

On May 8, 2012 the Company received a Note Receivable from its President, Mr. Dolezal for $131,202 in exchange for periodic cash advances made to Mr. Dolezal from December, 2009 through March, 2012. The note is due on May 7, 2015 with interest accrued at 2% per annum. Accrued interest included in the note on May 8, 2012 of $2,973 is included in the note receivable balance of $131,201. The portion of the note and accrued interest receivable that reflects advances made as of December 31, 2011 and 2010 have been reflected as notes receivable on the Company’s Balance Sheets as of those dates of $110,737 and $0, respectively. Subsequent to receipt of the note, the Note Receivable was deducted against a note payable to the Officer; thus, repaying the Note Receivable in full.

On May 10, 2012, the Company approved a resolution to enter into a lease agreement with Kierland Crossing, LLC for the commercial space located at B2-245 on the Second Floor in Building B, at 15279 N. Scottsdale, Arizona and that 20,000 restricted shares of common stock of the corporation be issued pursuant to the lease agreement as a security deposit. The amount of the issuance will depend on an average trading price of the stock for the last five business days prior to the issuance date.

On May 10, 2012 the Company approved a resolution to enter into an Advisory and Consulting Agreement with Anderson Feldman LLC for consulting services for the corporation and that 20,000 shares of restricted common stock be issued as payment pursuant to the Consulting Agreement. Andersen Feldman, LLC shall act as the Company’s Advisor and Consultant in providing certain advisory services related to Company’s development of a private placement, financial forecast, business plan, strategic planning regarding, including but not limited to, capital strategies, strategies with regard to strategic alliances and/or mergers/acquisitions and possible divestitures or sales, and facilitating introductions to financial institutions and accredited investors

On May 10, 2012, the Company approved a resolution that the Company may issue shares of restricted stock in a capital raising effort under Rule 506 of Regulation D, wherein, the amount raised may not to exceed $5,000,000, and the time of the offering may not exceed 12 months. The corporation may take any steps necessary to begin the capital raising process described.

2.	Subsequent Events

On June 8, 2012, the Company approved a resolution to enter into an Advisory and Consulting Agreement with Perigon Companies, LLC for consulting services for the corporation and to issue 500,000 shares of restricted Common Stock to Perigon Companies, LLC as payment pursuant to the approved consulting agreement. Perigon Companies, LLC will utilize its extensive experience in small business consultation and their background in consumer product industries to provide assistance and the introduction of industry contacts to Company Management as it develops the Company’s business strategies. Such services will include 1) assisting in preparing updated business plans, executive summaries and company presentation materials based on current market conditions and trends, 2) consulting with management and their advisors to formulate comprehensive business development strategies focused on rapidly monetizing intellectual property and other company capital, 3) providing expertise and guidance to management and its other, outside consultants regarding public relations and investor communication strategies, 4) introducing qualified candidates for key positions, including legal counsel, marketing, accounting, customer service, and public or investor relations, if and as needed, and 5) making personnel available to assist management in performing other various tasks.

On July 23, 2012, the Company approved a resolution that the Nevada Agency and Transfer Company be authorized by the Board of Directors to cancel and return to treasury 9,000,000 post-split shares of the Company’s Common Stock held by Chana Zehavi and Amir Rehavi, respectively represented by certificate number 001 and 0100.

On August 1, 2012, the Company approved a resolution that the Nevada Agency and Transfer Company be authorized by the Board of Directors to cancel and return to treasury 6,125,000 post-split shares of the Company’s Common Stock held by Steve Aninye and Zorah, LLC, which were undeliverable and held by custodian, respectively represented by certificate number 0155 and 0156. These shares are also to be cancelled pursuant to the Share Exchange Agreement dated March 20, 2012.

On August 16, 2012, the Company resolved that The Corporation may enter into a Non-Exclusive Licensing Agreement with Zorah Technology, a limited liability company, with offices at 5400 Laurel Springs Pkwy, Suite 107, Suwanee, GA 30024, for non-exclusive rights to Zorah's technology for development and distribution worldwide of Zorah's technologies which include a wireless technology to remotely monitor senior citizens and special needs adults, as well as the development of a transdermal blood sugar monitoring unit, which will allow people to take their blood sugar levels without pricking themselves. This Non-Exclusive License Agreement is meant to modify the existing license agreement originally entered into on January 20, 2012. Restricted shares of common stock of the Corporation may be issued pursuant to the Non-Exclusive Licensing Agreement as payment for license.

On August 16, 2012, the Company resolved that restricted shares of 10,000 shares of restricted common stock of the Corporation be issued pursuant to the Subscription and Purchase Agreement dated June 12, 2012 to Gary Berlin.

On August 30, 2012, the Company resolved that the Company be authorized to change the name of the Company to Airware Labs Corp. on the close of business on August 30, 2012, that the Secretary of the Corporation be instructed to forward a copy of the resolution notifying the Transfer Agent of the name change, and that Nevada Agency and Transfer Company, as the Corporation’s Transfer Agent, act in accordance with its general practice and regulation for the transfer and registration of stock and the disbursing of dividends.

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

CROWN DYNAMICS CORP.

Dated:  September 14, 2012

/s/ Jeffrey Rassas

By: Jeffrey Rassas

Its: CEO

Dated:  September 14, 2012

/s/ John Glassgow

By: John Glassgow

Its: CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated:  September 14, 2012

/s/Jeffrey Rassas

By: Jeffrey Rassas

Its: Director

Dated:  September 14, 2012

/s/ David Dolezal

By: David Dolezal

Its: Director

Dated:  September 14, 2012

/s/ Ron Miller, Jr.

By: Ron Miller, Jr.

Its: Director