Form 10-Q/A
period 2012-03-31
CROWN DYNAMICS CORP
filed 2012-10-25
CIK 1500123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q/A

Amendment No. 3

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

[_]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 333-169501

CROWN DYNAMICS CORP.

(Exact name of registrant as specified in its charter)

Delaware	98-0665018
(State of incorporation)	(I.R.S. Employer Identification No.)

c/o Jeffrey Rassas

8399 East Indian School Road

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

[X]Yes     [_]No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [_]Yes     [_]No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [_]	Accelerated Filer [_]
Non-Accelerated Filer [_]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 [_] Yes  [X] No

As of March 31, 2012, there were 39,669,136 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

This form 10-Q/A amends the Form 10-Q that was filed on May 21, 2012 and Form 10-Q/As that were filed through September 13, 2012 to reflect changes in the financial statements resulting from a change in the accounting acquirer to Airware Holdings, Inc. from Crown Dynamics Corp. Consequently, the balance sheet for the year ended December 31, 2011 has been restated to reflect the change from presenting the Balance Sheet of Crown Dynamics, Corp. as the accounting acquirer to the unaudited Balance Sheet of the accounting acquirer, Airware Holdings, Inc.

The Statement of Operations has been restated to reflect the three months of operations of the Airware Holdings, Inc., as the accounting acquirer and eleven days of operations of Crown Dynamics, Corp. as the accounting acquiree.

In addition, the March 31, 2012 financial statements have been restated to reflect a decrease in cash of $50,000 and a decrease common stock issued of 5,000,000 shares of Crown the acquiree. The cash and related shares were previously reported on January 17, 2012 by Crown Dynamics, Corp. The transaction as reported was never consummated.

Further changes have been made to correctly reflect the number of Options and Warrants outstanding, the par value of the stock and the number of shares outstanding.

Lastly, “ITEM 4. CONTROLS AND PROCEDURES” has been amended to reflect that our management, including our chief executive officer and chief financial officer, has concluded that our internal control over financial reporting is ineffective, as evidenced by our late and amended filings.

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CROWN DYNAMICS CORP.

BALANCE SHEET

AS OF MARCH 31, 2012 AND DECEMBER 31, 2011

(UNAUDITED)

	RESTATED
	As of	As of
	March 31,	December 31,
	2012	2011

ASSETS

Current Assets:
Cash and cash equivalent	$ 154,920	$ 8,186
Accounts receivable	16,632	6,814
Inventory	121	2,027
Prepaid expenses	-	5,000
Total current assets	171,673	22,027

Other Assets:
Property and equipment, net	119,449	123,679
Intangible assets, net	342,659	351,134
Notes receivable - related party	253,999	218,344
Security deposits	12,303	12,303
Total Assets	$ 900,083	$ 727,487

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable	$ 1,211,985	$ 1,115,247
Accrued interest	32,225	17,888
Accrued expenses	191,548	109,305
Notes payable	62,500	-
Notes payable to related parties	-	25,000
Convertible notes payable - current portion	440,000	410,000
Convertible notes payable to related parties - current portion, net of discount	503,343	523,480
Total current liabilities	2,441,601	2,200,920

Accrued interest to related parties	13,968	10,235
Notes payable to related party	275,694	275,694
Convertible notes payable - less current portion	100,000	-
Convertible notes payable to related parties, less current portion	150,000	145,000

Total liabilities	2,981,263	2,631,849

The accompanying notes to financial statements are an integral part of these financial statements

CROWN DYNAMICS CORP.

BALANCE SHEET

(CONTINUED)

AS OF MARCH 31, 2012 AND DECEMBER 31, 2011

(UNAUDITED)

	RESTATED
	As of	As of
	March 31,	December 31,
	2012	2011

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $.0001 per share, 200,000,000 shares authorized; 39,669,136 and 12,835,250 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	3,967	1,284
Additional paid-in capital	9,196,784	7,106,199
Accumulated deficit	(11,281,931)	(9,011,845)
Total stockholders' (deficit)	(2,081,180)	(1,904,362)

Total Liabilities and Stockholders' (Deficit)	$ 900,083	$ 727,487

The accompanying notes to financial statements are an integral part of these financial statements

CROWN DYNAMICS CORP.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31 2011 AND 2012

(UNAUDITED)

	RESTATED
	2012	2011

Revenues, net	$ 13,788	$ 22,708
Cost of products sold	5,386	6,078
	8,402	16,630

Operating expenses
General and Administrative	2,166,678	135,937
Sales and Marketing	54,099	48,586

Total expenses	2,220,777	184,523

(Loss) from Operations	(2,212,375)	(167,893)

Other income (expense)
Interest income	748	791
Interest expense	(58,458)	(349,946)
Other income	-	29,447
Other expense	-	(18,671)
Total other income (expense)	(57,710)	(338,379)

Loss before income taxes	(2,270,085)	(506,272)

Income tax expense	-	-

Net (Loss)	$ (2,270,085)	$ (506,272)

Basic and diluted net loss per common share	$ (0.14)	$ (0.07)

Basic and diluted weighted average common
shares outstanding	16,738,428	7,543,998

The accompanying notes to financial statements are an integral part of these financial statements

CROWN DYNAMICS CORP.

STATEMENTS OF CASHFLOWS

FOR THE THREE MONTHS ENDED MARCH 31 2011 AND 2012

(Unaudited)

	RESTATED
	2012	2011
Operating Activities:
Net (loss)	$ (2,270,085)	$(506,272)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	17,828	18,051
Increase in notes receivable related party for interest earned	(655)	(790)
Common stock issued for services	1,879,226	2,500
Assets assumed in recapitalization with Airware Holding, Inc.	(123)	-
Liabilities assumed in recapitalization with Airware Holdings, Inc.	39,806	-
Increase in notes payable issued for services	37,500	-
Amortization of debt discount to related parties	23,803	7,325
Notes payable to officer for compensation and accrued compensation		275,694
Reduction in accrued compensation from salary and option forfeitures to related party		144,580
Changes in operating assets and liabilities:
Accounts receivable	(9,818)	14,066
Inventory	1,906	2,689
Prepaid expenses	5,000	1,882
Accounts payable	56,932	31,037
Accrued interest	18,071	368
Accrued expenses	82,343	(71,352)
		-
Net cash (used in) operating activities	(118,266)	(80,222)

Investing Activities:
Purchases of property and equipment	(5,000)	-
Notes receivable to related parties	(35,000)	(56,400)
Net Cash Provided (used for) Investing Activities	(40,000)	(56,400)

Financing Activities:
Common Stock For Cash	5,000	133,500
Proceeds from convertible notes payable	105,000	-
Proceeds from exercise of warrants	195,000	-
Net Cash Provided by Financing Activities	305,000	133,500

Net (Decrease) Increase in Cash	146,734	(3,122)

Cash - Beginning of Period	8,186	61,972

Cash - End of Period	$ 154,920	$ 58,850

Interest paid in cash	$ 10,000	$ 15,000

The accompanying notes to financial statements are an integral part of these financial statements

CROWN DYNAMICS CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31 2011 AND 2012

(Unaudited)

	RESTATED
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2011	12,835,250	$1,284	$7,106,199	$(9,011,846)	$(1,904,363)
Recapitalization due to reverse merger with Airware Holdings, Inc	17,725,000	1,772	(1,772)	-	-
Issuance of common stock for cash	10,000	1	4,999	-	5,000
Issuance of common stock for services	171,203	17	22,382	-	22,399
Stock-based compensation expense	6,977,683	698	1,857,671	-	1,858,369
Exercise of warrants	1,950,000	195	194,805	-	195,000
Warrants issued	-	-	12,500	-	12,500
Net (loss) for the period	-	-	-	(2,270,085)	(2,270,085)
Balance at March 31, 2012	39,669,136	$3,967	$9,196,784	$(11,281,931)	$(2,081,180)

The accompanying notes to financial statements are an integral part of these financial statements

CROWN DYNAMICS CORP.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

1.	Summary of Significant Accounting Policies and Use of Estimates:

Basis of Presentation and Organization

Crown Dynamics Corp. (“Crown Dynamics,” “Crown” or the “Company”) is a Delaware corporation. The Company was incorporated under the laws of the State of Delaware on June 15, 2010.

On March 20, 2012, through an equity exchange agreement, the Company acquired all of the issued and outstanding stock of Airware Holdings, Inc., a Nevada corporation (“Airware”), in exchange for 21,844,136 shares of the Company’s newly-issued common stock. Airware was formed in February 2010 and is a non-prescription medical products company. The principal business purpose of the Company is to develop, manufacture and distribute nasal breathing devices. The Company targets prospective customers such as compassionate sleeping partners, individuals with allergies and athletic enthusiasts throughout the United States and the United Kingdom.

The share exchange has been accounted for as a recapitalization reverse merger between Airware Holdings, Inc. and Crown Dynamics Corp. Airware is the accounting acquirer and Crown is the accounting acquiree. Consequently, the historical pre-merger financial statements of Airware are now those of the Company. The par value of the stock of Airware of $.001 per share has been adjusted to that of the Company of $.0001 per share with the par value difference of $39,319 charged to paid-in capital. The pre-merger deficit is that of Airware. Crown’s pre-merger accumulated deficit has been charged to paid-in capital. The pre-merger Airware outstanding shares have been adjusted to reflect the exchange, thus reducing the number of outstanding shares at December 31, 2011 from 25,670,000 total shares outstanding, including common and convertible preferred stock, to 12,835,250 shares of common stock. The pre-merger outstanding shares of Crown of 17,725,000 with a par value of $1,772 have been included in the issued and outstanding shares of the Company at March 31, 2012.

Basic and diluted net loss per common share for the three month period ended March 31, 2011 have been restated from $ (.03) to $(.07) to retroactively reflect weighted average shares outstanding of 7,543,998 compared 15,087,996 prior to the retroactive restatement to give comparative effect to the recapitalization reverse merger.

The Company has included the eleven days of Crown the acquiree operations within its Statement of Operations and Statement of Cash Flows for the three month period ending March 31, 2012. The Company’s losses for the period were increased by $239,144 as a result of including Crown the acquiree’s operating results for the eleven days. The Company’s cash flow was unchanged as a result of including Crown the acquiree’s cash flows for the eleven days.

The Company’s Balance Sheet as of March 31, 2012 includes the assets and liabilities of Crown the acquiree as of that date.

On January 20, 2012, the company entered into a Technology License Agreement (the “Agreement”) with Zorah LLC (“Zorah”).  The Company has exclusive rights to Zorah’s Technology for development and worldwide distribution of Zorah’s technologies which include a wireless technology to remotely monitor senior citizens and special needs adults, as well as the development of a transdermal blood sugar monitoring unit, which will allow people to test their blood sugar levels without pricking themselves. See Footnote 13, “Subsequent Events.”

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

The estimated useful lives of property and equipment are:

1.	Manufacturing equipment	3 years
2.	Office furniture and equipment	5 - 7 years

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

As of March 31, 2012 there were 3,202,500 shares issuable upon conversion of notes payable, exercise of warrants and options that were not included in the earnings per share calculation as they were anti-dilutive. There is an additional convertible note that has a provision to convert to 5,000,000 shares upon default on the note at $.10 per share.

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

3. Accounting Error Corrections:

The Company’s financial statements included in the previously issued Form 10-Q and 10-Q/A for the quarterly period ended March 31, 2012 and filed through September 13, 2012 have been restated to correct the following errors.

The Company’s balance sheet and statement of cash flows for March 31, 2012 and the three month period then ended as originally reported presented cash of $204,920 and shares of common stock issued and outstanding of 44,669, 136. The restated balance sheet reflects a cash balance of $154,920 and common stock issued and outstanding of 39,669,136, a reduction of $50,000 in cash and 5,000,000 shares of common stock issued and outstanding. The cash and related shares of common stock were previously reported as a stock sale. However, the stock sale transaction was never consummated.

In the previous filings the statements were prepared with management’s conclusion that the reverse capitalization merger, further detailed in Footnote 1, “Summary of Significant Accounting Policies and Use of Estimates,” that Crown Dynamics Corp. was the accounting acquirer. Upon further examination, management concluded that its original conclusion was incorrect and that Airware Holdings, Inc. was the accounting acquirer. Accordingly, the financial statements have been restated to reflect the correction of this error. The change to the each item within the financial statements is detailed below in a comparison of the previously issued statements to those restated:

BALANCE SHEET

AS OF MARCH 31, 2012 AND DECEMBER 31, 2011

	2012			2011
	As Originally Reported	Error	As Restated	As Originally Reported	Error	As Restated
ASSETS
Current Assets:
Cash and cash equivalent	$204,920	$(50,000)	$154,920	$—	$8,186	$8,186
Accounts receivable	16,632	—	16,632	—	6,814	6,814
Inventory	121	—	121	—	2,027	2,027
Prepaid expenses	—	—	—	—	5,000	5,000
Total current assets	221,673	(50,000)	171,673	—	22,027	22,027
Other Assets:
Property and equipment, net	119,449	—	119,449	—	123,679	123,679
Intangible assets, net	342,659	—	342,659	—	351,134	351,134
Notes receivable - related party	253,999	—	253,999	—	218,344	218,344
Goodwill	23,174,978	(23,174,978)	—
Security deposits	12,303	—	12,303	—	12,303	12,303
Total Assets	$24,125,061	$(23,224,978)	$900,083	$—	$727,487	$727,487

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities:
Accounts payable	$1,211,985	—	$1,211,985	$5,000	$1,110,247	$1,115,247
Accrued interest	32,225	—	32,225	—	17,888	17,888
Accrued expenses	191,548	—	191,548	—	109,305	109,305
Notes payable	62,500	—	62,500	—	—	—
Notes payable to related parties	—	—	—	—	25,000	25,000
Convertible notes payable - current portion	440,000	—	440,000	—	410,000	410,000
Convertible notes payable to related parties - current portion, net of discount	508,343	(5,000)	503,343	—	523,480	523,480
Total current liabilities	2,446,601	(5,000)	2,441,601	5,000	2,195,920	2,200,920
Accrued interest to related parties	13,968	—	13,968	—	10,235	10,235
Notes payable to related party	275,694	—	275,694	—	275,694	275,694
Convertible notes payable - less current portion	100,000	—	100,000	—	—	—
Convertible notes payable to related parties, less current portion	145,000	5,000	150,000	—	145,000	145,000
Total liabilities	2,981,263	—	2,981,263	5,000	2,626,849	2,631,849

Stockholders' (Deficit):
Common stock, par value $.0001 per share, 200,000,000 shares authorized; 39,669,136 and 12,835,250 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	4,467	(500)	3,967	1,650	(366)	1,284
Discount on common stock	(600)	600	—	(600)	600	—
Additional paid-in capital	21,516,741	(12,319,957)	9,196,784	54,250	7,051,949	7,106,199
Accumulated deficit	(376,810)	(10,905,121)	(11,281,931)	(60,300)	(9,011,845)	(9,011,845)
Total stockholders' (deficit)	(2,081,180)	(23,224,978)	(2,081,180)	(5,000)	(1,959,662)	(1,904,362)
Total Liabilities and Stockholders’ (Deficit)	$24,125,061	$(23,224,978)	$900,083	$—	$667,187	$727,487

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS

ENDED MARCH 31, 2012 AND DECEMBER 31, 2011

	2012			2011
	As Originally Reported	Error	As Restated	As Originally Reported	Error	As Restated
Revenues, net	$95	$13,693	$13,788	$—	$22,708	$22,708
Cost of products sold	187	5,199	5,386	—	6,078	6,078
	(92)	8,494	8,402	—	16,630	16,630
Operating expenses
General and Administrative	302,286	1,864,392	2,166,678	9,290	126,647	135,937
Sales and Marketing	4,596	49,503	54,099	—	48,586	48,586

Total expenses	306,882	1,913,895	2,220,777	9,290	175,233	184,523
(Loss) from Operations	(306,974)	(1,905,401)	(2,212,375)	(9,290)	(158,603)	(167,893)

Other income (expense)
Interest income	67	681	748	—	791	791
Interest expense	(9,604)	(48,854)	(58,458)	—	(349,946)	(349,946)
Other income	—	—	—	—	29,447	29,447
Other expense	—	—	—	—	(18,671)	(18,671)
Total other income (expense)	(9,537)	(48,173)	(57,710)	—	(338,379)	(338,379)

Loss before income taxes	(316,511)	(1,953,574)	(2,270,085)	(9,290)	(496,982)	(506,272)
Income tax expense	—	—	—	—	—	—
Net (Loss)	$(316,511)	$(1,953,574)	$(2,270,085)	$(9,290)	$(496,982	$(506,272)

Basic and diluted net loss per common share	$(0.01)	$0.26	$(0.14)	$(0.00)	$(0.06)	$(0.07)
Basic and diluted weighted average common shares outstanding	24,150,940	(7,412,512)	16,738,428	16,738,428	9,000,000	7,543,998

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS

ENDED MARCH 31, 2012 AND DECEMBER 31, 2011

	2012			2011
	As Originally Reported	Error	As Restated	As Originally Reported	Error	As Restated
Operating Activities:
Net (loss)	$ (316,511)	$(1,953,574)	$(2,270,085)	$ (9,290)	$(496,982)	$(506,272)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	2,179	15,649	17,828	-	18,051	18,051
Increase in notes receivable related party for interest earned	(68)	(587)	(655)	-	(790)	(790)
Common stock issued for services	226,372	1,652,854	1,879,226	-	2,500	2,500
Assets assumed in recapitalization with Airware Holding, Inc.	-	(123)	(123)	-	-	-
Liabilities assumed in recapitalization with Airware Holdings, Inc.	-	39,806	39,806	-	-	-
Increase in notes payable issued for services	-	37,500	37,500	-	-	-
Increase in convertible notes payable for interest expense	4,979	(4,979)	-	-	-
Amortization of debt discount to related parties	-	23,803	23,803	-	7,325	7,325

Notes payable to officer for compensation and accrued compensation	-	-	-	-	275,694	275,694
Reduction in accrued compensation from salary and option forfeitures to related party	-	-	-	-	144,580	144,580
Changes in operating assets and liabilities:
Accounts receivable	-	(9,818)	(9,818)	-	14,066	14,066
Inventory	8	1,898	1,906	-	2,689	2,689
Prepaid expenses	8,592	(3,592)	5,000	-	1,882	1,882
Accounts payable	21,655	35,277	56,932	-	31,037	31,037
Accrued interest	2,710	15,361	18,071	-	368	368
Accrued expenses	3,769	78,574	82,343	4,000	(75,352)	(71,352)
				-	-	-
Net cash (used in) operating activities	(46,315)	(71,951)	(118,266)	(5,290)	(74,932)	(80,222)

Investing Activities:
Purchases of property and equipment	-	(5,000)	(5,000)	-	-	-
Notes receivable to related parties	-	(35,000)	(35,000)	-	(56,400)	(56,400)
Net Cash Provided (used for) Investing Activities	-	(40,000)	(40,000)	-	(56,400)	(56,400)

Financing Activities:
Common Stock For Cash	50,000	(45,000)	5,000	-	133,500	133,500
Proceeds from convertible notes payable	100,000	5,000	105,000	-	-	-
Proceeds from exercise of warrants	-	195,000	195,000	5,290	(5,290)	-
Net Cash Provided by Financing Activities	150,000	155,000	305,000	5,290	128,210	133,500

Net (Decrease) Increase in Cash	103,685	43,049	146,734	-	(3,122)	(3,122)

Cash - Beginning of Period	101,235	(93,049)	8,186	300	61,672	61,972

Cash - End of Period	$ 204,920	$ (50,000)	$ 154,920	$ 300	$ 58,550	$ 58,850

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2012

AS ORIGINALLY REPORTED
	Common Stock Shares	Amount	Discount on Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2011	16,500,000	$1,650	$(600)	$54,250	$(60,300)	$(5,000)
Recapitalization due to reverse merger with Airware Holdings, Inc.	—	—		—	—	—
Common stock issued in exchange for license agreement	1,225,000	123	—	—	—	123
Common stock issued for Airware Holdings, Inc. acquisition	21,844,136	2,184	—	21,186,628	—	21,188,812
Issuance of common stock for cash	5,000,000	500		49,500	—	50,000
Issuance of common stock for services	100,000	10		226,363	—	226,373
Stock-based compensation expense	—	—		—	—	—
Exercise of warrants	—	—		—	—	—
Warrants Issued	—	—		—	—	—
Net (loss) for the period	—	—		—	(316,510)	(316,510)
Balance at March 31, 2012	44,669,136	$4,467	$(600)	$21,516,741	$(376,810)	$21,143,798

ERROR
	Common Stock Shares	Amount	Discount on Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2011	(3,664,750)	$(366)	$600	$7,051,949	$(8,951,546)	$(1,899,363)
Recapitalization due to reverse merger with Airware Holdings, Inc.	17,725,000	1,772	—	(1,772)	—	—
Common stock issued in exchange for license agreement	(1,225,000)	(123)	—	—	—	(123)
Common stock issued for Airware Holdings, Inc. acquisition	(21,844,136)	(2,184)	—	(21,186,628)	—	(21,188,812)
Issuance of common stock for cash	(4,990,000)	(499)	—	(44,501)	—	(45,000)
Issuance of common stock for services	71,203	7	—	(203,981)	—	(203,974)
Stock-based compensation expense	6,977,683	698	—	1,857,671	—	1,858,369
Exercise of warrants	1,950,000	195	—	194,805	—	195,000
Warrants Issued	—	—	—	12,500	—	12,500
Net (loss) for the period	—	—	—	—	(1,953,575)	(1,953,575)
Balance at March 31, 2012	(5,000,000)	$(500)	$600	$(12,319,957)	$(10,905,121)	$(23,224,978)

RESTATED
	Common Stock Shares	Amount	Discount on Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2011	12,835,250	$1,284	—	$7,106,199	$(9,011,846)	$(1,904,363)
Recapitalization due to reverse merger with Airware Holdings, Inc.	17,725,000	1,772	—	(1,772)	—	—
Common stock issued in exchange for license agreement	—	—	—	—	—	—
Common stock issued for Airware Holdings, Inc. acquisition	—	—	—	—	—	—
Issuance of common stock for cash	10,000	1	—	4,999	—	5,000
Issuance of common stock for services	171,203	17	—	22,382	—	22,399
Stock-based compensation expense	6,977,683	698	—	1,857,671	—	1,858,369
Exercise of warrants	1,950,000	195	—	194,805	—	195,000
Warrants Issued	—	—	—	12,500	—	12,500
Net (loss) for the period	—	—		—	(2,270,085)	(2,270,085)
Balance at March 31, 2012	39,669,136	$3,967	$—	$9,196,784	$(11,281,931)	$(2,081,180)

NOTE: A STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2011 HAS BEEN DELETED FROM THE RESTATED FILINGS AS IT IS NOT REQUIRED.

4. Notes Receivable – Related Party

“Notes Receivable” consists of the following notes to Crown’s President and Board Member, David Dolezal and Crown’s Chief Executive Officer and Board Member, Jeffry Rassas. The balances as of March 31, 2012 are as follows:

2% unsecured note receivable with principal and interest due on February 28, 2021	$70,600
2% unsecured note receivable with principal and interest due on May 7, 2015	128,237
2% unsecured note receivable with principal and interest due on February 28, 2021	29,000
2% unsecured note receivable with principal and interest due on May 7, 2015	21,323
249,160
Accrued interest receivable	4,839
$253,999

Notes receivable are for periodic cash advances made to Mr. Dolezal and Mr. Rassas.

5. Notes Payable

Notes payable consists of the following:

20.00% notes payable, due March 8, 2012, interest payable at maturity, unsecured	$37,500
7.00% note payable due April 4, 2011, interest payments are due annually, unsecured	25,000
$62,500

6. Convertible notes payable

Convertible notes payable consist of the following:

8.00% notes payable, due dates ranging from August 22, 2012 to
March 19,2014, convertible to common stock at $.50 per share,
interest payments are due annually, unsecured	$430,000

6.50% note payable, due dates ranging from September 20, 2011 to
October 19, 2011, convertible to common stock at $1.00 per share,
interest payments are due annually, unsecured	10,000

6.50% note payable, due November 26, 2011, convertible to
common stock at $2 per share, interest payments are due annually,
unsecured	50,000

6.50% note payable, due date August 31, 2010, convertible to common stock at $10.00 per share, interest payments are due
annually, unsecured	50,000

540,000
Less: current portion	(440,000)
$100,000

7. Notes Payable to Related Party:

Notes payable to party of the following:

3.00% note payable, due March 1, 2021, interest due at maturity unsecured	$209,924
3.00% note payable, due October 1, 2021, interest due at maturity unsecured	65,770
$275,694

8. Convertible Notes Payable to Related Parties:

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
$ 150,000

See Footnote 8, “Related Party Transactions,” for additional information.

9. Related Party Transactions:

As further detailed in Footnote 3, “Notes Receivable - Related Party,” the Company has notes receivable from the its President and Board Member, David Dolezal, and Chief Executive Officer and Board Member, Jeffry Rassas.

As detailed in Footnote 6, “Notes Payable to Related Party,” the Company has notes payable to its President and Board Member, David Dolezal.

Certain convertible notes are with parties related to the Company who are former officers and significant consultants, as further detailed in Footnote 7, “Convertible Notes Payable to Related Parties.”

Certain other related party transactions are detailed in Footnote 13, “Subsequent Events.”

As further discussed in Footnote 10, “Stockholders’ Equity,” the Company issued stock under a stock award agreement to its Chief Executive Officer, Jeffrey Rassas, and its President, David Dolezal on March 19, 2012.

10. Commitments and Contingencies:

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

11. Stockholders’ Equity:

Common Stock

As further detailed in Footnote 13, “Business Combination,” the Company issued 21,844,136 shares to effect the business combination with Airware Holding, Inc. on March 20, 2012. Airware Holdings, Inc. is the accounting acquirer for the purposes of the business combination and has treated the transaction as a recapitalization through a reverse merger process. As a consequence, the common stock of the company has been restated to reflect the differences in par values of the stock.

On December 1, 2011 the Company entered into employment agreements with its Chief Executive Officer Jeffrey Rassas and its President David Dolezal with annual compensation of $150,000 each. In addition, the agreements provided for options to purchase the Company’s Common Stock for $0.05 per share exercisable over a ten year period. Mr. Rassas and Mr. Dolezal total options under the agreement were 4,585,122 and 9,170,244 of Airware Holdings, Inc common stock, respectively. The options were to vest at 25% immediately on December 1, 2011 and 25% per each subsequent three month period thereafter. On March 19, 2012 the Company terminated the aforementioned employment agreements, while leaving the annual compensation in place, and replaced the above noted options with the immediate issuance of common stock of 2,292,561 and 4,585,122 shares, the Crown share equivalent to the Airware shares provided for in the options under the agreement, to Mr. Rassas and Mr. Dolezal. The Company has valued the stock issued at $.50 per share for a total value of $1,146,281 and $2,292,561 for Mr. Rassas and Mr. Dolezal, respectively. The Company recognized $855,013 and $783,356 of Mr. Rassas’s and Mr. Dolezal’s total stock award of $1,146,281 and $2,292,561, respectively as compensation for services for the six month period ended June 30, 2012.

During the three month period ended March 31, 2012 the Company issued 171,203 shares of the Company’s common stock for consulting services. The shares were valued at the cost of the services provided.

On February 21, 2012, Crown the acquiree, issued 50,000 shares of the Company’s common stock to each Board Member, M.L. Carr and Colonel Richard L. Teters Jr., as compensation for services. The Company recognized $220,000, the value of the stock on February 21, 2012, as compensation for services for the three month period ended March 31, 2012.

The stock compensation charge disclosed on the statement of cashflows and the stock compensation charge disclosed on the statement of changes in stockholder’s deficit now reconciles within $1,542, a difference that management does not believe is material.

Warrants

The balance of warrants outstanding for purchase of the Company’s common stock as of March 31, 2012 are as follows:

Name of Warrants	Common Share Issuable Upon Exercise of Warrants	Exercise Price of Warrants	Date Issued	Expiration Date
Warrants issued under a Unit Purchase Agreement	540,000	$0.50	5/18/2010	5/17/2013
Warrants issued under a Private Placement Memorandum	250,000	$1.00	4/26/2011	4/25/2014
Warrants issued under a Private Placement Memorandum	50,000	$1.00	4/27/2011	4/26/2014
Warrants issued under a Private Placement Memorandum	25,000	$1.00	4/28/2011	4/27/2014
Warrants issued under a Private Placement Memorandum	200,000	$1.00	5/3/2011	5/02/2014
Warrants issued for services	12,500	$.50	3/23/2012	3/22/2013

During the three month period ended March 31, 2012 the Company issued 12,500 warrants exercisable for $.50 per share for the purchase of the Company’s common stock in exchange for services. The warrants were valued at $.50 per exercisable warrant.

Stock Options

The following are the balances of outstanding stock options for the Company’s stock as of March 31, 2012.

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

12. Significant Customer:

The Company generally sells through a limited number of large distributors. The Company invoices the distributors directly as opposed to the ultimate retail store. Consequently, the Company’s sales are to a small number of customers.

13. Business Combination:

On March 20, 2012 the Company entered into a share exchange agreement with Airware Holdings, Inc. (Airware) to exchange 21,844,136 of its newly-issued shares of common stock in exchange for 43,688,272 of the issued and outstanding shares and preferred stock of Airware, to exchange 1,065,000 Class A and B warrants of the Company for 2,130,000 Class A and B warrants of Airware and to exchange 1,475,000 Options to purchase the Company’s common stock , at $.50 per share for 2,950,000 Options to purchase Airware common shares at $.25 per share.

Upon completion of the transaction the Board of Directors of Airware will be the Board Members of Crown Dynamics and the President of the Airware will become the President of Crown Dynamic Corp.

The Company has accounted for the business combination with Airware as the accounting acquirer and a recapitalization of Airware through a reverse merger. The net loss from Crown, the acquiree, operations of $239,144 for the eleven days ended March 31, 2012 is included in the statement of operations for the period ending March 31, 2012.

The Company has recorded the assets of Crown the acquiree of $123 at book value, and the estimated fair value and liabilities of $58,950 at their book value. The $58,950 consists of accounts payable to an entity controlled by a Crown shareholder. See Footnote 13, “Subsequent Events.”

Crown Dynamics Corp. and Airware Holdings, Inc. combined operations as if the entities had been combined for the three month periods ending March 31, 2012 and 2011 on a pro forma basis are as follows:

	For the Three Month Period Ending on March 31,

	2012 *	2011
Revenue	$13,787	$22,708
(Loss) from continuing operations	$(2,304,891)	$(515,562)
Net (Loss)	$(2,304,891)	$(515,562)
Net (Loss) per share	$(0.060)	$(0.017)

*Reflects figures from January 2012 - March 2012

14. Subsequent Events:

On June 8, 2012, the Company entered a 12 month lease for the rental of a new Company office. The commitment for the rental of the space is as follows:

FYE December 31,	Annual Rent
2012	$16,800
2013	$12,000

On June 12, 2012, the Company entered into a Subscription and Purchase Agreement to sell 10 Units of an Original Issue Discount Convertible Debenture for the total of $75,000. The Debentures are redeemable and were redeemed in September, 2012 for $79,500. Each unit purchased entitled the holder to 1,000 shares, for a total of 10,000 shares, of the Company’s common stock.

On June 28, 2012 and effective August 29, 2012 the Company entered into a trade financing, guaranty and advance agreement that allows to Company to factor purchase orders and accounts receivable up to the total amount of $250,000 and $1,000,000, respectively. The Company will pay a fee equal to 4% for the first 30 days and 1.34% for every ten day thereafter against the face amount of each advance. As of September 14, 2012, the Company had received and repaid purchase order advances of $172,172. As of September 14, 2012, the Company had received and had outstanding accounts receivable advances of $544,922.

On July 26, 2012, the Company was named as a Defendant alleging patent infringement. The Company believes the lawsuit is without merit and is seeking dismissal of the action.

On August 15, 2012, the Company executed an unsecured promissory note to a related party for $121,000 with a related party. The note is due together with any unpaid interest at a rate of 10% per month (120% per annum) on October 15, 2012. In addition, at the date of the note, the Company issued 10,000 shares of the Company’s common stock to the note holder.

On August 23, 2012, the Company entered into an agreement with its former President to modify an existing license agreement with Zorah LLC (“Zorah”), as further detailed in Footnote 1, from an exclusive license to a non-exclusive license. Among other requirements of the agreement, the former President agreed to surrender back to the Company 10,122,000 shares of the Company’s common stock.

In May and June of 2012, two shareholders of the Company provided loans to the Company totaling $40,000. In August 2012, the shareholders forgave the loans as well as a $58,950 loan due by the Company to an entity controlled by the shareholders.

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

Discussion of Acquirer for Accounting Purposes

On March 20, 2012, Crown Dynamics Corp. (“Crown”) and AirWare Holdings, Inc. (“Airware”) executed a share exchange agreement (the “Exchange”) to effectively merge the two entities. Management originally believed that Crown was the accounting acquirer, but upon further review of the facts at the time of the merger and subsequent events, management now believes that based on the analysis under ASC 805-10-55-12 as detailed below that Airware is the accounting acquirer.

ASC 805-10-55-12 states in part that in business combination effected primarily by exchanging equity interest (as is the case in the instant combination) the acquirer usually is the entity that issues the equity interest. However, in some business combinations, commonly called reverse acquisitions, the issuing entity is the acquiree. In our combination, Crown is the entity that issued the equity interest, pursuant to the Exchange.

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

In the instant case, there are facts that would support either party as being the accounting acquirer; however a preponderance of the facts support Airware as the acquirer. Specifically, as follows:

ASC 805-10-55 section 12(a): The relative voting rights in the combined entity after the business combination.

The acquirer usually is the combining entity whose owners as a group retain or receive the largest portion of the voting rights of the combined entity. Here, the Exchange leaves the existing Crown shareholders with 22,725,000 shares and Airware shareholders with 21,844,136 shares before taking into account Airware’s options, warrants and convertible securities. There are no unusual voting arrangements. Airware options and warrants would add another 2,540,000 for Airware. In addition there are convertible notes that would result in issuance of another 6,022,500 shares for Airware. Since all of the warrants and options are “in the money” ultimately the Airware shareholders could have the controlling shares. If all of the options, warrants and notes converted Airware shareholders would have a total of 30,406,636 shares compared to Crown shareholders of 22,725,000.

ASC 805-10-55 section 12(b): The existence of a large minority voting interest in the combined entity if no other owner or organized group of owners has a significant voting interest.

The acquirer usually is the combining entity whose owners or organized group of owners holds the largest minority voting interest in the combined entity.

The officers and Board members of Airware collectively, directly or indirectly, control 15,913,436 shares, when convertible notes are included. The holdings of this group exceed the largest holding of a single shareholder or group of Crown.

ASC 805-10-55 section 12(c): The composition of the governing body of the combined entity.

The acquirer usually is the combining entity whose owners have the ability to elect or appoint or to remove a majority of the members of the governing body of the combined entity.At the time of Exchange, the Board of Directors was composed of three Board Members from the Crown group and three from the Airware group. Airware would have the ability to gain control of the Board as noted in 12(a) and 12(b) above.

ASC 805-10-55 section 12(d): The composition of senior management of the combined entity.

The acquirer usually is the combining entity whose former management dominates the management of the combined entity. At the date of Exchange the management consisted of Steve Aninye as CEO (Crown) and Jeffry Rassas, President (Airware). Steve Aninye resigned from both the Board and as an officer subsequent to the transaction.

ASC 805-10-55 section 12(e): The terms of the exchange of equity interest.

The acquirer usually is the combining entity that pays a premium over the pre-combination fair value of the equity interest of the other combining entity. Crown paid a premium for the equity interest in Airware. Airware fair value at the time of the combination was equal to $.50 per share, taking into account the 2 - 1 exchange. Crown shares were publicly trading at that time for $2.40.

ASC 805-10-55-13 states that, “The acquirer usually is the combining entity whose relative size is significantly larger than that of the other combining entity.”Airware was the larger entity at the time of the transaction.

Based upon this analysis, the preponderance of the facts noted above support management’s conclusion that Airware is the accounting acquirer.

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

Now the Company has non-exclusive rights to Zorah’s Technology for development and distribution worldwide of Zorah’s technologies which include a wireless technology to remotely monitor senior citizens and special needs adults, as well as the development of a transdermal blood sugar monitoring unit, which will allow people to take their blood sugar levels without pricking themselves.

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

Liquidity and Capital Resources

For the Three Months Ended March 31, 2012

During the three months ended March 31, 2012, net cash used in the Company’s operating activities totaled ($118,266). Net cash used in investing activities during the three month period ended March 31, 2012 totaled ($40,000). Financing activities during the three month period ended march 31, 2012 provided an increase in cash of $305,000.For the three month period ended March 31, 2012, the Company’s cash balance increased by $146,734.

At March 31, 2012, the Company had cash of $154,920, accounts receivable of $16,632 and inventory of $121 that comprised the Company’s total current assets totaling $171,673. The Company’s property and equipment at March 31, 2012 had a net book value of $119,449, while the Company’s total assets at March 31, 2012 were $900,083.

At March 31, 2012, the Company had total current liabilities totaling $2,441,601including $503,343 of convertible notes payable to related parties and $440,000 other convertible notes .

At March 31, 2012, the Company had total liabilities of $2,981,263. At the date of the filing the Company has released its new product line and has been successful in securing $1.2 million in purchase orders as of the date of this filing and anticipates a continued increase in the sales efforts of the new product. The company anticipates that it will be able to handle its cash requirements through future sales as well as through future debt and equity funding.

At March 31, 2012, the Company had a stockholders’ deficit totaling $2,081,180.

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2012 versus March 31, 2011

Revenues and Gross Profit (Loss)

The Company’s general and administrative expense for the three months ended March 31, 2012 was $2,166,678 as compared to $135,937 for the three months ended March 31, 2011. The $2,030,741 increase in the 2012 over the 2011expense is primarily the result of stock compensation expense to Company officers of $1,638,369,stock compensation to directors of $220,000 and an increase in officer salaries of $72,381 and increase in professional fees of $66,787. The Company’s interest expense for the three months ended March 31, 2012 was $58,458 compared to $349,946 for the three months ended March 31, 2012. The decrease in interest expense of $291,488 was primarily the result of the reduction in the amount of convertible notes payable from 2011 to 2012.

Going Concern Consideration

Our auditors have issued an opinion on our annual financial statements which includes a statement describing our going concern status. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and meet our other financial obligations. This is because we have not generated any revenues. At the date of this filing we have received approximately $1.2 million in purchased order for our new product and anticipated a continued increase in those orders for the remainder of the year. However,, we must raise capital from sources other than the actual sale of the product. We must raise capital to implement our business plans and stay in business.

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

Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were ineffective as of March 31, 2012 as evidenced by our late and amended filings.

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

Changes In Internal Control and Financial Reporting

Our management, including our chief executive officer and chief financial officer, has also evaluated our internal control over financial reporting. Based on management’s evaluation, our internal control over financial reporting is currently ineffective, as evidenced by our late and amended filings. We are currently reviewing and implementing improvements of the internal controls over financial reporting.

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

On July26, 2012 the Company was named as a Defendant alleging patent infringement. The Company believes the lawsuit is without merit and is seeking dismissal of the action.

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

On March 20, 2012, the Company caused to be issued 21,844,136 newly issued shares in execution of the Exchange Agreement.

2.	Subsequent Issuances:

On June 12, 2012 the Company entered into a Subscription and Purchase Agreement to sell 10 Units of an Original Issue Discount Convertible Debenture for a total of $75,000. The Debentures are redeemable and were redeemed in September, 2012 for $79,500. Each unit purchased entitled the holder to 1,000 shares, for a total of 10,000 shares of the Company’s common stock. The 10,000 shares have been issued.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE.

ITEM 4. MINE SAFETY DISCLOSURES

NONE.

ITEM 5. OTHER INFORMATION

NONE.

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

CROWN DYNAMICS CORP.

Dated: October 25, 2012	/s/ Jeffrey Rassas
By: Jeffrey Rassas
Its: CEO

Dated: October 25, 2012	/s/ John Glassgow
By: John Glassgow
Its: CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: October 25, 2012	/s/ David Dolezal
By: David Dolezal
Its: President and Director

Dated: October 25, 2012	/s/ Jeffrey Rassas
By: Jeffrey Rassas
Its: Director

Dated: October 25, 2012	/s/ Ron Miller, Jr.
By: Ron Miller, Jr.
Its: Director