Form 10-Q/A
period 2012-06-30
CROWN DYNAMICS CORP
filed 2012-10-25
CIK 1500123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 _________

FORM 10-Q/A

_________

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

This form 10-Q/A amends the form 10-Q that was filed on September 14, 2012 to reflect changes in the financial statements resulting from a change in the accounting acquirer to Airware Holdings, Inc. from Crown Dynamics Corp. Consequently, the balance sheet for the year ended December 31, 2011 has been restated to reflect the change from presenting the Balance Sheet of Crown Dynamics, Corp. as the accounting acquirer to the unaudited Balance Sheet of the accounting acquirer, Airware Holdings, Inc.

Further changes have been made to correctly reflect the number of Options and Warrants outstanding, the par value of the stock and the number of shares outstanding.

Lastly, “ITEM 4. CONTROLS AND PROCEDURES” has been amended to reflect that our management, including our chief executive officer and chief financial officer, has included that our internal control over financial reporting is ineffective, as evidenced by our late and amended filings.

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CROWN DYNAMICS CORP.

BALANCE SHEET

AS OF JUNE 30, 2012 AND DECEMBER 31, 2011

	As of	As of
	June 30,	December 31,
	2012	2011
	(Unaudited)	(RESTATED)
ASSETS

Current Assets:
Cash and cash equivalent	$14,111	$ 8,186
Accounts receivable	-	6,814
Deposits	25,000	-
Prepaid expenses	6,612	5,000
Inventory	22,393	2,027
Total current assets	68,116	22,027

Other Assets:
Property and equipment, net	46,595	123,679
Intangible assets, net	334,061	351,134
Notes receivable - related party	-	218,344
Security deposits	2,400	12,303
Total Assets	$451,172	727,487

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable	$1,370,396	$1,115,247
Accrued interest	43,694	17,888
Accrued expenses	179,043	109,305
Notes payable	127,400	-
Notes payable to related parties	-	25,000
Loans payable to shareholders	40,000	-
Convertible notes payable - Current Portions	415,000	410,000
Convertible notes payable to related parties - current portion	658,315	523,480
Total current liabilities	2,833,848	2,200,920
Accrued interest to related parties	11,048	10,235
Notes payable to related party	47,520	275,694
Convertible notes payable - less current portion	100,000	-
Convertible notes payable to related parties, less current portion	5,000	145,000
Total liabilities	2,997,416	2,631,849

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $.0001 per share, 200,000,000 shares authorized; 39,769,609 and 12,835,250 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	3,977	1,284
Additional paid-in capital	9,285,961	7,106,199
Accumulated deficit	(11,836,182)	(9,011,845)
Total stockholders' (deficit)	(2,546,244)	(1,904,362)
Total Liabilities and Stockholders' (Deficit)	$ 451,172	$ 727,487

The accompanying notes to financial statements are an integral part of these financial statements

CROWN DYNAMICS CORP.

STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2012

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011

Revenues, net	$ 909	$ 60,113	$ 14,697	$ 82,822
Cost of products sold	6,958	71,115	12,344	77,192
	(6,049)	(11,002)	2,353	5,630

Operating expenses
General and Administrative	393,767	268,430	2,560,353	404,368
Sales and Marketing	35,713	113,995	89,812	162,581

Total expenses	429,480	382,425	2,650,165	566,949

(Loss) from Operations	(435,529)	(393,427)	(2,647,812)	(561,319)

Other income (expense)
Interest income	2,007	838	2,661	1,629
Interest expense	(55,941)	(31,447)	(114,398)	(381,393)
Induced note conversion expense		(439,771)		(439,771)
Other income	-	1,397	-	30,844
Loss on disposition of property and equipment	(64,238)		(64,238)
Other expense	(550)	-	(550)	(18,671)
Total other income (expense)	(118,722)	(468,983)	(176,525)	(807,362)

Loss before income taxes	(554,251)	(862,410)	(2,824,337)	(1,368,681)

Income tax expense	-	-	-	-

Net (Loss)	$(554,251)	$ (862,410)	$(2,824,337)	$(1,368,681)

Basic and diluted net loss per common share	$ (0.01)	$ (0.08)	$ (0.10)	$ (0.14)

Basic and diluted weighted average common
shares outstanding	39,769,609	10,495,003	28,228,327	9,534,834

The accompanying notes to financial statements are an integral part of these financial statements

CROWN DYNAMICS CORP.

STATEMENTS OF CASHFLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2012

(Unaudited)

	2012	2011
Operating Activities:
Net (loss)	$(2,824,337)	$(1,368,681)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	29,110	36,103
Increase in notes receivable related party for interest earned	(655)	(1,629)
Common stock issued for services	1,898,646	2,500
Assets assumed in recapitalization with Airware Holding, Inc.	(123)	—
Liabilities assumed in recapitalization with Airware Holdings, Inc.	39,806	—
Increase in notes payable issued for services	37,500	—
Amortization of debt discount to related parties	44,639	7,325
Notes payable to officer for compensation and accrued compensation	—	275,694
Reduction in accrued compensation from salary and option forfeitures to related party	—	144,580
Stock options issued for services	—	2,600
Loss on disposition of property and equipment	64,238	—
Induced conversion expense	—	439,771
Interest on notes converted to common stock	—	39,674
Changes in operating assets and liabilities:
Accounts receivable	6,814	(14,734)
Inventory	36,303	9,608
Prepaid expenses	(1,612)	(10,118)
Deposits	(15,097)	—
Accounts payable	255,149	29,696
Accrued interest	25,806	(6,848)
Accrued expenses	69,738	(115,580)
		—
Net cash (used in) operating activities	(334,075)	(530,039)

Investing Activities:
Purchases of property and equipment	(5,000)	—
Notes payable to related parties	(35,000)	(56,400)
Net Cash Provided (used for) Investing Activities	(40,000)	(56,400)

Financing Activities:
Common Stock For Cash	5,000	433,500
Proceeds from convertible note payable to related party	—	145,000
Proceeds from convertible notes payable	105,000	—
Proceeds from convertible debenture - note payable	75,000	—
Proceeds from exercise of warrants	195,000	—
Net Cash Provided by Financing Activities	380,000	578,500
Net (Decrease) Increase in Cash	5,925	(7,939)

Cash - Beginning of Period	8,186	61,972
Cash - End of Period	$14,111	$54,033
Interest paid in cash	$25,000	$25,000
Non-cash investing and financing activities:
Common stock issued for convertible notes	$—	$703,117
Common stock issued for convertible note to related party	$—	$1,140,000
Debt discount on note payable	$10,100	$—
Debt discount on related party note	$—	$38,029
Reduction in note payable related parties by notes reduction in notes receivable officers	$(218,344)	$—

The accompanying notes to financial statements are an integral part of these financial statements

CROWN DYNAMICS CORP.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

1.	Summary of Significant Accounting Policies and Use of Estimates

Basis of Presentation and Organization

Crown Dynamics Corp. (“Crown Dynamics,” Crown or the “Company”) is a Delaware corporation. The Company was incorporated under the laws of the State of Delaware on June 15, 2010.

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

The share exchange has been accounted for as a recapitalization reverse merger between Airware Holdings, Inc. and Crown Dynamics, Corp. Airware is the accounting acquirer and Crown is the accounting acquiree. Consequently, the historical pre-merger financial statements of Airware are now those of the Company. The par value of the stock of Airware of $.001 per share has been adjusted to that of the Company of $.0001 per share with the par value difference of $39,319 charged to paid-in capital. The pre-merger deficit is that of Airware. Crown’s pre-merger accumulated deficit has been charged to paid-in capital. The pre-merger Airware outstanding shares have been adjusted to reflect the exchange, thus reducing the number of outstanding shares at December 31, 2011 from 25,670,000 total shares outstanding, including common and convertible preferred stock, to 12,835,250 shares of common stock. The pre-merger outstanding shares of Crown of 17,725,000 with a par value of $1,772 have been included in the issued and outstanding shares of the Company at June 30, 2012.

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

Revenue Recognition.

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

3.	Accounting Errors Corrections:

The Company’s financial statements included in the previously issued Form 10-Q for the quarterly period ended June 30, 2012 have been restated to correct for the following errors.

In the previous filings, the statements were prepared with management’s conclusion that the reverse capitalization merger, further detailed in Footnote 1, “Summary of Significant Accounting Policies and Use of Estimates,” that Crown Dynamics Corp. was the accounting acquirer. Upon further examination management concluded that its original conclusion was incorrect and that Airware Holdings, Inc. was the accounting acquirer. Accordingly, the financial statements have been restated to reflect the correction of this error. The change to the each item within the financial statements is detailed below in a comparison of the previously issued statements to those restated:

BALANCE SHEET
AS OF DECEMBER 31, 2011
	As Originally		As
	Reported	Error	Restated
ASSETS
Current Assets:
Cash and cash equivalent	$—	$8,186	$8,186
Accounts receivable	—	6,814	6,814
Inventory	—	2,027	2,027
Prepaid expenses	—	5,000	5,000
Total current assets	—	22,027	22,027

Other Assets:
Property and equipment, net	—	123,679	123,679
Intangible assets, net	—	351,134	351,134
Notes receivable - related party	—	218,344	218,344
Security deposits	—	12,303	12,303
Total Assets	$—	$727,487	$727,487

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities:
Accounts payable	$5,000	$1,110,247	$1,115,247
Accrued interest	—	17,888	17,888
Accrued expenses	—	109,305	109,305
Notes payable to related parties	—	25,000	25,000
Convertible notes payable - current portion	—	410,000	410,000
Convertible notes payable to related parties - current portion, net of discount	—	523,480	523,480
Total current liabilities	5,000	2,195,920	2,200,920

Accrued interest to related parties	—	10,235	10,235
Notes payable to related party	—	275,694	275,694
Convertible notes payable to related parties, less current portion	—	145,000	145,000

Total liabilities	5,000	2,626,849	2,631,849

Stockholders' (Deficit):
Common stock, par value $.0001 per share, 200,000,000 shares authorized; 12,835,250 shares issued and outstanding at December 31, 2011	1,650	(366)	1,284
Discount on common stock	(600)	600	—
Additional paid-in capital	54,250	7,051,949	7,106,199
Accumulated deficit	(60,300)	(9,011,845)	(9,011,845)
Total stockholders' (deficit)	(5,000)	(1,959,662)	(1,904,362)
Total Liabilities and Stockholders' (Deficit)	$—	$667,187	$727,487

In the previous filing, general and administrative expenses of $2,312,610 were reported for the 6 month period ended June 30, 2012. The previous filing failed to include the general administrative expenses of Crown the acquiree of $247,743 for the six month period ended June 30, 2012. The revised total of the general and administrative expenses for the 6 months ended June 30, 2012 is $2,560,353.

STATEMENT OF OPERATIONS
AS OF DECEMBER 31, 2011
	As Originally		As
	Reported	Error	Restated

Revenues, net	$14,697	$—	$14,697
Cost of products sold	12,344	—	12,344
	2,353	—	2,353
Operating expenses
General and Administrative	2,312,610	247,743	2,560,353
Sales and Marketing	89,812	—	89,812
Total expenses	2,402,422	247,743	2,650,165
(Loss) from Operations	(2,400,069)	(247,743)	(2,647,812)
Other income (expense)
Interest income	2,661	—	2,661
Interest expense	(114,398)	—	(114,398)
Loss on disposition of property and equipment	(64,238)	—	(64,238)
Other expense	(550)	—	(550)
Total other income (expense)	(176,525)	—	(176,525)

Loss before income taxes	(2,576,594)	(247,743)	(2,824,337)
Income tax expense	—	—	—
Net (Loss)	$(2,576,594)	$(247,743)	$(2,824,337)

Basic and diluted net loss per common share	$(0.09)	$(0.01)	$(0.10)

Basic and diluted weighted average common
shares outstanding	28,228,327	—	28,228,327

4.	Notes Payable

Notes payable consists of the following:

20.00% notes payable, due March 8, 2012, interest payable at maturity, unsecured	$37,500
7.00% note payable due April 4, 2011, interest payments are due annually, unsecured	25,000
24% convertible debenture due September 12, 2012, original issue of $75,000 and redeemable at $79,500 net of unamortized debt discount of $10,100	64,900
$127,400

5.	Loans Payable to Shareholders

Loans payable to shareholders consists of the following:

Non-interest bearing loan due on demand, unsecured	$15,000
Non-interest bearing loan due on demand, unsecured	25,000
$40,000

See “Subsequent Events,” Footnote 16, for additional information.

6.	Convertible Notes Payable:

Convertible notes payable consist of the following:

8.00% notes payable, due dates ranging from August 22, 2012 to March 19,2014, convertible to common stock at $.50 per share, interest payments are due annually, unsecured	$405,000
6.50% note payable, due dates ranging from September 20, 2011 to October 19, 2011, convertible to common stock at $1.00 per share, interest payments are due annually, unsecured	10,000
6.50% note payable, due November 26, 2011, convertible to common stock at $2 per share, interest payments are due annually, unsecured	50,000
6.50% note payable, due date August 31, 2010, convertible to common stock at $10.00 per share, interest payments are due annually, unsecured	$50,000
515,000
Less current portion	(415,000)
100,000

7.	Notes Payable to Related Party:

Notes payable to party of the following:

3.00% note payable, due March 2021, interest due at maturity, unsecured	$47,520

8.	Convertible Notes Payable to Related Parties:

Convertible notes payable to related parties consist of the following:

Dynamics Corp. common stock at $.10 per share, interest payments are due monthly. Debt is secured by substantially all of the assets of Airware Holdings, Inc.	$493, 315
8.00 % note payable due March 15, 2014, convertible to common stock at $.50 per share, interest payments are due annually, unsecured	5,000
8.00 % note payable due August 26, 2012, convertible to common stock at $.50 per share, interest payments are due annually, unsecured	20,000
6.50% note payable, due May 2, 2013 convertible to common stock at $2.00 per share, interest payment is due at maturity, unsecured	$145,000
663,315
Less current portion	(658,315)
5,000

See “Related Party Transactions,” Footnote 9, for additional information.

9.	Related Party Transactions:

As detailed in Footnote 7, “Notes Payable to Related Party,” the Company has notes payable to its President and Board Member, David Dolezal. Certain convertible notes are with parties related to the Company are former officers and significant consultants, as further detailed in Footnote 8, “Convertible Notes Payable to Related Parties.” Certain other related party transactions are detailed in Footnote 14, “Subsequent Events.”

During the 6 month period ended June 30, 2012 the Company reduced notes payable to related parties by $218,344, with notes receivable and the related accrued interest receivable, from its President and Board Member, David Dolezal, and its Chief Executive Officer, Jeffrey Rassas.

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

The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners, customers, landlords, lenders and lessors. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited.

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

On December 1, 2011 the Company entered into employment agreements with its Chief Executive Officer Jeffrey Rassas and its President David Dolezal with annual compensation of $150,000 each. In addition, the agreements provided for options to purchase the Company’s Common Stock for $0.05 per share exercisable over a ten year period. Mr. Rassas and Mr. Dolezal total options under the agreement were 4,585,122 and 9,170,244 of Airware Holdings, Inc. common stock, respectively. The options were to vest at 25% immediately on December 1, 2011 and 25% per each subsequent three month period thereafter. On March 19, 2012 the Company terminated the aforementioned employment agreements, while leaving the annual compensation in place, and replaced the above noted options with the immediate issuance of common stock of 2,292,561 and 4,585,122 shares, the Crown share equivalent to the Airware shares provided for in the options under the agreement, to Mr. Rassas and Mr. Dolezal. The Company has valued the stock issued at $.50 per share for a total value of $1,146,281 and $2,292,561 for Mr. Rassas and Mr. Dolezal, respectively. The Company recognized $855,013 and $783,356 of Mr. Rassas’ and Mr. Dolezal’s total stock award of $1,146,281 and $2,292,561, respectively, as compensation for services for the six month period ended June 30, 2012.

During the six month period and three month period ended June 30, 2012 the Company issued 209,443 and 38,240 shares of the Company’s common stock, respectively, for consulting services. The shares were valued at the cost of the services provided.

On April 11, 2012, the Company issued 52,334 shares of the Company’s common stock in exchange for a convertible note of $25,000 and accrued interest of $1,167.

Under the terms of a Convertible Debenture agreement on June 12, 2012, as further detailed in Footnote 4, “Notes Payable,” the Company issued 10,000 shares of the Company’s common stock.

Warrants:

The balance of warrants outstanding for purchase of the Company’s common stock as of June 30, 2012 are as follows:

Name of Warrants	Common Share Issuable Upon Exercise of Warrants	Exercise Price of Warrants	Date Issued	Expiration Date
Warrants issued under a Unit Purchase Agreement	540,000	$0.50	5/18/2010	5/17/2013
Warrants issued under a Private Placement Memorandum	250,000	$1.00	4/26/2011	4/25/2014
Warrants issued under a Private Placement Memorandum	50,000	$1.00	4/27/2011	4/26/2014
Warrants issued under a Private Placement Memorandum	25,000	$1.00	4/28/2011	4/27/2014
Warrants issued under a Private Placement Memorandum	200,000	$1.00	5/3/2011	5/02/2014
Warrants issued for services	12,500	$0.50	3/23/2012	3/22/2013

During the six month period ended June 30, 2012 the Company issued 12,500 warrants exercisable for $.50 per share for the purchase of the Company’s common stock in exchange for services. The warrants were valued at $.50 per exercisable warrant.

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

The Company has recorded the assets of Crown the acquiree of $123 at book value, the estimated fair value and liabilities of $58,950 at their book value. The $58,950 consists of accounts payable to an entity controlled by a Crown shareholder. See Footnote 14, “Subsequent Events.”

14.	Subsequent Events

On June 28, 2012 and effective August 29, 2012, the Company entered into a trade financing, guaranty and advance agreement that allows to Company to factor purchase orders and accounts receivable up to the total amount of $250,000 and $1,000,000, respectively. The Company will pay a fee equal to 4% for the first 30 days and 1.34% for every ten days thereafter against the face amount of each advance. As of September 14, 2012, the Company had received and repaid purchase order advances of $172,172. As of September 14, 2012, the Company had received and had outstanding accounts receivable advances of $544,922.

On July 26, 2012, the Company was named as a Defendant in a lawsuit alleging patent infringement. The Company believes the lawsuit is without merit and is seeking dismissal of the action.

On August 15, 2012 the Company executed an unsecured promissory note to a related party for $121,000 with a related party. The note is due together with any unpaid interest at a rate of 10% per month (120% per annum) on October 15, 2012. In addition, at the date of the note, the Company issued 10,000 shares of the Company’s common stock to the note holder.

On August 23, 2012 the Company entered into an agreement with its former President to modify an existing license agreement with Zorah LLC (“Zorah”), as further detailed in Footnote 1, “Summary of Significant Accounting Policies and Use of Estimates,”  from an exclusive license to a non-exclusive license. Among other requirements of the agreement, the former President agreed to surrender back to the Company 15,125,000 shares of the Company’s common stock.

In May and June of 2012, two shareholders of the Company provided loans to the Company totaling $40,000. In August 2012, the shareholders forgave the loans as well as the $58,950 due by the Company to an entity controlled by the shareholders.

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

ASC 805-10-55-12 states in part that in business combination effected primarily by exchanging equity interest (as is the case in the instant combination) the acquirer usually is the entity that issues the equity interest. . However, in some business combinations, commonly called reverse acquisitions, the issuing entity is the acquiree. In our combination, Crown is the entity that issued the equity interest, pursuant to the Exchange.

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

In the instant case, there are facts that would support either party as being the accounting acquirer; however a preponderance of the facts supports Airware as the acquirer. Specifically, as follows:

ASC 805-10-55 section 12(a) - The relative voting rights in the combined entity after the business combination.

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

ASC 805-10-55 section 12(b) - The existence of a large minority voting interest in the combined entity if no other owner or organized group of owners has a significant voting interest.

The acquirer usually is the combining entity whose owners or organized group of owners holds the largest minority voting interest in the combined entity.

The officers and Board members of Airware collectively, directly or indirectly, control 15,913,436 shares, when convertible notes are included. The holdings of this group exceed the largest holding of a single shareholder or group of Crown.

ASC 805-10-55 section 12(c) - The composition of the governing body of the combined entity.

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

ASC 805-10-55 section 12(d) - The composition of senior management of the combined entity.

The acquirer usually is the combining entity whose former management dominates the management of the combined entity. At the date of Exchange, the management consisted of Steve Aninye as CEO (Crown) and Jeffry Rassas, President (Airware). Steve Aninye resigned from both the Board and as an officer subsequent to the transaction.

ASC 805-10-55 section 12(e) - The terms of the exchange of equity interest.

The acquirer usually is the combining entity that pays a premium over the pre-combination fair value of the equity interest of the other combining entity. Crown paid a premium for the equity interest in Airware. Airware fair value at the time of the combination was equal to $.50 per share, taking into account the 2 - 1 exchange. Crown shares were publicly trading at that time for $2.40.

ASC 805-10-55-13 states that, “The acquirer usually is the combining entity whose relative size is significantly larger than that of the other combining entity.” Airware was the larger entity at the time of the transaction. Based upon this analysis, the preponderance of the facts noted above support management’s conclusion that Airware is the accounting acquirer.

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

Now, the Company has non-exclusive rights to Zorah’s Technology for development and distribution worldwide of Zorah’s technologies. These technologies include a wireless technology to remotely monitor senior citizens and special needs adults and the development of a transdermal blood sugar monitoring unit, which will allow people to take their blood sugar levels without pricking themselves.

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

Liquidity and Capital Resources

For the Six Months Ended June 30, 2012

During the six months ended June 30, 2012, net cash used in the Company’s operating activities totaled $334,075. Net cash used in investing activities during the six month period ended June 30, 2012 totaled $40,000. Net Cash provided from financing activities was $380,000 for the six month period ended June 30, 2012. For the six month period ended June 30, 2012, the Company’s cash balance decreased during the year by $5,925.

At June 30, 2012, the Company had cash of $14,111, accounts receivable of $25,000 and inventory of $22,393 that comprised the Company’s total current assets totaling $68,116. The Company’s property and equipment at June 30, 2012 had a net book value of $46,595. The Company also had intangible assets totaling $334,061 and security deposits of $2,400 at June 30, 2012, while the Company’s total assets at June 30, 2012 were $ 451,172.

At June 30, 2012, the Company had total current liabilities totaling $2,833,848 including $658,315 in convertible notes payable to related parties.

At June 30, 2012, the Company had total liabilities of $2,997,416. At the date of this filing the Company has released its new product line and has been successful in securing $1.2 million in purchase orders to date and anticipates a continued increase in sales of the new product. The Company anticipates that it will be able to handle its cash requirements through future sales as well as through future debt and equity funding.

RESULTS OF OPERATIONS

For the Six Months Ended June 30, 2012 versus June 30, 2011

Revenues and Gross Profit (Loss)

The Company’s had no induced note conversion expense for the three month ended June 30, 2012 as compared to a $439,771 expense for the three month period ended June 30, 2011. The number of convertible notes available for conversion has decreased for the 2012 period over the 2011 period. The company moved the location of its operations and reduced the amount of office space occupied during the six month period ended June 30, 2012. Consequently much of its office equipment and furniture was disposed of resulting in a loss on disposition of $64,238 compared to no loss for the three month period ended June 30, 2011.

The Company’s general and administrative expense for the six month ended June 30, 2012 was $2,560,353 compared to $404,368 for the six months ended June 30, 2011. The $2,155,985 increase in 2012 over the 2011 expense is primarily the result of stock compensation expense to Company officers of $1,638,369 and stock compensation to directors of $220,000. The Company’s interest expense for the six months ended June 30, 2012 was $114,398 compared to $381,393 for the six months ended June 30, 2011. The decrease in interest expense of $266,995 was primarily the result of the reduction in the amount of convertible notes payable from 2011 to 2012.

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

Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were ineffective as of June 30, 2012.

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

Changes In Internal Control and Financial Reporting

Our management, including our chief executive officer and chief financial officer, has also evaluated our internal control over financial reporting. Based on management’s evaluation our internal control over financial reporting is currently ineffective as evidenced by our late and amended filings. We are currently reviewing and implementing improvements of the internal controls over financial reporting.

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

On April 11, 2012 the Company issued 52,334 shares of the Company’s common stock in exchange for the payment of a $25,000 convertible note and $1,167 of accrued interest.

During the 3 months ended June 30, 2012 the company issued 38,140 shares of the Company’s commons stock in exchange for services.

2.	Subsequent Issuances:

None.

  ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

N/A

ITEM 5. OTHER INFORMATION

1.	Quarterly Events

On May 8, 2012, the Company received a Note Receivable from its Chief Executive Officer, Mr. Rassas, for $21,522 in exchange for periodic cash advances made to Mr. Rassas from December 2011 through March 2012. The note is due on May 7, 2015 with interest accrued at 2% per annum. Accrued interest included in the note on May 8, 2012 of $100 is included in the note receivable balance of $21,522. The portion of the note and accrued interest receivable that reflects advances made as of December 31, 2011 and 2010 have been reflected as notes receivable on the Company’s Balance Sheets as of those dates of $3,823 and $0, respectively. Subsequent to receipt of the note, the Note Receivable was deducted from accrued payroll due to the Officer; thus, repaying the Note Receivable in full.

On May 8, 2012, the Company received a Note Receivable from its President, Mr. Dolezal, for $131,202 in exchange for periodic cash advances made to Mr. Dolezal from December 2009 through March 2012. The note is due on May 7, 2015 with interest accrued at 2% per annum. Accrued interest included in the note on May 8, 2012 of $2,973 is included in the note receivable balance of $131,201. The portion of the note and accrued interest receivable that reflects advances made as of December 31, 2011 and 2010 have been reflected as notes receivable on the Company’s Balance Sheets as of those dates of $110,737 and $0, respectively. Subsequent to receipt of the note, the Note Receivable was deducted against a note payable to the Officer; thus, repaying the Note Receivable in full.

On May 10, 2012, the Company approved a resolution to enter into an Advisory and Consulting Agreement with Anderson Feldman LLC for consulting services for the corporation and that 20,000 shares of restricted common stock be issued as payment pursuant to the Consulting Agreement. Andersen Feldman, LLC shall act as the Company’s Advisor and Consultant in providing certain advisory services related to Company’s development of a private placement, financial forecast, business plan, strategic planning regarding, including but not limited to, capital strategies, strategies with regard to strategic alliances and/or mergers/acquisitions and possible divestitures or sales, and facilitating introductions to financial institutions and accredited investors

On May 10, 2012, the Company approved a resolution that the Company may issue shares of restricted stock in a capital raising effort under Rule 506 of Regulation D, wherein, the amount raised may not to exceed $5,000,000, and the time of the offering may not exceed 12 months. The corporation may take any steps necessary to begin the capital raising process described.

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

Dated:  October 25, 2012

/s/Jeffrey Rassas

By: Jeffrey Rassas

Its: Director

Dated:  October 25, 2012

/s/ David Dolezal

By: David Dolezal

Its: Director

Dated:  October 25, 2012

/s/ Ron Miller, Jr.

By: Ron Miller, Jr.

Its: Director