Form 10-Q/A
period 2012-06-30
CROWN DYNAMICS CORP
filed 2012-10-25
CIK 1500123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 _________

FORM 10-Q/A

_________

Amendment No. 2

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

Lastly, this Amendment No. 2 includes the Principal Officer Certifications as exhibits 31 and 32.

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