Form 10-K
period 2012-09-30
AIRWARE LABS CORP.
filed 2013-01-15
CIK 1500123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the yearly period ended September 30, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

AIRWARE LABS CORP.

(Exact name of small business issuer as specified in its charter)

Delaware	000-54730	98-0665018
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)
8399 E. Indian School Rd., Suite 202 Scottsdale, AZ 85251 (Address of principal executive offices)
(480)-463-4246
(Registrant’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $17,550,000, based upon the price ($2.40) at which the common stock was last sold as of March 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.

As of January 8, 2013, there were 32,694,269 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

Documents Incorporated By Reference:  None

PART I

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Airware Labs Corp. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Annual Report, and unless otherwise noted, the words "we," "our," "us," the "Company," "AIRW," or “Airware” refers to Airware Labs Corp.

ITEM 1.  BUSINESS.

Corporate Background

We were incorporated in Delaware on June 15, 2010 under the name Crown Dynamics Corp. The Company’s original business plan was to develop dental technology.

On January 3, 2012, the Company implemented a 3 for 1 forward stock split of its issued and outstanding shares of common stock to the holders of record. As a result of the split, each holder of record on the record date automatically received two additional shares of the Company’s common stock. The accompanying financial statements and related notes thereto have been adjusted accordingly to reflect this forward stock split.

On January 20, 2012, the Company entered into an Exclusive Technology License Agreement (the “Zorah Exclusive License Agreement”) with Zorah Technology LLC (“Zorah”) and shifted our business focus away from dental technology to greater applications in home medical technology. The Zorah Exclusive License Agreement required a one-time issuance of One Million One Hundred and Twenty-Five Thousand (1,125,000) shares of restricted common stock to Zorah. As a result of the Zorah Exclusive License Agreement, the Company obtained exclusive rights to develop and distribute Zorah’s various technologies, which include a wireless technology to remotely monitor senior citizens and special needs adults and a transdermal blood sugar monitoring unit, which would allow people to take their blood sugar levels without pricking themselves (the “Zorah Technology”).

On March 20, 2012, through an equity exchange agreement (the “Share Exchange”), the Company acquired all of the issued and outstanding stock of Airware Holdings, Inc., a Nevada corporation (“Airware”), in exchange for 21,844,136 shares of the Company’s newly-issued common stock. Airware Holdings, Inc. was formed in February 17, 2010 as a Nevada corporation and is a non-prescription medical products company. Since the Share Exchange, the principal business purpose of the Company has shifted to the development, manufacture and distribution of nasal breathing devices. The Company now targets prospective customers such as compassionate sleeping partners, individuals with allergies and athletic enthusiasts throughout the United States and the United Kingdom.

On August 23, 2012, the Company entered into a Non-Exclusive Technology License Agreement (the “Zorah Non-Exclusive License Agreement”) with Zorah which amended the terms of the Zorah Exclusive License Agreement. The Zorah Non-Exclusive License Agreement required a one-time issuance of Two Hundred Thousand (200,000) shares of restricted common stock in exchange for non-exclusive rights to develop and distribute the Zorah Technology.

Effective on November 9, 2012, the Company’s name was changed from Crown Dynamics Corp. to Airware Labs Corp.

Our principal offices are located at 8399 East Indian School Road, Suite 202, Scottsdale, AZ 85251. Our registered agent for service of process in Delaware is located at 113 Barksdale Professional Center, Newark, DE 19711, and our registered agent is Delaware Intercorp. Our fiscal year end is September 30.

All references to “we,” “us,” “our,” “Airware,” “Airware Labs,” or similar terms used in this Annual Report refer to Airware Labs Corp.

Business Summary

To date, we primarily engage in the development, manufacture and distribution of nasal breathing devices. The Company has a portfolio of patents all related to the nasal dilator-breathing device and its use as a primary delivery mechanism through the nasal passage of therapeutic essential oils. The Company targets prospective customers such as compassionate sleeping partners, individuals with allergies, and athletic enthusiasts throughout the United States and the United Kingdom. The Company utilizes information and current studies in the development and manufacture of our products in order to help promote the health benefits of improved breathing, particularly information regarding breathing and its impact on the human body, the effects of environmental factors, and the potential benefits provided by the strategic use of therapeutic essential oils. The Company is supported by a selective group of highly experienced doctors, engineers and scientists who provide advice and information on research topics relevant to the Company’s business purpose.

Business Plan

Airware Labs is a leader in innovative breathing technology solutions and consumer product offerings that enhance life, health, the wellbeing of people, and promote good breathing. The developing line of our breathing products addresses a wide range of issues, including sleeping disorders, headaches, nausea, congestion, allergies, snoring, and travel-related illnesses. Using the latest in cutting-edge technology and equipment, and advised by physicians, engineers and scientists, the materials, services, and products of Airware Labs are designed as educational tools and products for the general public. Airware products and services, such as AIR® by Airware Labs, provide consumers around the world with safe and effective methods to control their own personal environment. AIR® filter products contain 3M filters for allergy sufferers and for mass-transit travelers. Other AIR® products help with congestion, insomnia, headaches, nausea and snoring.

Airware Labs maintains an efficient and economic corporate structure, outsourcing manufacturing and distribution through key strategic partnerships. Airware manufactures all products in China through an exclusive partnership with a factory that only manufactures Airware products. Airware’s corporate headquarters are located in Scottsdale, Arizona and house the management, sales and marketing teams.

In April of 2012 Airware entered into a strategic partnership with Quest Products, Inc. (“Quest”), whereby Quest will promote and distribute the entire AIR® product line. Quest Products, Inc. (www.questproductsinc.com) provides turnkey solutions to Consumer Products Group (“CPG”) companies  looking to develop their product's distribution and sales to all classes of trade. Quest works with varying sizes of CPG companies, from inventors and entrepreneurs beginning start-up brands, to large industry leading CPG manufacturers looking to expand their reach. Quest's unique core competencies allow them to create turnkey solutions and drive new and incremental opportunities in sales for their client partners. Quest's sales team works with food, drug, and mass retailers across the USA and Canada, including Wal-Mart, Target, CVS, and Walgreens. Quest was listed as one of the fastest growing companies four years in a row by INC. Magazine.

In June of 2012 Quest secured orders from many regional and national grocery and drug chains to carry several of the AIR® products. Additionally Quest was successful in placing the AIR® product line with all of the largest online retailers, including Walgreens.com, Amazon.com, Drugstore.com, Target.com and more. Airware and Quest continue to increase product placement and expect to expand into Canada in the Fall Season of 2013. Airware has plans to implement an online marketing program to provide increased visibility to the AIR® product line, clinical studies and traffic to retail partners. Airware plans on recruiting and hiring a marketing veteran to assume the position of Chief Marketing Officer to lead this online rollout, which includes social media, affiliate marketing, search and content.

Business Opportunity & Product Solutions

Breathing is the most important of basic human functions and accounts for 70% of the body's waste removal. The 21,600 breaths taken by people daily are all opportunities to impact overall health as unobstructed nasal breathing increases oxygen intake, promotes detoxification and helps with cellular rejuvenation.

According to the research study conducted by Kline & Company in November 2011, the market for natural remedies has grown at a CAGR of 5.9% per year from 2009 to 2011. Information from the press release also detailed that 40% of consumers were using more natural over-the-counter (OTC'S) than they had in the year previously, at the time of the 2011 report. It further indicated that the market is set to maintain healthy growth rates over the next few years and is projected to reach more than $700 million by 2016.

Despite the general economic downturn, consumers continue to demonstrate their interest in and demand for natural ways to improve their health. As such, with an entire line of AIR® products now ready to launch, Airware sees a great business opportunity to pursue such business based on vendor demand and the following facts and the associated AIR® solution:

  Americans currently spend over $34 billion annually on alternative medicine
  25% of the population suffers from allergies, spending $5.6 billion annually for medications that treat rather than prevent allergens from entering the system (AIR® Allergy)
  $4 billion spent annually for OTC cough/cold medicines, many of which have unpleasant side effects (AIR® Decongest)
  Sleep deprivation is a serious and rampant problem, demonstrated by the expected annual sales of OTC sleep aids reaching or exceeding $759 million annually by 2013. People who sleep less than 6 hours per night have a 70% higher mortality rate than those sleeping 7-8 hours (AIR® Breathe, AIR® Sleep/Snore)
  45% of the population snores, creating a demand for an effective solution to this widespread problem (AIR® Breathe, AIR® *Sleep/Snore)
  The sale of sport's related supplements is rapidly on the rise, growing 22% in 2011, and expected to reach $3.6 million this year (AIR® Sport)
  The sale of nasal strips exceeded $100 million in 2011, though strips are less effective and not remotely discreet (AIR® Breathe)
  Recent marketing efforts to promote nasal strips as a lifestyle choice to improve breathing, sleep and overall well-being indicate a need for this type of product for mainstream consumers (AIR® Breathe)
  1.9 billion airline trips are taken every year, and airplane cabin air is thought to be a notoriously unhealthy breeding ground for bacteria and viruses. At this time, the only available solution is an uncomfortable, unsightly facemask. The 2003 SARS outbreak demonstrated widespread exposure as far as 7 rows away from an infected individual (AIR® Travel)

 The AIR nasal dilator is made from FDA-approved, latex-free/adhesive-free hypoallergenic medical grade material and has passed both Cytotoxicity and an intracutaneous reactivity testing. The product is discreet, positioning on the inner nose, just at the nostrils edge, gently lifting and supporting the nasal valve passages, opening airways. Unlike nasal strips, whose sales exceeded $100M in 2011, the AIR product with its 20 patents can be worn all day and night in comfort, without altering appearance.

Two Airware Labs products, AIR® Allergy and AIR® Travel, are manufactured with 3M's Filtration Media. The two products, which are the only of their kind in the marketplace, offer a higher level of efficacy due to this strategic inclusion of the 3M filters. AIR® Allergy with 3M Filtration Media and AIR® Travel with 3M Filtration Media capture a larger number, and smaller size of particles, preventing them from entering the body. This in turn helps with the prevention of allergy symptoms and infection gained through travel-borne illnesses. AIR® Allergy and AIR® Travel are the only pro-active, non-medical products available to mass consumers that contain a 3M Filter. This filter helps with preventing the introduction of allergy causing contaminants, which is the most effective way to decrease symptoms such as runny nose and sneezing. The product is worn discreetly inside the nose, allowing day use in addition to night.

Our 3M™ Air Filter Media is uniquely constructed of permanently charged engineered fibers. These high permanent electrostatic charges allow the fibers to better capture and hold sub-micron particles, allowing particles to be effectively captured throughout the depth of the media, rather than only on the upstream surface, creating a filter that captures both a smaller sized particle, as well as an increase in the number of particles collected. The use of this filter technology in the AIR® Allergy and AIR® Travel products is the first use of the technology in this format.

Products

We have developed the following four product lines, which are described in detail below:

•	Breathe Products
•	Filters Products
•	Essentials Products
•	Sport Products

BREATHE PRODUCTS

AIR Breathe is a globally patented FDA exempt Class 1 medical device, made from soft, medical-grade material. Air BREATHE is an adhesive-free nasal breathing aid that provides instant relief for congestion and snoring caused by nasal constriction. AIR fits comfortably and discreetly inside the nose, opening the nasal valve, and increasing airflow up to 40%. This breakthrough breathing technology is designed to allow consumers to take advantage of their powerful nasal system for optimal health.

Air Breathe

Experience the benefits of better breathing with Air BREATHE:

  Increases airflow 38% more than nasal strips
  Drug-free, adhesive-free
  Instantly relieves nasal congestion
  Clinically proven to reduce snoring
  Discreet enough for daytime use
  Soft, comfortable, and nearly invisible
  Latex-Free

FILTERS PRODUCTS

AIR Filters (Allergy and Travel) provide the enhanced breathing provided by AIR Breathe with an innovative 3M Filter. This discreet, personal nasal filter traps allergens and other airborne contaminants, such as bacteria and viruses, without reducing airflow.

Air Allergy

Air Allergy is a discreet personal filter that helps protect you from irritating airborne allergens. Air Allergy fits just inside the nose and uses filtration media from 3M to help stop allergens before they enter your system. Air Allergy is also lightly infused with a blend of premium therapeutic essential oils that is shown to help reduce the symptoms associated with allergies.

Breathe better. Feel better with Air Allergy:

  Helps block airborne allergens like pollen, dust and pet dander
  Filtration media from 3M
  Easy to breathe through
  Drug-free
  Infused with an essential oil blend designed to reduce allergy symptoms
  Soft, comfortable and discreet
  Latex-Free

Air Travel

Air Travel is a discreet personal filter that helps protect you from inhaling the bacteria and viruses commonly found in airplanes, trains and other forms of mass transit. Air Travel fits just inside the nose and uses filtration media from 3M to put a barrier between you and airborne germs. Air Travel is also lightly infused with a blend of premium essential oils that is shown to help provide antimicrobial protection.

Relax and enjoy the ride with Air Travel:

  Helps reduce the inhalation of common bacteria and viruses
  Filtration media from 3M
  Easy to breathe through
  Soft, comfortable and discreet
  Individually wrapped and easy to pack
  Latex-Free

ESSENTIALS PRODUCTS

AIR Essentials (Sleep/Snore, Nausea, Headache and Decongest) are infused with therapeutic essential oils specifically formulated to provide drug-free relief to common ailments and increase athletic performance.

Sleep/Snore

Air Essentials Sleep/Snore provides instant, drug-free relief for congestion and snoring caused by nasal constriction. It fits discreetly and comfortably just inside the nose to gently open nasal passages and increase airflow 38% more than nasal strips. Air Essentials Sleep/Snore is also infused with a calming lavender essential oil blend that is shown to help reduce congestion and promote restful sleep.

Breathe better. Sleep better with Air Essentials Sleep/Snore:

  Clinically proven to increase airflow 38% more than nasal strips
  Instantly relieves nasal congestion
  Clinically proven to reduce snoring
  Infused with a calming lavender essential-oil blend
  Drug-free and adhesive-free
  Soft, comfortable and discreet
  Latex-Free

Nausea

Air Essentials Nausea provides fast, drug-free relief for a queasy stomach. By gently opening your nasal passages, Air Essentials Nausea naturally increases airflow, helping reduce queasiness and calm nausea. Air Essentials Nausea is also infused with a soothing ginger essential oil blend that is shown to help ease motion and altitude sickness, and reduce vomiting.

Breathe better. Feel better with Air Essentials Nausea:

  Clinically proven to increase airflow 38% more than nasal strips
  Fast-acting and convenient
  An effective, non-drowsy alternative to nausea medications
  Infused with a soothing ginger essential-oil blend
  Fits just inside the nose. Soft, comfortable and discreet
  Latex-Free

Headache

Air Essentials Headache provides fast, drug-free relief for headaches. By gently opening your nasal passages, Air Essentials Headache naturally increases airflow to help reduce stress and manage pain quickly. Air Essentials Headache is also infused with a soothing peppermint essential oil blend that is shown to help reduce headache pain.

Breathe better. Feel better with Air Essentials Headache:

  Clinically proven to increase airflow 38% more than nasal strips
  Fast-acting and convenient
  Aspirin- and Acetaminophen-Free
  Infused with a soothing peppermint essential-oil blend
  Fits just inside the nose. Soft, comfortable and discreet
  Latex-Free

Decongest

Air Essentials Decongest provides instant, drug-free relief for congestion caused by colds or allergies. It fits discreetly in the nose to gently open nasal passages and increase airflow 38% more than nasal strips. Air Essentials Decongest is also infused with a soothing eucalyptus essential oil blend that is shown to help reduce congestion from colds and allergies.

Breathe better. Feel better with Air Essentials Decongest:

  Clinically proven to increase airflow 38% more than nasal strips
  Instantly helps reduce congestion
  Drug-free
  Discreet enough for daytime use
  Clinically proven to reduce snoring
  Soft, comfortable and nearly invisible
  Latex-Free

SPORT PRODUCTS

Air Sport is infused with therapeutic essential oils specifically formulated to provide drug-free relief to common ailments and increase athletic performance.

Air Sport

Air Sport is a performance enhancing breathing aid that dramatically increases oxygen to fuel every cell in your body. Air Sport fits discreetly in the nose to gently open nasal passages and increase airflow 38% more than nasal strips. Air Sport is also infused with an energizing blend of premium essential oils to support a focused, intense, pumped up workout.

Fuel your body. Fuel your workout with Air Sport:

  Dramatically increases oxygen intake and nitric oxide production
  Improved endurance, muscle strength and vascularity
  Clinically proven to increase airflow 38% more than nasal strips
  Infused with a scientific blend of citrus and peppermint essential oils
  Speeds up metabolism to aid in weight loss
  Caffeine-free & drug-free
  Latex-Free

Competition

Our potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical companies, and generic drug companies that offer products similar to ours. Many of our potential competitors have substantially greater financial, technical, and human resources than we do, as well as greater experience in the discovery and development of products and the commercialization of those products. Our competitors’ products may be more effective, or more effectively marketed and sold, than any products we may commercialize and may render our products obsolete or non-competitive before we can recover the expenses of their development and commercialization. We anticipate that we will face intense and increasing competition as new products enter the market and advanced technologies become available. However, we believe that our products offer key potential advantages over competitive products that could enable our products to capture meaningful market share from our competitors.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549. You can obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal offices are located at 8399 E. Indian School Rd., Suite 202, Scottsdale, AZ 85251. We currently rent this space for approximately $2400 per month. We believe that this space is adequate for our current and immediately foreseeable operating needs.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, the Company may become subject to various legal proceedings that are incidental to the ordinary conduct of its business. Although the Company cannot accurately predict the amount of any liability that may ultimately arise with respect to any of these matters, it makes provision for potential liabilities when it deems them probable and reasonably estimable. These provisions are based on current information and legal advice and may be adjusted from time to time according to developments.

On November 7, 2011 Airware Holdings, Inc. was named as a defendant in a lawsuit alleging a default on a note payable of $50,000 plus accrued interest. The note and accrued interest are reflected in the Company’s Balance Sheets as of September 30, 2012 and 2011.  The  Company is working towards settling the litigation.

On December 27, 2011, Airware Holdings, Inc. was named as a defendant in a lawsuit alleging a default on two notes payable totaling $75,000 plus accrued interest. The notes and accrued interest are reflected in the Company’s Balance Sheets as of September 30, 2012 and 2011.  The Company has reached an agreement with the parties and is working towards settling the litigation.

On July 26, 2012, the Company was named as a Defendant alleging patent infringement. The Company believes the lawsuit is without merit and is seeking dismissal of the action.

Other than the foregoing, we know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is currently quoted on the OTC Bulletin Board. Our common stock has been quoted on the OTC Bulletin Board since November 3, 2011 under the symbol “CDYY.OB.” On November 9, 2012, our symbol was changed to “AIRW.OB” to reflect the Company’s name change. Because we are quoted on the OTC Bulletin Board, our common stock may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if it were listed on a national securities exchange.

The following table sets forth the high and low bid prices for our Common Stock per quarter as reported by the OTC Bulletin Board for the quarterly periods indicated below since we began trading in 2012, based on our fiscal year end September 30. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

Fiscal Quarter	High	Low
First Quarter (Oct. 1, 2012 – Dec. 31, 2012)	1.01	0.25
Fourth Quarter (Jul. 1, 2012 – Sept. 30, 2012)	1.35	0.35
Third Quarter (Apr. 1, 2012 – Jun. 30, 2012)	2.50	0.81
Second Quarter (Jan. 1, 2012 – Mar. 31, 2012)	2.46	1.05

Record Holders

As of January 8, 2013, there were 32,694,269 common shares issued and outstanding, which were held by 121 stockholders of record.

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

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Total revenue for the years ended September 30, 2012 and 2011 was $892,187 and $47,984, respectively. Operating expenses in the year ended September 30, 2012 amounted to $4,255,785 as compared to $2,160,532 for the year ended September 30, 2011. The increase in expenses is a result of an increase of $2,030,024 in Payroll expenses, which was $3,110,127 for the year ended September 30, 2012 as opposed to only $1,080,103 for the year ended September 30, 2011. Increase in payroll expenses was primarily due to stock compensation paid to Officers of the Company.

The net loss for the year ended September 30, 2012 was $4,087,714 as compared to $3,016,198 for the year ended September 30, 2011.

Liquidity and Capital Resources

Our balance sheet as at September 30, 2012 reflects $1,400 in cash and cash equivalents. We intend to raise the balance of our cash requirements for the next 12 months (approximately $5,000,000) from private placements or a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through future capital-raising efforts, we may review other financing possibilities such as bank loans. At this time, our Company does not have a commitment from any broker/dealer to provide financing. There is no assurance that any financing will be available or if available, on terms that will be acceptable.

Cash Flow from Operating Activities

During the year ended September 30, 2012, the Company used $996,175 in cash for operating activities compared with $744,021 for the year ended September 30, 2011. The increase in cash used for operating activities is primarily due to an increase in shares issued for services.

Cash Flow from Investing Activities

During the years ended September 30, 2012 and 2011, the Company used $94,875 and $78,017 in cash for investing activities, respectively. The increase in cash used for investing activities is primarily due to an increase in purchases of property and equipment.

Cash Flow from Financing Activities

During the year ended September 30, 2012, the Company received $870,433 in cash from financing activities. This consisted of $308,500 in net financing from notes payable, $325,000 in proceeds from the exercise of warrants, $5,000 in proceeds from the issuance of stock for cash and $231,933 in net proceeds from factoring accounts payable and accounts receivable. This compares with $978,000 during the year ended September 30, 2011 which was from issuance of stock for cash of $496,000 and net proceeds from notes payable of $482,000.

Lack of Insurance

The Company currently has no insurance in force for its office facilities and operations and it cannot be certain that it can cover the risks associated with such lack of insurance or that it will be able to obtain and/or maintain insurance to cover these risks at economically feasible premiums.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AIRWARE LABS CORP.

INDEX TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

of Airware Labs Corp.:

We have audited the accompanying balance sheet of Airware Labs Corp. as of September 30, 2012, and the related statement of operations, stockholders’ equity (deficit), and cash flows for the year ended September 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Airware Labs Corp. as of September 30, 2011, were audited by other auditors whose report dated June 1, 2012, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Airware Labs Corp. as of September 30, 2012, and the results of its operations and its cash flows for the year ended September 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations since inception and requires additional funds for future operating activities that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

Weinberg & Baer LLC

Baltimore, Maryland

January 15, 2013

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

AirWare Holdings, Inc.

We have audited the accompanying balance sheet of AirWare Holdings, Inc. as of September 30, 2011 and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AirWare Holdings, Inc. at September 30, 2011, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations since inception and requires additional funds for future operating activities that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Certified Public Accountants

Phoenix, Arizona

June 1, 2012

AIRWARE LABS CORP.

(FORMERLY CROWN DYNAMICS CORP.)

BALANCE SHEETS

AS OF SEPTEMBER 30, 2012 AND SEPTEMBER 30, 2012

	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$1,400	$192,017
Accounts receivable	611,370	—
Inventory	11,630	3,600
Prepaid expenses	31,991	10,000
Total current assets	756,391	205,617
Other Assets:
Property and equipment, net	24,928	101,743
Intangible assets, net	325,463	359,731
Notes receivable - related party	—	144,303
Deposits	32,400	12,303
Total Assets	$1,139,182	$823,697
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities:
Accounts payable	$1,535,245	$1,148,298
Accrued interest	75,246	9,452
Accrued expenses	166,921	70,534
Factored amounts payable	231,933	—
Notes payable	62,500	25,000
Notes payable to related parties, net of discount	119,500	—
Convertible notes payable - current portion	415,000	440,000
Convertible notes payable to related parties - current portion, net of discount	665,000	481,971
Total current liabilities	3,271,345	2,175,255
Accrued interest to related parties	317	6,502
Notes payable to officer	47,520	275,694
Convertible notes payable, less current portion	100,000	—
Convertible notes payable to related parties, less current portion	5,000	145,000
Total liabilities	3,424,182	2,602,451
Commitments and Contingencies
Stockholders' (Deficit):
Common stock, par value $.0001 per share, 200,000,000 and 200,000,000 shares authorized; 30,180,979 and 11,465,750 shares issued and outstanding at September 30, 2012 and 2011, respectively	3,018	1,146
Additional paid-in capital	9,357,853	5,807,200
Obligation to issue equity	28,943	—
Accumulated (deficit)	(11,674,814)	(7,587,100)
Total stockholders' (deficit)	(2,285,000)	(1,778,754)
Total Liabilities and Stockholders' (Deficit)	$1,139,182	$823,697

 The accompanying notes are an integral part of these financial statements

AIRWARE LABS CORP.

(FORMERLY CROWN DYNAMICS CORP.)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

	2012	2011
Revenues, net	$892,187	$47,984
Cost of products sold	417,781	104,398
Obsolete inventory charges	—	3,750
Gross profit	474,406	(60,164)
Operating expenses
General and administrative	4,103,167	1,801,506
Sales and marketing	152,618	359,026
Total expenses	4,255,785	2,160,532
(Loss) from operations	(3,781,379)	(2,220,696)
Other income (expense)
Interest income	3,017	3,125
Forgiveness of debt	98,950	144,462
Induced note conversion expense	—	(439,991)
Interest expense	(270,852)	(486,498)
Loss on disposition of property and equipment	(64,238)	—
Loss on impairment of intangible assets	(72,800)	—
Other income	141	2,071
Other expense	(553)	(18,671)
Total other income (expense)	(306,335)	(795,502)
(Loss) before income taxes	(4,087,714)	(3,016,198)
Income tax expense	—	—
Net (loss)	$(4,087,714)	$(3,016,198)
Basic and diluted net (loss) per common share	$(0.16)	$(0.36)
Basic and diluted weighted average common shares outstanding	25,092,523	8,454,988

The accompanying notes are an integral part of these financial statements.

AIRWARE LABS CORP.

(FORMERLY CROWN DYNAMICS CORP.)

STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

				Additional	Obligation
	Common Stock			Paid-in	To Issue	Accumulated
	Shares		Amount	Capital	Equity	(Deficit)	Total
Balance at October 1, 2010	6,279,060		$628	$1,816,644	$-	$(4,570,902)	$(2,753,630)
Issuance of stock and warrants for cash	992,000		99	495,901	-	-	496,000
Exchange of shares for interest expense	34,220		3	17,108	-	-	17,111
Shares issued for conversion of notes payable	3,706,233		371	1,852,746	-	-	1,853,117
Inducement expenses for conversion of notes payable	-		-	439,991	-	-	439,991
Stock forfeited by former employee	(225,000)		(23)	(14,040)	-	-	(14,063)
Exchange of shares for services	679,237		68	1,021,584	-	-	1,021,652
Fair value of options issued in conjunction with settlement	-		-	2,600	-	-	2,600
Fair value of warrants issued for loan modification	-		-	64,166	-	-	64,166
Stock options issued for services	-		-	110,500	-	-	110,500
Net (loss)	-		-	-	-	(3,016,198)	(3,016,198)
Balance at September 30, 2011	11,465,750		1,146	5,807,200	-	(7,587,100)	(1,778,754)
Recapitalization due to reverse merger with Crown Dynamics Corp.	17,725,000		1,773	(41,456)	-	-	(39,683)
Issuance of stock for cash	10,000		1	4,999	-	-	5,000
Exchange of shares for services	705,213		71	244,480	28,943	-	273,494
Stock-based compensation expense	6,877,683		688	2,756,069	-	-	2,756,757
Exercise of warrants	3,250,000		325	324,675	-	-	325,000
Exchange of shares for interest expense	2,333		-	1,167	-	-	1,167
Shares issued for conversion of notes payable	60,000		6	29,994	-	-	30,000
Shares issued for non-exclusive license	200,000		20	72,780	-	-	72,800
Shares issued for financing expense	10,000		1	10,099	-	-	10,100
Discount of convertible notes	-		-	32,500	-	-	32,500
Stock options issued for services	-		-	66,500	-	-	66,500
Stock returned to treasury	(10,125,000)		(1,013)	1,013	-	-	-
Fair value of warrants issued for loan modification	-		-	47,833	-	-	47,833
Net (loss)	-		-	-	-	(4,087,714)	(4,087,714)
Balance at September 30, 2012	30,180,979	$	$ 3,018	$9,357,853	$28,943	$(11,674,814)	$(2,285,000)

The accompanying notes are an integral part of these financial statements.

AIRWARE LABS CORP.

(FORMERLY CROWN DYNAMICS CORP.)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

	2012	2011
Operating Activities:
Net (loss)	$(4,087,714)	$(3,016,198)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	60,954	75,665
Common stock issued/obligated for services	3,030,251	905,304
Options and warrants issued for services	66,500	113,050
Loss on disposition of property and equipment	64,238	—
Loss on impairment of intangible assets	72,800	—
Stock issued for settlement	—	116,398
Interest expense from amortization of debt discount	126,962	342,648
Compensation reduced through forfeiture of common stock	—	(14,063)
Induced conversion expense	—	439,991
Stock issued for interest expense	—	137
Interest income on officer note receivable added to note balance	(2,982)	(3,107)
Stock issued for payment of interest on convertible notes	1,167	61,688
Notes payable to officer for compensation and accrued compensation	—	275,694
Capitalized interest on convertible notes	—	3,521
Forgiveness of debt	(98,950)	(144,462)
Inventory write-off	—	3,750
Changes in operating assets and liabilities:
Accounts receivable	(611,370)	36,734
Inventory	(8,030)	9,361
Prepaid expenses	(121,991)	(575)
Deposits	(20,097)	—
Accounts payable	406,091	100,953
Accrued interest	59,609	6,502
Accrued expenses	96,387	(57,012)
Net Cash (Used in) Operating Activities	(966,175)	(744,021)
Investing Activities:
Purchases of property and equipment	(19,786)	(1,515)
Proceeds from disposition of property and equipment	5,800	—
Notes receivable from related parties	(80,889)	(76,502)
Net Cash (Used in) Investing Activities	(94,875)	(78,017)

AIRWARE LABS CORP.

(FORMERLY CROWN DYNAMICS CORP.)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

(CONTINUED)

Financing Activities:
Stock issued for cash	5,000	496,000
Proceeds from notes payable to related parties	161,000	155,000
Proceeds from convertible notes payable	185,000	377,000
Repayment of convertible notes payable	(75,000)	(50,000)
Proceeds from notes payable	37,500	—
Proceeds from factored accounts receivable	418,936	—
Repayment of factored accounts receivable note	(187,003)	—
Proceeds from exercise of warrants	325,000	—
Net Cash Provided by Financing Activities	870,433	978,000
Net (Decrease) Increase in Cash	(190,617)	155,962
Cash - Beginning of Year	192,017	36,055
Cash - End of Year	$1,400	$192,017
Supplemental disclosure of cash flow information:
Interest paid in cash	$65,783	$91,500
Non-cash investing and financing activities:
Stock issued for convertible notes	40,100	658,402
Stock issued for convertible note to related party	—	1,150,000
Debt discount on note payable, related party	6,000	38,029
Stock issued for non-exclusive license	72,800	—
Warrants issued to related party for convertible note modification	45,833	64,167
Offsetting of notes receivable - officers and notes payable - officers	228,174	—
Recapitalization due to reverse merger with Crown Dynamics Corp.	39,683	—
Stock returned to treasury	1,013	—

 The accompanying notes are an integral part of these financial statements.

AIRWARE LABS CORP.

(FORMERLY CROWN DYNAMICS CORP.)

NOTES TO FINANCIAL STATEMENTS

1.       Summary of Significant Accounting Policies and Use of Estimates

Basis of Presentation and Organization

Airware Labs Corp. (“Airware Labs” or the “Company”), formerly Crown Dynamics Corp., is a Delaware corporation. The Company was incorporated under the laws of the State of Delaware on June 15, 2010. On October 26, 2012, the Articles of Incorporation were amended to reflect a name change to Airware Labs Corp. On November 13, 2012, the Board approved a change in fiscal year end from December 31 to September 30.

On March 20, 2012, through an equity exchange agreement, the Company acquired all of the issued and outstanding stock of Airware Holdings, Inc., a Nevada corporation (“Airware”), in exchange for 21,844,136 shares of the Company’s newly-issued common stock. Airware Holdings, Inc. was formed in February 2010 and is a non-prescription medical products company. The principal business purpose of the Company is to develop, manufacture and distribute nasal breathing devices. The Company targets prospective customers such as compassionate sleeping partners, individuals with allergies and athletic enthusiasts throughout the United States and the United Kingdom.

The share exchange has been accounted for as a recapitalization reverse merger between Airware Holdings, Inc. and Airware Labs Corp. Airware Holdings, Inc. is the accounting acquirer and Airware Labs Corp. is the accounting acquiree. Consequently, the historical pre-merger financial statements of Airware Holdings, Inc. are now those of the Company. The par value of the stock of Airware Holdings, Inc. of $.001 per share has been adjusted to that of the Company of $.0001 per share with the par value difference of $41,504 charged to paid-in capital. The pre-merger deficit is that of Airware Holdings, Inc. Airware Labs Corp’s pre-merger accumulated deficit has been charged to paid-in capital. The pre-merger Airware Holdings, Inc. outstanding shares have been adjusted to reflect the exchange, thus reducing the number of outstanding shares at September 30, 2011 from 22,931,500 total shares outstanding, including common and convertible preferred stock, to 11,465,750 shares of common stock. The pre-merger outstanding shares of Airware Labs Corp. of 17,725,000 with a par value of $1,773 were included in the issued and outstanding shares of the Company at the date of the merger.

The Company has included the Airware Labs Corp. operations from the date of merger, March 20, 2012, in its Statement of Operations and Statement of Cash Flows for the year ended September 30, 2012.

Since the transaction is considered a reorganization and recapitalization, the guidance in ASC 805-10-15 does not apply for purposes of presenting pro-forma financial information.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. Significant estimates of the Company include accounting for depreciation and amortization, recoverability of intangible assets, deferred income taxes, accruals and contingencies, the imputed interest rate of the note payable to related party and the fair value of common and preferred stock, and the estimated fair value of stock options and warrants.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a remaining maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company follows the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense based on a review of the individual accounts outstanding and the Company’s prior history of uncollectible accounts receivable. As of September 30, 2012 and 2011, no allowance was established for potentially uncollectible accounts receivable as none was deemed necessary. During the years ended September 30, 2012 and 2011, the Company had no write-offs of receivables. The Company’s policy is to record finance charges on outstanding delinquent accounts receivable only if they are collected. Accounts receivable are generally unsecured.

On June 28, 2012, and effective August 29, 2012, the Company entered into a trade financing, guaranty and advance agreement that allows the Company to factor purchase orders and accounts receivable up to the total amounts of $250,000 and $1,000,000, respectively. The Company will pay a fee equal to 4% for the first 30 days and 1.34% for every ten days thereafter against the face amount of each purchase order advance. The Company will pay a fee equal to 1.75% for the first 30 days and 0.875% for every fifteen days thereafter against the face amount of each accounts receivable advance. Factoring advance amounts are secured by substantially all assets of the Company. As of September 30, 2012, the Company had amounts payable for factoring of $231,933.

Inventory

Inventory is held by a third party and consists of finished goods and is stated at the lower of cost, determined by the first-in, first-out method, or market. Inventories are determined by physical counts.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided for on the straight-line method, over the estimated useful lives of the assets. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Betterments or renewals are capitalized when incurred. Production molds owned by the Company are capitalized and are included in manufacturing equipment. Pre-production design and development costs are expensed as incurred. Depreciation expense for the years ended September 30, 2012 and 2011 amounted to $26,563 and $41,274, respectively.

The estimated useful lives of property and equipment are:

Manufacturing equipment	3 years
Office furniture and equipment	5-7 years

Intangible Assets

Intangible assets consist of patent and intellectual property and are amortized over the period that the Company believes best reflects the period in which the economic benefits will be consumed. The Company evaluates intangible assets with definite lives for recoverability when events or circumstances indicate that these assets might be impaired. The Company tests those assets for impairment by comparing their respective carrying values to estimates of the sum of the undiscounted future net cash flows expected to result from the assets. If the carrying amount of an asset exceeds the sum of the undiscounted net cash flows expected from that asset, the Company recognizes an impairment loss based on the amount by which the carrying value exceeds the fair value of the asset. Loss on impairment of intangible assets for the years ended September 30, 2012 and 2011 totaled $72,800 and $0, respectively. Amortization expense for the years ended September 30, 2012 and 2011 amounted to $34,391 and $34,391 respectively, and is included in general and administrative expenses on the statements of operations.

Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company uses an estimate of the related undiscounted cash flows, excluding interest, over the remaining life of the property and equipment or other long-lived asset in assessing its recoverability. Impairment losses are recognized for the amount by which the carrying amount of the asset(s) exceeds the fair value of the asset(s). The Company primarily employs two methodologies for determining the fair value of a long-lived asset: (i) the amount at which the asset could be bought or sold in a current transaction between willing parties; or (ii) the present value of expected future cash flows grouped at the lowest level for which there are identifiable independent cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Loss on impairment of intangible assets for the years ended September 30, 2012 and 2011 totaled $72,800 and $0, respectively.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

On an on-going basis, the Company assesses the likelihood that the deferred tax assets will be recovered from future taxable income. At September 30, 2012 and 2011 it was believed that the recovery of the deferred tax assets was less than likely and therefore, a full valuation allowance was established.

Interest relative to income taxes is charged to interest expense and penalties are charges to general and administrative costs if there are any assessments. No interest or penalties relative to income taxes has been recognized during the years ended September 30, 2012 or 2011.

The Company files income tax returns in the U.S. federal jurisdiction, and the State of Arizona. The Company is subject to U.S. federal, state, and local income tax examinations by tax authorities. All periods beginning on or after January 1, 2009 are open to examination by taxing authorities. The predecessor entities were pass-through entities for tax purposes. The Company is not currently being audited by any of these entities nor has it been audited. The Company believes it has no tax positions for which the ultimate deductibility is highly uncertain.

Revenue Recognition

The Company recognizes revenue on the sale of products at the time of delivery and acceptance. Delivery is generally FOB destination. At the time of delivery, the following have occurred:

•	Delivery has been evidenced by the appropriate signature on the delivery ticket;
•	A price per unit has been determined; and
•	Collectability has been reasonably assured.

Revenues are recorded net of slotting payments and co-operative advertising costs when applicable.

Fair Value of Financial Instruments

The carrying amounts of financial instruments including accounts receivable, accounts payable, certain current maturities of long-term debt and accrued liabilities approximate fair value because of their short maturities or for long term debt based on borrowing rates currently available to the Company for loans with similar terms and maturities.

Long-term receivables with related parties are carried at an approximate fair value based on rates available to Company for risk free investments.

Earnings per Share

Basic earnings per share does not include dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Dilutive securities are not included in the weighted average number of shares when inclusion would be anti-dilutive. Due to the net losses for the years ended September 30, 2012 and 2011, basic and diluted loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

As of September 30, 2012 and 2011, there were total shares of 8,820,344 and 13,710,347 (pre-reverse split), respectively issuable upon conversion of notes payable, exercise of warrants and options that were not included in the earnings per share calculation as they were anti-dilutive.

Shipping and Handling

Shipping and handling costs associated with the shipment of products to the customer are recorded as costs of goods sold.

Advertising Costs

Costs associated with producing, communicating and advertising are capitalized and expensed when first viewed by the public.  Total advertising expense recognized during the years ended September 30, 2012 and 2011 were $2,994 and $141,788, respectively. Advertising expense is included in selling and marketing expenses on the accompanying statements of operations.

Reclassification

Certain items in the 2011 financial statement presentation have been reclassified to conform to the 2012 presentation. Such reclassifications have no effect on previously reported net (loss).

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

2.      Going Concern

The Company has incurred losses since inception and requires additional funds for future operating activities. The Company’s selling activity has not yet reached a level of revenue sufficient to fund its operating activities. These factors create an uncertainty as to how the Company will fund its operations and maintain sufficient cash flow to operate as a going concern.

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

3.       Concentrations of Credit Risk

As of September 30, 2012, approximately 96% of the Company’s accounts receivable were with one customer. The Company performs ongoing credit evaluations of its customers

4.       Prepaid Expenses and Other Current Assets

	September 30,
	2012	2011
Insurance expense	$2,958	$—
Consulting	121,333	—
Interest	—	5,000
Legal	4,000	—
Marketing	3,700	—
Rent	—	5,000
	$131,991	$10,000

5.       Property and Equipment, Net

	September 30,
	2012	2011
Manufacturing equipment	$52,500	$37,500
Office furniture and equipment	29,839	167,075
	82,339	204,575
Less: accumulated depreciation	(57,411)	(102,832)
	$24,928	$101,743

In June 2012, the Company moved to a new office location. At the time of the move, much of the office furniture was sold for $5,800 cash. This resulted in a loss on sale of fixed assets of $48,949. Additionally, at the time of the office move, certain office furniture and equipment items were stolen, resulting in a theft loss of $15,289.

6.       Intangible Assets

The Company’s intangible assets related to the Company’s patent and intellectual property. These assets are amortized over the remaining life of the original patent, which is 9.25 years as of September 30, 2012. At September 30, 2012, and 2011, the net carrying value was calculated as follows:

	September 30,
	2012	2011
Gross carrying amount	$481,337	$481,214
Less: accumulated amortization	(155,874)	(121,483)
	$325,463	$359,731

The scheduled amortization to be recognized over the next five years is as follows:

Year ending September 30,	Amount
2013	$34,391
2014	34,391
2015	34,391
2016	34,391
2017	$34,391

As further detailed in Stockholders’ Deficit Footnote 18, the Company issued shares of common stock in exchange for a non-exclusive licensing agreement rights to certain technologies. During the year ended September 30, 2012, it was determined that the carrying amount of the asset exceeded the sum of the undiscounted net cash flows expected from that asset, and a total impairment charge of $72,800 was recognized.

7.       Notes Receivable – Related Party

Notes receivable-related party at September 30, 2011 consists of notes from the Company’s President, David Dolezal for periodic cash advances.

	September 30,
	2012	2011
2% unsecured note receivable with principal and interest due 2/28/21	$—	$70,600
2% unsecured note receivable with principal and interest due 5/7/15	—	41,016
2% unsecured note receivable with principal and interest due 2/28/21	—	29,000
	—	140,616
Accrued interest receivable	—	3,687
	$—	$144,303

During the year ended September 30, 2012, the Company received a note receivable from its then President, David Dolezal for $131,202 in exchange for periodic cash advances made to Mr. Dolezal from December, 2009 through March, 2012. Subsequent to receipt of the note, this and Mr. Dolezal’s previous notes receivable were deducted against a note payable to the officer, thus repaying the notes receivable in full.

8.       Accrued Liabilities

Accrued liabilities consist of the following:

	September 30,
	2012	2011
Compensation	$126,568	$56,350
Payroll taxes	20,801	5,753
Factoring fees payable	13,520	—
Other	6,032	8,431
	$166,921	$70,534

9.       Notes Payable

Notes payable consists of the following:

	September 30,
	2012	2011
10.00% note payable, due January 23, 2013, interest payable at maturity, unsecured	$37,500	$—
7.00% note payable due April 30, 2011, interest payments are due semi-annually, unsecured	25,000	25,000
	$62,500	$25,000

Notes payable includes one note of $25,000 which was in default as of September 30, 2012. See Commitments and Contingencies Footnote 17, for further information.

10.       Convertible Notes Payable

Convertible notes payable consist of the following:

	September 30,
	2012	2011
8.00% notes payable, due dates ranging from August 22, 2012, to September 28, 2012, convertible to common stock at $.50 per share, interest payments are due at maturity, unsecured	$305,000	$330,000
8.00% note payable, due March 19,2014, convertible to common stock at $.25 per share, interest payments are due at maturity, unsecured	100,000	—
6.50% note payable, due date October 19, 2011, convertible to common stock at $1.00 per share, interest payments are due annually, unsecured	10,000	10,000
6.50% note payable, due November 26, 2011, convertible to common stock at $2 per share, interest payments are due annually, unsecured	50,000	50,000
6.50% note payable, due date August 31, 2010, convertible to common stock at $10.00 per share, interest payments are due annually, unsecured	50,000	50,000
	515,000	440,000
Less current portion	(415,000)	(440,000)
	$100,000	$—

Convertible notes payable include six notes totaling $415,000 which are in default as of September 30, 2012. See Commitments and Contingencies Footnote 17 as well as Subsequent Events Footnote 23 for further information.

The future minimum payment of the convertible notes payable for each of the following years and in the aggregate:

Years ending September 30,	Amount
2012	$415,000
2013	100,000

11.       Notes Payable to Officer

Notes payable to officer consists of the following:

	September 30,
	2012	2011
2.00% note payable, due March 1, 2021, interest due at maturity, unsecured	$47,520	$209,924
2.00% note payable, due October 1, 2021, interest due at maturity, unsecured	—	65,770
	$47,520	$275,694

12.       Notes Payable to Related Parties

Notes payable to related parties consists of the following:

	September 30,
	2012	2011
10.00% per month note payable net of unamortized debt discount of $1,500, due October 15, 2012, interest due monthly, unsecured (see Subsequent Events Footnote 23)	$119,500	$—
	119,500	—
Less current portion	(119,500)	—
	$—	$—

13.       Convertible Notes Payable to Related Parties

Convertible notes payable to related parties consist of the following:

	September 30,
	2012	2011
12% note payable net of unamortized debt discount of $0 and $38,029, at September 30, 2012 and 2011, respectively, due September 30, 2013, convertible to common stock at $.10 per share, interest payments are due monthly. Debt is secured by substantially all of the assets of the Company	$500,000	$461,971
8.00 % note payable due February 28, 2014, convertible to common stock at $.50 per share, interest payments are due at maturity, unsecured	5,000	—
8.00 % note payable due August 26, 2012, convertible to common stock at $.50 per share, interest payments are due at maturity, unsecured	20,000	20,000
6.50% note payable, due May 2, 2013, convertible to common stock at $2.00 per share, interest payment is due at maturity, unsecured	145,000	145,000
	670,000	626,971
Less current portion	(665,000)	(481,971)
	$5,000	$145,000

Convertible notes payable to related parties include one note of $20,000 which was in default as of September 30, 2012. See Commitments and Contingencies Footnote 17 as well as Subsequent Events Footnote 23 for further information.

The future minimum payment of the convertible notes payable to related parties for each of the following years and in the aggregate:

Years ending September 30,	Amount
2012	$665,000
2013	5,000

14.       Rent

The Company leased office space under an operating lease obligation expiring in 2014. This expiration date was later modified through a settlement agreement to May 31, 2012. The landlord was owed $126,149 and $99,124 as of September 30, 2012 and 2011, and is included in accounts payable. The Company entered into a new lease agreement at a different location commencing June 8, 2012 and expiring June 7, 2013. Rent expense was $80,367 and $111,618 for the years ended September 30, 2012 and 2011, respectively.

15.       Related Party Transactions

As detailed in Notes Payable to Officer Footnote 11, the Company has notes payable to its President and Executive Chairman, David Dolezal. Additionally, as detailed in Notes Receivable – Related Party Footnote 7, the Company had notes receivable from David Dolezal and its Chief Executive Officer and Director Jeffrey Rassas during the year. Certain convertible notes are with parties related to the Company. These are former officers and significant consultants, as further detailed in Convertible Notes Payable to Related Parties Footnote 13. Certain other related party transactions are detailed in Subsequent Events Footnote 23.

As further detailed in Stockholders’ Deficit Footnote 18, the Company issued 2,292,561 and 4,585,122 post-split shares of stock to its Chief Executive Officer Jeffrey Rassas and its President David Dolezal.

In May and June of 2012, two shareholders of the Company provided loans to the Company totaling $40,000. In August 2012, the shareholders forgave the loans as well as the $58,950 due by the Company to an entity controlled by the shareholders.

During the year ended September 30, 2011 an entity that has common ownership with the Company converted a note to 2,280,000 post-split shares of the Company’s common stock. At the time of conversion the note had a face value of $1,140,000, or the equivalent of $.50 per share. Unamortized debt discount on the note at the time of conversion was $316,510 and was expensed to interest expense at the time of conversion.

On December 8, 2011, the Company entered into an allonge to a convertible secured bridge note with Stockbridge Enterprises, L.P. (Stockbridge) to reduce the exercise price of all of the Company’s warrants held by Stockbridge from $.25 per share to $.05 per share. At September 30, 2011 Stockbridge held 2,500,000 warrants for the purchase of common stock and 1,083,333 for the purchase of the Company’s Series D Convertible Preferred Stock. As a condition of the allonge, the Company also issued an additional 2,000,000 warrants for the purchase of the Company’s Series D Preferred Stock exercisable at $.05 per share for a term of 5 years. Through March 20, 2012 Stockbridge had accumulated 6,500,000 total warrants for common and preferred stock. As part of the recapitalization, the shares were converted into 3,250,000 shares of common stock. Stockbridge exercised their warrants in full between September 30, 2011 and March 20, 2012 for a total consideration of $325,000.

The Company has entered into a variety of transactions with Southwest Capital Partners, LLC, who provides strategic direction to the Company. One of the Principals of the consulting company was elected as a Director of the Company during the year ended September 30, 2012.

On April 9, 2010, the Company entered into an employment agreement for a Chief Marketing Officer and Vice President of the Company. The term of the agreement was from June 9, 2010 through April 30, 2011. The agreement provided for an annual salary of $170,000 per year plus benefits and the issuance of 450,000 (pre - reverse split) shares of the Company’s common stock. The agreement was terminated in February 2011 and the stock was forfeited and returned to the Company. Additionally, the Officer forfeited accrued salary of $144,462. On April 20, 2011 as detailed in Stockholders’ Deficit Footnote 18, Stock Options the Officer received options to purchase 275,000 post-split shares of the Company’s common stock. On April 29, 2011 the Officer received 55,913 post-split shares of the Company’s common stock for a convertible note payable of $25,000 plus accrued interest of $1,728.

The Company has a consultant serving as the Director of Sales and Distribution and a key member of the Company’s strategic management team. During the year ended September 30, 2011 the consultant converted a $10,000 note payable to 20,000 post-split shares of the Company’s common stock and loaned the Company $5,000 on March 6, 2012. On October 28, 2011 the Company entered into an amended consulting contract with the consultant that provides for monthly payments of $5,000 and granting 200,000 post-split stock options, vesting equally and quarterly over one year, to purchase the common stock at $.50 per share exercisable over 5 years. Additionally, during the year ended September 30, 2012, the consultant was compensated with 22,000 post-split shares for services.

The Company entered into an employment contract with its Executive Chairman on May 26, 2010 with a 36 month term and annual compensation of $250,000 plus benefits. The contract was superseded by a new agreement on July 22, 2011 for the services as the Executive Chairman, Chief Executive Officer and President of the Company with a new 36 month term and annual compensation of $190,000 per year. As noted in the Stockholders’ Deficit Footnote 18, the July 22, 2011 agreement was superseded by a December 1, 2011 agreement, which was ultimately terminated on March 19, 2012.

As detailed in the Stockholders’ Deficit Footnote 18, on December 1, 2011 the Company entered into an employment agreement with its Chief Executive Officer, Jeffrey Rassas. This agreement was terminated on March 19, 2012.

16.       Income Taxes

The Company’s provision for income tax (benefit) expense from operations consist of the following:

	For the years ended September 30,
	2012	2011
Current:
Federal and State	$—	$—
Deferred:	1,530,000	756,000
Less valuation allowance	(1,530,000)	(756,000)
Recognized tax benefit	$—	$—

For the years ended September 30, 2012 and 2011 the effective tax rate differs from the federal statutory rate primarily due to state income taxes, permanent differences, and the change in the valuation allowance as follows:

	For the years ended September 30,
	2012	2011
Statutory rate of 34% applied to income (loss) before income taxes	$(1,390,000)	$(1,026,000)
State income tax expense (benefit) of 4.612%, net of federal benefit	(188,000)	(139,000)
Increase (decrease) in income taxes
resulting from:
Valuation allowance - net operating loss carryforward	1,530,000	756,000
Non-deductible items	48,000	409,000
	$—	$—

As of September 30, 2012 the Company has a net operating loss carryforward in the approximate amount of $9,658,000. Utilization of these net operating losses may be limited due to potential ownership changes under Section 382 of the Internal Revenue Code. The net operating loss carryforward is available to offset future federal and state taxable income through September 30, 2032 and September 30, 2017, respectively. The net operating losses would result in a deferred tax asset of approximately $3,729,000 as of September 30, 2012, which amount has been fully reserved through a valuation allowance.

17.       Commitments and Contingencies

The Company has agreed to indemnify its officers and directors for certain events or occurrences that may arise as a result of the officers or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited.

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

The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2012.

On November 7, 2011 the Company was named as a defendant in a lawsuit alleging a default on a note payable of $50,000 plus accrued interest. The note and accrued interest are reflected in the Company’s Balance Sheets a of September 30, 2012, and 2011. The Company is working towards settling the litigation.

On December 22, 2011 the Company entered into a distribution agreement that provides for the issuance of common stock warrants, with an expiration date of 3 years, for the purchase of the Company’s common stock in an amount equal to 15% of the total products purchased by the distributor from the Company at the invoice price against the previous year’s purchases of paid invoices. The warrant price will be equal to the closing price of Airware Labs Corp.’s stock price at the anniversary date of the agreement.

On December 27, 2011, the Company was named as a defendant in a lawsuit alleging a default on a two notes payable total $75,000 plus accrued interest. Ultimately, a judgment was entered against the Company as a result of this lawsuit. The notes and accrued interest are reflected in the Company’s Balance Sheets as of September 30, 2012 and 2011.

The Company is in default on two notes payable totaling $25,000. The Company has been in communication with the note holders to request extensions or conversion.

On July 26, 2012, the Company was named as a Defendant in a lawsuit alleging patent infringement. The Company believes the lawsuit is without merit and is seeking dismissal of the action.

The Company sells the majority of its products through major distributors. The Company warrants to the distributors that the product will be free from defects in material and workmanship. The Company has determined its product warranty to be immaterial at September 30, 2012 and 2011. The likelihood that the Company’s estimate of the accrued product warranty claims will materially change in the near term is considered remote.

18.       Stockholders’ Deficit

Common Stock

Number of Shares of Common Stock
Balance at September 30, 2010	6,279,060
Issuance of stock and warrants for cash (1)	992,000
Exchange of shares for interest expense (2)	34,220
Stock-based compensation expense (3)	5,000
Shares issued for conversion of notes payable (4)	3,706,233
Stock forfeited by former employee (5)	(225,000)
Exchange of shares for services (6)	674,237
Balance at September 30, 2011	11,465,750
Issuance of stock for cash (7)	10,000
Shares issued for warrants redeemed (8)	3,250,000
Exchange of shares for services (9)	705,213
Shares issued for conversion of notes payable (10)	60,000
Exchange of shares for interest expense (10)	2,333
Stock-based compensation expense (11)	6,877,683
Shares issued for financing expense (12)	10,000
Crown shareholders at time of merger (13)	17,725,000
Shares issued for non-exclusive license (14)	200,000
Return of stock to treasury (15)	(10,125,000)
Balance at September 30, 2012	30,180,979

As further detailed in Business Combination Footnote 22, the Company issued 21,844,136 shares to effect the business combination with Airware Holdings, Inc. on March 20, 2012. Airware Holdings, Inc. is the accounting acquirer for the purposes of the business combination and has treated the transaction as a recapitalization through a reverse merger process. As a consequence, the common stock of the Company has been restated to reflect the differences in par values of the stock.

(1) During April and May, 2011, the Company sold 1,200,000 units (the “Units) under an April 26, 2011 Private Placement Memorandum at a price of $.25 per Unit. Each Unit was composed of one share of the Company’s common stock and two common stock purchase warrants for purchases of at least 800,000 Units, one common stock purchase warrant for purchases of at least 400,000 Units but less than 800,000 units and one-half of a common stock purchase warrant for purchases of less than 400,000 Units. Each warrant is exercisable for 3 years from date of issue to purchase one share of common stock at $.50 per share. This resulted in the issuance of 600,000 post-split shares of stock.

The Company, for $.25 per share, issued 784,000 shares of stock, 392,000 shares post-split, for cash during the fiscal year ended September 30, 2011.

(2) On April 21, 2011 the Company issued 67,890 (33,945 shares post-split) for $16,972 of interest expense that was inadvertently missed as payment of interest due on previously converted convertible notes.

During the year ended September 30, 2011, the Company issued 549 shares, 275 shares post-split, to its former Chief Marketing Officer in exchange for interest due on a convertible note payable.

(3) The Company issued 10,000 shares of restricted common stock, 5,000 shares post-split, to a former employee under the terms of an employment agreement.

(4) The Company issued 7,372,466 shares, 3,686,233 post-split, under convertible note payable agreements, including principal of $1,808,402 accrued interest of $61,688. A note payable conversion inducement expense of $439,991 was charged to other expense with an offset to additional paid-in capital in conjunction with the conversions resulting from a reduction in the original conversion price per share.

The Company issued 40,000 shares, 20,000 post-split, upon conversion of a convertible note with a consultant serving as the Company’s Director of Sales and Distribution.

(5) In February 2011, stock that had previously been issued to a former employee was forfeited and returned to the Company as a condition of the employment agreement.

(6) In July, 2008 the Company entered into a restricted stock award agreement with a consultant. The agreement provided that the Company issue shares of the Company’s common stock based on a formula, with vesting over a five-year period. The Company entered into a new agreement on October 28, 2011 and accelerated the vesting and restricted stock award as of July 1, 2011. In consideration the Company issued 280,000 shares, 140,000 post-split, of common stock to the Consultant.

During the year ended September 30, 2011, the Company issued 602,882 shares of stock, 301,441 post-split, primarily in exchange for marketing services.

On October 22, 2010 the Company entered into a consulting agreement with Southwest Capital Partners, LP (“Southwest”) that provided for the payment of a monthly retainer of a minimum of $5,000 and the monthly issuance of 25,000 warrants to purchase shares of common stock with an exercise price of $.25 per share. As of August 23, 2011 the Company was in arrears on payments and warrants to be issued under the agreement. Consequently, in settlement the Company renewed the consulting contract and settled the arrearages for 433,333 shares of stock. In addition, as a provision of the August 23, 2011 agreement, the Company agreed to issue 25,000 shares of stock with an exercise price of $.25 per share each month for up to 12 months unless the agreement is otherwise terminated with 30 days’ notice. This resulted in the issuance of 465,592 shares of stock, 232,796 post-split.

(7) In February 2012, the Company sold 20,000 shares, 10,000 post-split, for $5,000.

(8) As further detailed in Footnote 18, Stockholders’ Deficit Warrants,” Stockbridge exercised 6,500,000 warrants between December 12, 2011 and March 20, 2012. They were issued 6,500,000 shares of common stock, or 3,250,000 shares post-split.

(9) During the year ended September 30, 2012 the Company issued 705,213 shares of the Company’s common stock for services. The shares were valued at the cost of the services provided, if known, and at the market value of the stock issued when unknown.

The Company has an obligation to issue an additional 63,731 shares of stock for services performed as of September 30, 2012. This is reflected on the balance sheet, and the cost of these services was recognized during the year-ended September 30, 2012.

(10) During the year ended September 30, 2012 the Company issued 62,334 shares of the Company’s common stock in exchange for convertible notes of $30,000 and accrued interest of $1,167.

(11) On December 1, 2011 the Company entered into employment agreements with its Chief Executive Officer Jeffrey Rassas and its President David Dolezal with annual compensation of $150,000 each. In addition, the agreements provided for options to purchase the Company’s common stock for $0.05 per share exercisable over a ten year period. Mr. Rassas and Mr. Dolezal total options under the agreement were 4,585,122 and 9,170,244 of Airware Holdings, Inc. common stock, respectively. The options were to vest at 25% immediately on December 1, 2011 and 25% per each subsequent three month period thereafter. On March 19, 2012 the Company terminated the aforementioned employment agreements, while leaving the annual compensation in place, and replaced the above noted options with the immediate issuance of common stock of 2,292,561 and 4,585,122 shares, the Airware Labs Corp. share equivalent to the Airware shares provided for in the options under the agreement, to Mr. Rassas and Mr. Dolezal. The Company has valued the stock issued at $.50 per share for a total value of $1,146,281 and $2,292,561 for Mr. Rassas and Mr. Dolezal, respectively. The Company recognized $1,146,281 and $1,610,477 of Mr. Rassas’ and Mr. Dolezal’s total stock award of $1,146,280 and $2,292,561, respectively, as compensation for services for the year ended September 30, 2012. The Company recognized $682,034 for Mr. Dolezal’s stock award in the year ended September 30, 2011.

(12) Under the terms of a Convertible Debenture agreement on June 12, 2012 the Company issued 10,000 shares of the Company’s common stock.

(13) As of the date of the merger, Airware Labs Corp. had 17,725,000 shares outstanding. This includes 100,000 shares for two former directors of the Company that the Company is obligated to issue, but had not yet been issued as of September 30, 2012.

(14) On August 16, 2012, the Company resolved that The Corporation may enter into a Non-Exclusive Licensing Agreement with Zorah Technology, a limited liability company, with offices at 5400 Laurel Springs Pkwy, Suite 107, Suwanee, GA 30024, for non-exclusive rights to Zorah's technology for development and distribution worldwide of Zorah's technologies which include a wireless technology to remotely monitor senior citizens and special needs adults, as well as the development of a transdermal blood sugar monitoring unit, which will allow people to take their blood sugar levels without pricking themselves. This Non-Exclusive License Agreement is meant to modify the existing license agreement originally entered into on January 20, 2012. 200,000 restricted shares of common stock of the Corporation were issued pursuant to the Non-Exclusive Licensing Agreement as payment for the license.

(15) On July 23, 2012, the Company approved a resolution that the Nevada Agency and Transfer Company be authorized by the Board of Directors to cancel and return to treasury 9,000,000 post-split shares of the Company’s common stock held by Chana Zehavi and Amir Rehavi.

On August 23, 2012, the Company entered into an agreement with its former President to modify an existing license agreement with Zorah LLC (“Zorah”) from an exclusive license to a non-exclusive license. Among other requirements of the agreement, the former President agreed to surrender back to the Company 1,125,000 shares of the Company’s common stock.

As of September 30, 2012 and 2011, the Company has not declared dividends on its stock.

Warrants:

Warrants issued, as originally granted by the Company, are as follows:

	Common Shares Issuable Upon Exercise of Warrants	Exercise Price of Warrants	Date Issued	Expiration Date
Balance of Warrants at September 30, 2010	3,000,000
Stockbridge issued as part of convertible debt modification (1)	500,000	$0.25	10/26/2010	10/25/2015
Issued under a private placement memorandum (2)	500,000	$0.50	4/26/2011	4/25/2014
Issued under a private placement memorandum (2)	100,000	$0.50	4/27/2011	4/26/2014
Issued under a private placement memorandum (2)	50,000	$0.50	4/28/2011	4/27/2014
Issued under a private placement memorandum (2)	400,000	$0.50	5/03/2011	5/02/2014
Stockbridge issued as part of convertible debt modification (1)	1,000,000	$0.25	8/30/2011	8/29/2016
Stockbridge issued as part of convertible debt modification (1)	1,000,000	$0.25	8/31/2011	8/30/2016
Issued under a consultant agreement settlement (3)	40,000	$0.50	4/30/2012	4/29/2015
Issued under terms of a unit purchase agreement (4)	70,000	$0.75	5/18/2010	5/17/2013
Balance of Warrants at September 30, 2011	6,660,000
Stockbridge issued as part of convertible debt modification (1)	2,000,000	$0.05	12/08/2011	12/07/2016
Stockbridge exercise of warrants (1)	(6,500,000)
Balance of Warrants at March 20, 2012	2,160,000
Adjustment to reflect one-for-two split (6)	(1,060,000)
Issued for financing expense (5)	20,000	$0.25	3/08/2012	3/07/2017
Balance of Warrants at September 30, 2012	1,120,000

(1) On December 14 2009, the Company entered into a Securities Purchase Agreement (Agreement) with Stockbridge Enterprises to purchase a $500,000 convertible secured bridge note. On October 26, 2010, the Company entered into an allonge to the secured convertible bridge note to extend the due date through September 30, 2011. The Company issued 500,000 (pre - reverse split ) warrants for the purchase of the common stock under terms of the allonge.

On August 30, 2011 the Company entered into an allonge to the secured convertible bridge note to extend the due date through September 30, 2012. The Company issued 1,000,000 (pre - reverse split) warrants for the purchase of the Company’s Series D Convertible Preferred Stock, which immediately vested and agreed to issue an additional 1,000,000 warrants that would vest at the rate of 83,333 (pre - reverse split) warrants per month through August 30, 2012.

On December 8, 2011 the Company entered into an allonge to a convertible secured bridge note with Stockbridge Enterprises, L.P. (Stockbridge) to reduce the exercise price of all of the Company’s warrants held by Stockbridge from $.25 per share to $.05 per share. As a condition of the allonge, the Company also issued an additional 2,000,000 warrants for the purchase of the Company’s stock exercisable at $.05 per share for a term of 5 years. Through March 20, 2012 Stockbridge had accumulated 6,500,000 total warrants for common and preferred stock. Stockbridge exercised their warrants in full between December 12, 2011 and March 20, 2012 for a total consideration of $325,000.

(2) During April and May 2011, the Company sold a total of 1,200,000 (pre-reverse split) Units in private placement transactions to four private investors. Each Unit was composed of one share of its common stock and two warrants for purchases of over 800,000 Units, one for purchases over 400,000 Units but less than 800,000 Units and one–half a warrant for purchases under 400,000 Units.

(3) On April 30, 2012, the Company settled a disputed amount due to a consultant for services performed during the year ended September 30, 2011. As a result of the settlement the Company agreed to issue the consultant 40,000 warrants to purchase the Company’s common stock. Due to the timing of the settlement, these warrants were not subject to the one-for-two split.

(4) On May 18, 2010, the Company sold 1,000,000 (pre-reverse split) units (“Unit”) in a private placement transaction to a private investor. Each Unit was composed of one share of the Company’s common stock and one common stock purchase warrant at a price of twenty-five cents ($0.25) per Unit, or Five Hundred Thousand Dollars ($500,000) in total. The private placement agreement provided for an additional 70,000 (pre-reverse split) warrants to be issued in the event the terms of the Stockbridge warrants noted in (1) were to be modified. The Stockbridge allonge on August 30, 2011, modified the terms. As a consequence the Company issued the additional 70,000 (pre-reverse split) warrants.

(5) On January 24, 2012, the Company entered into a promissory note agreement. As a term of this agreement, 10,000 warrants were to be issued on the stated maturity date of March 8, 2012. This agreement was later modified to reflect that 20,000 warrants were to be issued. Because this agreement was modified subsequent to the merger, these warrants were not subject to the one-for-two split.

(6) On March 20, 2012 the Company entered into a share exchange agreement with Airware Holdings, Inc. As part of this merger, all stock, options and warrants of Airware Holdings, Inc. were subject to a one-for-two split. All outstanding warrants at March 20, 2012 were split and exercise prices doubled.

The following is a summary of the Company’s warrants that are outstanding and exercisable at September 30, 2012, adjusted to post-merger amounts and exercise prices:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Intrinsic Value
Balance of Warrants at March 20, 2012	1,100,000	$1.23
Granted	20,000	$0.25
Exercised	-	-
Forfeited/Cancelled	-	-
Balance of Warrants at September 30, 2012 - outstanding	1,120,000	$1.21	1.24	$ -
Balance of Warrants at September 30, 2012 – exercisable	1,120,000	$1.21	1.24	$ -

Stock Options:

On April 20, 2011, the Company reserved 1,550,000 shares of its common stock for the granting of 550,000 stock options for the purchase of the Company’s common stock, to a former officer of the Company and 500,000 each to two former Senior Advisory Board Members of the Company. At the date of the grant, these options were exercisable at $.25 per share of common stock over a 10 year term. After the merger and the one-for-two split, the number of options is now 775,000, with an exercise price of $.50.

On August 10, 2011, the Company reserved 1,400,000 shares of its common stock for the granting of 1,400,000 stock options to a former employee and three consultants to the Company. The option grant was effective as of July 19, 2011, with the options vesting over one year in quarterly increments commencing on October 17, 2011, and continuing each quarter from that date forward.  At the date of the grant, these options were exercisable at $.25 per share of common stock over a five year term. After the merger and the one-for-two split, the number of options is now 700,000, with an exercise price of $.50.

On April 30, 2012, the Company settled a disputed amount due to a consultant for services performed during the year ended September 30, 2011. As a result of the settlement, the Company agreed to issue the consultant 52,844 options to purchase the Company’s common stock. The options are exercisable at $.25 per share over a ten year term.

The Company determines the fair value of stock options issued on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for determining the fair value of the options granted during the year ended September 30, 2011:

Expected stock price volatility (1):
April 20, 2011 Options	21.72%
July 19, 2011 Options	21.53%
April 30, 2012 Options	21.53%
Expected dividend yield (2)	0.00%
Risk-free interest rate (3):
April 20, 2011 Options	2.14%
July 19, 2011 Options	1.45%
April 30, 2012 Options	.82%
Expected Option life (4):
April 20, 2011 Options	5.00 years
July 19, 2011 Options	5.31 years
April 30, 2012 Options	5.00 years

(1) The expected volatility is based on the historical volatility of the Dow Jones Index for small cap medical supply companies over expected term of the option.

(2) The dividend rate that will be paid out on the underlying shares during the expected term of the options. The Company has not paid dividends on its common stock and currently has no plans to do so in the future; as such the dividend rate will be zero percent.

(3) The risk free interest rate is equal to the rate available on United States Treasury Notes as of the grant date of the option with a remaining term equal to the expected term.

(4) The period of time for which the option is expected to be outstanding was calculated using the total of the vesting term and the original contractual term for the option with the sum divided by two to determine the expected term of the option. The fair value of options granted during fiscal 2011, was $.06 for the April 20, 2011 options and the July 19, 2011 options and $.05 for the April 30, 2012 options.

Number of Stock Options
Outstanding at September 30, 2010	—
Granted (post-split amounts)	1,527,844
Exercised	—
Balance of Options at September 30, 2011	1,527,844
Granted	—
Exercised	—
Balance of Options at September 30, 2012	1,527,844
Vested at September 30, 2012	1,527,844
Weighted average remaining contractual term at September 30, 2012:
Granted	6.42 years
Vested	6.42 years
Weighted average exercise price at September 30, 2012	$0.50
Intrinsic value at September 30, 2012	$458,353

It is the Company’s policy to reserve shares for options granted at the time of the grant. The Company reserves shares from its authorized but unissued shares available.

The total fair value of shares vested during the years ended September 30, 2012 and 2011 was $66,500 and $95,600, respectively. The weighted-average grant-date fair value of the options granted during the year ended September 30, 2011 and those vested and non-vested as of September 30, 2012 and 2011 was $.06.

19.       Significant Customer

The Company generally sells through a limited number of large distributors. The Company invoices the distributors directly as opposed to the ultimate retail store. Consequently, the Company’s sales are to a small number of customers.

20.       Significant Supplier

The Company’s products are manufactured by a factory in China. The ability of the Company to meet product order deadlines would be significantly impacted if the factory were to permanently cease operations for reasons outside of our control.

21.       Customer Rebates

On July 5, 2012, the Company entered into an agreement with its domestic distributor to participate in a promotion offering free goods. At the time of the agreement, the quantity of free goods coupons that would be redeemed was unknown. The Company recognized the free products via customer credits, totaling $137,774 on gross sales of $332,424, as a reduction to revenue for the year ended September 30, 2012.

22.       Business Combination

On March 20, 2012, the Company entered into a share exchange agreement with Airware Holdings, Inc. to exchange 21,844,136 of its newly-issued shares of common stock in exchange for 43,688,272 of the issued and outstanding shares and preferred stock of Airware Holdings, Inc., to exchange 1,100,000 Class A and B warrants of the Company for 2,160,000 Class A and B warrants of Airware Holdings, Inc., to exchange 1,475,000 options to purchase the Company’s common stock, at $.50 per share for 2,950,000 options to purchase Airware Holdings, Inc. common shares at $.25 per share and to exchange 52,844 options to purchase the Company’s common stock, at $.25 per share for 52,844 options to purchase Airware Holdings, Inc. common shares at $.25 per share.

The Company has accounted for the business combination with Airware Holdings, Inc. as the accounting acquirer and a recapitalization of Airware Holdings, Inc. through a reverse merger. The net loss from Airware Labs Corp., the acquiree, from operations of $19,144 is included in the Company’s Statement of Operations for the year ended September 30, 2012.

The Company has recorded the assets of Airware Labs Corp. the acquiree of $123 at book value, the estimated fair value and liabilities of $39,806 at their book value. The $39,806 consists of accounts payable to an entity controlled by an Airware Labs Corp. shareholder. This accounts payable amount was ultimately forgiven.

23.       Subsequent Events

On December 20, 2012 the Company entered into an allonge to a convertible secured bridge note with Stockbridge Enterprises, L.P. (Stockbridge) to borrow an additional $606,000 and increase the original note amount from $500,000 to $1,106,000. As a term of this agreement, the Company will pay $45,369 of accrued interest on the promissory note dated August 15, 2012, in common stock at $.10 per share. This allonge effectively rolls the August 15, 2012 promissory note for $121,000 into the bridge note, replacing the 10% monthly rate with the 12% per annum interest rate. Additionally, the Company will issue a warrant exercisable to purchase 5,000,000 shares of common stock of the Company at $.50 per share for a term of five years. The Company will also issue 2,000,000 shares of common stock.

Subsequent to September 30, 2012, the Company issued notices of repayment to two note holders with three notes totaling $400,000. Two of these notes totaling $300,000 were in default. The notes were repaid, with interest on December 24, 2012.

On December 1, 2012 the Company entered into a consulting agreement with Accounting & Finance Personnel for staffing and management consulting services. The monthly fee for these services is $1,861 for a term of one year.

Subsequent to September 30, 2012, a holder of a delinquent $10,000 note elected to convert to stock at a preferred rate of $.50 per share, rather than the post-split amount of $1.00 per share stated in her original note.

On January 4, 2013, President and Executive Chairman David Dolezal was terminated from his positions effective immediately. This was not a result of any disagreements with the Company or any of its policies.

End of Notes to Financial Statements

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 20, 2012, the Company executed a Share Exchange Agreement (the "Agreement") with Airware Holdings, Inc., a Nevada corporation (“Airware”).  Prior to the Agreement, Weinberg & Baer, LLC (“W&B”) was the Company’s registered independent public accountant and Semple, Marchal & Cooper (SM&C) was Airware’s registered independent public accountant.  After the closing of the Agreement, Airware was deemed to be the accounting acquirer and selected W&B as the Company’s registered independent accountant.  SM&C was not selected as the registered independent public accountant for the Company, but had been Airware’s registered independent public accountant prior to the closing of the Agreement.

Other than the disclosure of uncertainty regarding the ability for Airware to continue as a going concern which was included in Airware’s accountant’s report on the financial statements for the years ended September 30, 2011, and 2010, SM&C’s reports on the financial statements of Airware for the years ended September 30, 2011, and 2010, did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. For the two most recent fiscal years and any subsequent interim period through March 20, 2012, SM&C disclosed the uncertainty regarding the ability of the Airware to continue as a going concern in its accountant’s report on the financial statements.

In connection with the audit of the financial statements of Airware as of September 30, 2011, and 2010, and through March 20, 2012, there were no disagreements on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with SM&C's opinion to the subject matter of the disagreement.

In connection with the audited financial statements of Airware for the years ended September 30, 2011, and 2010, there have been no reportable events with Airware as set forth in Item 304(a)(1)(v) of Regulation S-K.

Prior to March 20, 2012, Airware did not consult with W&B regarding (1) the application of accounting principles to specified transactions, (2) the type of audit opinion that might be rendered on the Airware’s financial statements, (3) written or oral advice was provided that would be an important factor considered by the Airware in reaching a decision as to an accounting, auditing or financial reporting issues, or (4) any matter that was the subject of a disagreement between Airware and its predecessor auditor as described in Item 304(a)(1)(iv) or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

The Company provided a copy of the foregoing disclosures to SM&C prior to the date of the filing of a Current Report on Form 8-K regarding the change in the Company’s registered independent public accountant (the “Form 8-K”) and requested that SM&C furnish it with a letter addressed to the Securities & Exchange Commission stating whether or not it agreed with the statements in the Form 8-K. A copy of the letter furnished in response to that request was filed as Exhibit 16.1 to the Form 8-K as filed with the SEC on November 13, 2012.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2012, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

      A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2012, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of September 30, 2012, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.	We did not implement appropriate information technology controls – As at September 30, 2012, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

       Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of September 30, 2012, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Continuing Remediation Efforts to Address Deficiencies in Company’s Internal Control over Financial Reporting

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors.

2.	We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

ITEM 9B.   OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers. Our Board of Directors appoints our executive officers. Each director of the Company serves for a term of one year or until the successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves, at the pleasure of the Board of Directors, for a term of one year and until the successor is elected at the annual meeting of the Board of Directors and is qualified. There are no family relationships among our directors or executive officers. None of our directors or officers is a director in any other U.S. reporting companies. None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last five years. The Company is not aware of any proceedings to which any of the Company’s officers or directors, or any associate of any such officer or director, is a party adverse to the Company or any of the Company’s subsidiaries or has a material interest adverse to it or any of its subsidiaries.

Name	Age	Position
Jeffrey Rassas	50	President, Chief Executive Officer and Director
Jessica Smith	34	Chief Financial Officer, Secretary and Treasurer
Ron Miller	48	Director

Background and Business Experience

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

Jeffrey Rassás.  Mr. Rassás recently served as CEO at YouChange Holdings Corp. (publicly traded/YCNG), Mr. Rassás served as President and CEO of Global Alerts, holding company for Earth911.com and Pets911.com.  As CEO, Jeffrey led the team that acquired Earth911.com, Pets911.com and AMBERalert.com from a local Arizona company in 2006, whereupon executing a new strategy; recruiting a new management team and successfully executing the company’s plan led to several of the divisions achieving national success and distinction and significantly higher values, and the successful sale of AMBERalert.com. Prior to Global Alerts, Mr. Rassás served as Co-chairman and CEO of ImproveNet, Inc. (publicly traded/IMPV), which he acquired through a merger in 2002.  Rassás’ strategic vision and execution led to industry recognition of the company as “Best of Web” by Money Magazine.  In 2005, he sold the company to IAC/InterActiveCorp (IACI), the holding company of many popular websites such as LendingTree, Ask.com, Match.com, Citysearch.com, ServiceMagic.com, and Ticketmaster, delivering a substantial return on shareholder equity.   From 1997-2001, Mr. Rassás served as founder, CEO, and Chairman of the Board of publicly traded EBIZ Enterprises, a Linux solutions provider where he expanded company operations, yielding revenues in excess of $58 million. In addition, Mr. Rassás raised over $20 million dollars and took the company public in 1998.   A two-time finalist for Ernst & Young’s Entrepreneur of the Year award, Mr. Rassás has been a guest speaker at Thunderbird, the School of Global Management, serves on several outside boards including Chairman of the Board of BuildProof.com, and is a regular speaker at technology trade events around the nation.

Jessica Smith – Ms. Jessica Smith, CPA has been practicing accounting since graduating from Arizona State University in 2000. Ms. Smith started her career with Arthur Andersen, LLP and moved on to working with several companies in the private sector before starting her own accounting practice in 2008. Ms. Smith currently services a number of small and large local businesses with their financial accounting needs. In addition to pursuing continuing education required of all CPAs, Ms. Smith is also a member of several organizations, including the American Institute of Certified Public Accountants, the Arizona Society of Certified Public Accountants and the National Association of Tax Preparers.

Ronald L. Miller, Jr.   During Mr. Miller's 12+ years as an executive officer in Wall Street investment banking firms he has originated, structured and marketed over $1 billion in M&A transactions and over $2 billion in financings. Mr. Miller was most recently with Alare Capital Partners, LLC, a Scottsdale-based investment banking and strategic advisory firm, where he served as Chief Executive Officer. Previous executive positions included serving as Managing Director with The Seidler Companies Incorporated, a Los Angeles-based investment banking firm and member of the NYSE, and opening the Phoenix, Arizona office of Wells Fargo Van Kasper. He held a senior position with Imperial Capital and was associated with the Corporate Finance Department of Ernst & Young. He began his career in the M&A department of PaineWebber, Inc. Mr. Miller earned a BBA from The University of Georgia and a MBA with honors from The Georgia Institute of Technology.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended September 30, 2012, Forms 5 and any amendments thereto furnished to us with respect to the year ended September 30, 2012, and the representations made by the reporting persons to us, we believe that during the year ended September 30, 2012, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

Auditors

Weinberg and Baer, LLC an independent registered public accounting firm, is our auditor.

Audit Committee and Audit Committee Financial Expert

The Company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. All current members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities. The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

The Company intends to establish an audit committee of the board of directors, which will consist of independent directors. The audit committee’s duties will be to recommend to the Company’s board of directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

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

Significant Employees and Consultants

Other than officers and directors, there are no other significant employees or consultants.

Code of Ethics

The Company has not adopted a code of ethics that applies to its principal executive officers, principal financial officers, principal accounting officers or controller, or persons performing similar functions.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation of Officers

The following tables set forth certain information about compensation paid, earned or accrued for services by our executive officers in the fiscal years ended September 30, 2012, and September 30, 2011.

A summary of cash and other compensation paid in accordance with management consulting contracts for our executives for the most recent two years is as follows:

Name and Principal Position	Title	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other compensation ($)	Total ($)
(a)		(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Jeffrey Rassas	President, CEO and Chairman of Directors	2012	$-138,722-	$-0-	$-1,146,281-	-0-	-0-	-0-	-0-	$-1,285,003-
		2011	$-0-	$-0-	$-0-	-0-	-0-	-0-	-0-	$-0-
Jessica Smith	CFO, Secretary and Treasurer	2012	$-700-	$-0-	$-0-	-0-	-0-	-0-	-0-	$-700-
		2011	$-0-	$-0-	$-0-	-0-	-0-	-0-	-0-	$-0-
Ron Miller	Director	2012	$-0-	$-0-	$-0-	-0-	-0-	-0-	-0-	$-0-
		2011	$-0-	$-0-	$-0-	-0-	-0-	-0-	-0-	$-0-
David Dolezal	Former President and Director	2012	$-136,857-	$-0-	$-2,292,561-	-0-	-0-	-0-	-0-	$-2,429,418-
		2011	$-67,231-	$-0-	$-0-	-0-	-0-	-0-	-0-	$-67,231-
John Glasgow	Former CFO	2012	$-35,815-	$-0-	$-19,800-	-0-	-0-	-0-	-0-	$-55,615-
		2011	$-0-	$-0-	$-0-	-0-	-0-	-0-	-0-	$-0-
Richard L Teters	Former Director	2012	$-0-	$-0-	$-110,000-	-0-	-0-	-0-	-0-	$-110,000-
		2011	$-0-	$-0-	$-0-	-0-	-0-	-0-	-0-	$-0-
M.L. Carr	Former Director	2012	$-0-	$-0-	$-110,000-	-0-	-0-	-0-	-0-	$-110,000-
		2011	$-0-	$-0-	$-0-	-0-	-0-	-0-	-0-	$-0-
Steve Aninye	Former CEO and Chairman of Director’s	2012	$-1-	$-0-	$-0-	-0-	-0-	-0-	-0-	$-1-
		2011	$-0-	$-0-	$-0-	-0-	-0-	-0-	-0-	$-0-
Amir Rehavi	Former President, CEO, and Director	2012	$-0-	$-0-	$-0-	-0-	-0-	-0-	-0-	$-0-
		2011	$-0-	$-0-	$-0-	-0-	-0-	-0-	-0-	$-0-
Chanah Zehavi	Former Secretary, CFO and Director	2012	$-0-	$-0-	$-0-	-0-	-0-	-0-	-0-	$-0-
		2011	$-0-	$-0-	$-0-	-0-	-0-	-0-	-0-	$-0-

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

Outstanding Equity Awards

None of our directors or executive officers hold unexercised options, stock that has not vested, or equity incentive plan awards.

Compensation of Directors

As of September 30, 2012, there is no compensation for directors.

Employment Agreements

None.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table lists, as of January 8, 2013, the number of shares of common stock that are beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

Name and Address of Beneficial Owner, Directors and Officers:	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership (1)
Jeffrey Rassas ICO Hayjour Family Limited Partnership 12689 N 120th PL Scottsdale, AZ 85259	2,292,561	7.01%
Jessica Smith	0	0%
Ron Miller	0	0%
All executive officers and directors as a group (3 people)	2,292,561	7.01%
Beneficial Shareholders greater than 5%
DCI LLC 3370 N Hayden Rd #123-284 Scottsdale, AZ 85250	2,280,000	6.97%
Soldado Heritage LLC No address on file	1,750,000	5.35%
Stockbridge Enterprises LP 7377 E DoubleTree Ranch Rd Suite 200 Scottsdale, AZ 85258	5,703,690	17.45%
Technofex LLC 3370 N Hayden Rd #123-284 Scottsdale, AZ 85250	4,585,122	14.02%
Viadox LLC 3370 N Hayden Rd #123-284 Scottsdale, AZ 85250	1,702,500	5.21%

Applicable percentage of ownership is based on 32,694,269 shares of common stock outstanding on January 8, 2013. Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of January 8, 2013, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of January 8, 2013, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Our common stock is our only issued and outstanding class of securities eligible to vote.

Change in Control

On March 20, 2012, the Company entered into a share exchange agreement with Airware Holdings, Inc. to exchange 21,844,136 of its newly-issued shares of common stock in exchange for 43,688,272 of the issued and outstanding shares and preferred stock of Airware Holdings, Inc., to exchange 1,100,000 Class A and B warrants of the Company for 2,160,000 Class A and B warrants of Airware Holdings, Inc., to exchange 1,475,000 options to purchase the Company’s common stock, at $.50 per share for 2,950,000 options to purchase Airware Holdings, Inc. common shares at $.25 per share and to exchange 52,844 options to purchase the Company’s common stock, at $.25 per share for 52,844 options to purchase Airware Holdings, Inc. common shares at $.25 per share.

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

Other than the transactions discussed below, we have not entered into any transaction nor are there any proposed transactions in which our directors, executive officers, stockholders, or any member of the immediate family of the foregoing had or is to have a direct or indirect material interest.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

As detailed in Notes Payable to Officer Footnote 11 to the Financial Statements, the Company has notes payable to its former President and Executive Chairman, David Dolezal. Additionally, as detailed in Notes Receivable – Related Party Footnote 7 to the Financial Statements, the Company had notes receivable from David Dolezal and its Chief Executive Officer and Director Jeffrey Rassas during the year. Certain convertible notes are with parties related to the Company. These are former officers and significant consultants, as further detailed in Convertible Notes Payable to Related Parties Footnote 13 to the Financial Statements. Certain other related party transactions are detailed in Subsequent Events Footnote 23 to the Financial Statements.

As further detailed in Stockholders’ Deficit Footnote 18 to the Financial Statements, the Company issued 2,292,561 and 4,585,122 post-split shares of stock to its Chief Executive Officer Jeffrey Rassas and its former President David Dolezal.

In May and June of 2012, two shareholders of the Company provided loans to the Company totaling $40,000. In August 2012, the shareholders forgave the loans as well as the $58,950 due by the Company to an entity controlled by the shareholders.

During the year ended September 30, 2011, an entity that has common ownership with the Company converted a note to 2,280,000 post-split shares of the Company’s common stock. At the time of conversion the note had a face value of $1,140,000, or the equivalent of $.50 per share. Unamortized debt discount on the note at the time of conversion was $316,510 and was expensed to interest expense at the time of conversion.

On December 8, 2011, the Company entered into an allonge to a convertible secured bridge note with Stockbridge Enterprises, L.P. (Stockbridge) to reduce the exercise price of all of the Company’s warrants held by Stockbridge from $.25 per share to $.05 per share. At September 30, 2011, Stockbridge held 2,500,000 warrants for the purchase of common stock and 1,083,333 for the purchase of the Company’s Series D Convertible Preferred Stock. As a condition of the allonge, the Company also issued an additional 2,000,000 warrants for the purchase of the Company’s Series D Preferred Stock exercisable at $.05 per share for a term of 5 years. Through March 20, 2012, Stockbridge had accumulated 6,500,000 total warrants for common and preferred stock. As part of the recapitalization, the shares were converted into 3,250,000 shares of common stock. Stockbridge exercised their warrants in full between September 30, 2011, and March 20, 2012, for a total consideration of $325,000.

The Company has entered into a variety of transactions with Southwest Capital Partners, LLC, who provides strategic direction to the Company. One of the Principals of the consulting company was elected as a Director of the Company during the year ended September 30, 2012.

On April 9, 2010, the Company entered into an employment agreement for a Chief Marketing Officer and Vice President of the Company. The term of the agreement was from June 9, 2010, through April 30, 2011. The agreement provided for an annual salary of $170,000 per year plus benefits and the issuance of 450,000 shares of the Company’s common stock. The agreement was terminated in February 2011, and the stock was forfeited and returned to the Company. Additionally, the Officer forfeited accrued salary of $144,462. On April 20, 2011, as detailed in Stockholders’ Deficit Footnote 18 to the Financial Statements, Stock Options the Officer received options to purchase 275,000 post-split shares of the Company’s common stock. On April 29, 2011, the Officer received 55,913 post-split shares of the Company’s common stock for a convertible note payable of $25,000 plus accrued interest of $1,728.

The Company has a consultant serving as the Director of Sales and Distribution and a key member of the Company’s strategic management team. During the year ended September 30, 2011, the consultant converted a $10,000 note payable to 20,000 post-split shares of the Company’s common stock and loaned the Company $5,000 on March 6, 2012. On October 28, 2011, the Company entered into an amended consulting contract with the consultant that provides for monthly payments of $5,000 and granting 200,000 post-split stock options, vesting equally and quarterly over one year, to purchase the common stock at $.50 per share exercisable over 5 years. Additionally, during the year ended September 30, 2012, the consultant was compensated with 22,000 post-split shares for services.

The Company entered into an employment contract with its Executive Chairman on May 26, 2010, with a 36 month term and annual compensation of $250,000 plus benefits. The contract was superseded by a new agreement on July 22, 2011, for the services as the Executive Chairman, Chief Executive Officer and President of the Company with a new 36 month term and annual compensation of $190,000 per year. As noted in the Stockholders’ Deficit Footnote 18 to the Financial Statements, the July 22, 2011, agreement was superseded by a December 1, 2011, agreement, which was ultimately terminated on March 19, 2012.

As detailed in the Stockholders’ Deficit Footnote 18 to the Financial Statements, on December 1, 2011, the Company entered into an employment agreement with its Chief Executive Officer, Jeffrey Rassas. This agreement was terminated on March 19, 2012.

Other than the foregoing, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

☐ Disclosing such transactions in reports where required;

☐ Disclosing in any and all filings with the SEC, where required;

☐ Obtaining disinterested directors consent; and

☐ Obtaining shareholder consent where required.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCBB on which shares of common stock are quoted does not have any director independence requirements. The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Jeffrey Rassas is not an independent director because he is also an executive officer of the Company. According to the NASDAQ definition, Ron Miller is an independent director.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Our principal independent accountant is Weinberg & Baer, LLC. Their pre-approved fees billed to the Company are set forth below:

	For Fiscal Year Ended September 30, 2012	For Fiscal Year Ended December 31, 2011
Audit Fees	$48,500	$14,000
Tax Fees (Paid to Weinberg & Baer LLC)	$1,500	$500

As of September 30, 2012, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

Exhibit
Number	Description of Exhibit
3.01a	Articles of Incorporation	Filed with the SEC on May 12, 2011 as part of our Registration Statement on Form S-1/A.
3.01b	Certificate of Amendment to Articles of Incorporation dated October 26, 2012	Filed with the SEC on November 13, 2012 as part of our Current Report on Form 8-K
3.02	Bylaws	Filed with the SEC on May 12, 2011 as part of our Registration Statement on Form S-1/A.
10.01	Patent Sale Agreement	Filed with the SEC on May 12, 2011 as part of our Registration Statement on Form S-1/A.
10.02	License Agreement between Crown Dynamics Corp. and Zorah LLC	Filed with the SEC on January 20, 2012 on Form 8-K.
10.03	Share Exchange Agreement between Crown Dynamics Corp. and Airware Dated March 20, 2012	Filed with the SEC on March 26, 2012 on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
99.1	Crown Dynamics Corp. Subscription Agreement	Filed with the SEC on May 12, 2011 as part of our Registration Statement on Form S-1/A.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Airware Labs Corp.

Date: January 15, 2013	By:	/s/ Jeffrey Rassas
Name: Jeffrey Rassas Title: Chief Executive Officer and Director

Date: January 15, 2013	By:	/s/ Jessica Smith
Name: Jessica Smith Title: Chief Accounting and Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Airware Labs Corp.

Date: January 15, 2013	By:	/s/ Jeffrey Rassas
Name: Jeffrey Rassas Title: Chief Executive Officer

A

Date: January 15, 2013	By:	/s/ Jessica Smith
Name: Jessica Smith Title: Chief Accounting Officer and Director

Date: January 15, 2013	By:	/s/ Ron Miller
Name: Ron Miller Title: Director