Form 10-QT
period 2012-12-31
AIRWARE LABS CORP.
filed 2013-02-19
CIK 1500123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-QT

☐ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

☑ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from October 1, 2012 to December 31, 2012

Commission File Number 000-54730

AIRWARE LABS CORP.

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

☑Yes     ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes     ☑ No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large Accelerated Filer ☐ Accelerated Filer ☐

Non-Accelerated Filer ☐ Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 ☐ Yes  ☑ No

As of February 6, 2013, there were 32,784,269 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

AIRWARE LABS CORP.

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

*Please note that throughout this Quarterly Transition Report, and unless otherwise noted, the words "we," "our," "us," the "Company," "AIRW," or “Airware” refers to Airware Labs Corp.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

F-1

AIRWARE LABS CORP.

(FORMERLY CROWN DYNAMICS CORP.)

BALANCE SHEETS

AS OF DECEMBER 31, 2012 AND SEPTEMBER 30, 2012

	As of	As of
	December 31,	September 30,
	2012	2012
	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$ 48,858	$ 1,400
Accounts receivable	51,499	611,370
Inventory	43,530	11,630
Deposits	5,000	-
Prepaid expenses	82,980	131,991
Total current assets	231,867	756,391

Other Assets:
Property and equipment, net	55,397	24,928
Intangible assets, net	316,866	325,463
Deposits	32,400	32,400
Total Assets	$ 636,530	$ 1,139,182

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities:
Accounts payable	$ 1,496,593	$ 1,535,245
Accrued interest	49,624	75,246
Accrued expenses	129,665	166,921
Factored amounts payable	46,794	231,933
Notes payable	62,500	62,500
Notes payable to related parties, net of discount	-	119,500
Convertible notes payable - current portion	105,000	415,000
Convertible notes payable to related parties - current portion, net of discount	1,078,143	665,000
Total current liabilities	2,968,319	3,271,345

Accrued interest to related parties	554	317
Notes payable to former officer	47,520	47,520
Convertible notes payable, less current portion	-	100,000
Convertible notes payable to related parties, less current portion	5,000	5,000
Total liabilities	3,021,393	3,424,182

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $.0001 per share, 200,000,000 and 200,000,000 shares authorized; 32,784,269 and 30,180,979 shares issued and outstanding at December 31, 2012 and September 30, 2012, respectively	3,278	3,018
Additional paid-in capital	9,662,162	9,357,853
Obligation to issue equity	9,143	28,943
Accumulated (deficit)	(12,059,446)	(11,674,814)
Total stockholders' (deficit)	(2,384,863)	(2,285,000)

Total Liabilities and Stockholders' (Deficit)	$ 636,530	$ 1,139,182

The accompanying notes are an integral part of these financial statements.

F-2

AIRWARE LABS CORP.

(FORMERLY CROWN DYNAMICS CORP.)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

(Unaudited)

	Three Months Ended
	December 31,	December 31,
	2012	2011

Revenues, net	$ 79,198	$ 11,856
Cost of products sold	47,529	7,159
Gross profit	31,669	4,697

Operating expenses
General and administrative	281,231	1,354,833
Sales and marketing	43,956	21,666
Total expenses	325,187	1,376,499

(Loss) from operations	(293,518)	(1,371,802)

Other income (expense)
Interest income	-	496
Induced note conversion expense	(9,300)	-
Interest expense	(81,813)	(53,440)
Total other income (expense)	(91,113)	(52,944)

(Loss) before income taxes	(384,631)	(1,424,746)

Income tax expense	-	-

Net (loss)	$ (384,631)	$ (1,424,746)

Basic and diluted net (loss) per common share	$ (0.01)	$ (0.12)

Basic and diluted weighted average common
shares outstanding	30,547,439	11,759,957

The accompanying notes are an integral part of these financial statements.

F-3

AIRWARE LABS CORP.

(FORMERLY CROWN DYNAMICS CORP.)

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

(Unaudited)

	Three Months Ended
	December 31,	December 31,
	2012	2011

Operating Activities:
Net (loss)	$ (384,631)	$ (1,424,746)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	13,662	18,661
Common stock issued/obligated for services	-	29,750
Options and warrants issued for services	-	1,121,888
Interest expense from amortization of debt discount	8,743	24,008
Induced conversion expense	9,300	-
Stock issued for interest expense	45,369	-
Interest income on officer note receivable added to note balance	-	(496)
Changes in operating assets and liabilities:
Accounts receivable	559,871	(6,814)
Inventory	(31,900)	1,573
Prepaid expenses	49,011	5,000
Deposits	(5,000)	-
Accounts payable	(38,652)	(33,052)
Accrued interest	(25,385)	12,171
Accrued expenses	(37,256)	38,770
Net Cash Provided by (Used in) Operating Activities	163,132	(213,287)

Investing Activities:
Purchases of property and equipment	(35,534)	(32,000)
Notes receivable from related parties	-	(73,544)
Net Cash (Used in) Investing Activities	(35,534)	(105,544)

Financing Activities:
Stock issued for cash	20,000	-
Proceeds from convertible notes payable	485,000	5,000
Repayment of convertible notes payable	(400,000)	-
Proceeds from factored accounts receivable	265,939	-
Repayment of factored accounts receivable note	(451,079)	-
Proceeds from exercise of warrants	-	130,000
Net Cash Provided by (Used in) Financing Activities	(80,140)	135,000

Net (Decrease) Increase in Cash	47,458	(183,831)

Cash - Beginning of Period	1,400	192,017

Cash - End of Period	$ 48,858	$ 8,186

Supplemental disclosure of cash flow information:
Interest paid in cash	$ 46,986	$ 15,000

Non-cash investing and financing activities:
Stock issued for convertible notes	10,000	5,000
Debt discount on note payable, related party	1,500
Warrants issued to related party for convertible note modification	100	12,500

The accompanying notes are an integral part of these financial statements.

F-4

AIRWARE LABS CORP.

(FORMERLY CROWN DYNAMICS CORP.)

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

On March 20, 2012, through an equity exchange agreement, the Company acquired all of the issued and outstanding stock of Airware Holdings, Inc., a Nevada corporation (“Airware”), in exchange for shares of the Company’s newly-issued common stock. Airware Holdings, Inc. was formed in February 2010 and is a non-prescription medical products company. The principal business purpose of the Company is to develop, manufacture and distribute nasal breathing devices. The Company targets prospective customers such as compassionate sleeping partners, individuals with allergies and athletic enthusiasts throughout the United States and the United Kingdom.

The share exchange has been accounted for as a recapitalization reverse merger between Airware Holdings, Inc. and Airware Labs Corp. Airware Holdings, Inc. is the accounting acquirer and Airware Labs Corp. is the accounting acquiree. Consequently, the historical pre-merger financial statements of Airware Holdings, Inc. are now those of the Company. The par value of the stock of Airware Holdings, Inc. of $.001 per share has been adjusted to that of the Company of $.0001 per share with the par value difference charged to paid-in capital. The pre-merger deficit is that of Airware Holdings, Inc. Airware Labs Corp’s pre-merger accumulated deficit has been charged to paid-in capital. The pre-merger Airware Holdings, Inc. outstanding shares have been adjusted to reflect the exchange. The pre-merger outstanding shares of Airware Labs Corp. were included in the issued and outstanding shares of the Company at the date of the merger.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. Significant estimates of the Company include accounting for depreciation and amortization, recoverability of intangible assets, deferred income taxes, accruals and contingencies, the imputed interest rate of the note payable to related party and the fair value of common stock, and the estimated fair value of stock options and warrants.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of December 31, 2012 and 2011, and for the periods then ended, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the periods then ended. These results are not necessarily indicative of the results expected for the fiscal year ended September 30, 2013. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States (U.S. “GAAP”).

Earnings per Share

Basic earnings per share does not include dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Dilutive securities are not included in the weighted average number of shares when inclusion would be anti-dilutive. Due to the net losses for the periods ended December 31, 2012 and 2011, basic and diluted loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

As of December 31, 2012, there were total shares of 18,870,344 issuable upon conversion of notes payable, exercise of warrants and options that were not included in the earnings per share calculation as they were anti-dilutive.

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

3. Convertible Notes Payable

Convertible notes payable consist of the following:

8.00% notes payable, due August 22, 2012, convertible to common stock at $.50 per share, interest payments are due at maturity, unsecured	$5,000
6.50% note payable, due November 26, 2011, convertible to common stock at $2 per share, interest payments are due annually, unsecured	50,000
6.50% note payable, due date August 31, 2010, convertible to common stock at $10.00 per share, interest payments are due annually, unsecured	50,000
105,000
Less current portion	(105,000)
$—

4. Notes Payable to Former Officer

Notes payable to former officer consists of the following:

2.00% note payable, due March 1, 2021, interest due at maturity, unsecured	$47,520

5. Convertible Notes Payable to Related Parties

Convertible notes payable to related parties consist of the following:

12% note payable net of unamortized debt discount of $192,857, due September 30, 2013, convertible to common stock at $.10 per share, interest payments are due monthly. Debt is secured by substantially all of the assets of the Company	$913,143
8.00 % note payable due February 28, 2014, convertible to common stock at $.50 per share, interest payments are due at maturity, unsecured	5,000
8.00 % note payable due August 26, 2012, convertible to common stock at $.50 per share, interest payments are due at maturity, unsecured	20,000
6.50% note payable, due May 2, 2013 convertible to common stock at $2.00 per share, interest payment is due at maturity, unsecured	145,000
1,083,143
Less current portion	(1,078,143)
$5,000

On December 20, 2012 the Company entered into an allonge to a convertible secured bridge note with Stockbridge Enterprises, L.P. (Stockbridge) to borrow an additional $606,000 and increase the original note amount from $500,000 to $1,106,000. As a term of this agreement, the Company will pay $45,369 of accrued interest on the promissory note dated August 15, 2012 in common stock at $.10 per share. This allonge effectively rolls the August 15, 2012 promissory note for $121,000 into the bridge note, replacing the 10% monthly rate with the 12% per annum interest rate. Additionally, the Company will issue a warrant exercisable to purchase 5,000,000 shares of common stock of the Company at $.50 per share for a term of five years. The Company will also issue 2,000,000 shares of common stock.

For accounting purposes, the Company has valued the shares issued at $.10 per share, resulting in a debt discount of $200,000 to be amortized over the remaining 280 days of the loan period. For the quarter ended December 31, 2012, this resulted in debt discount expense of $7,143.

6. Related Party Transactions

As detailed in Notes Payable to Former Officer Footnote 4, the Company has a note payable to its former President and Executive Chairman, David Dolezal.

As discussed in Convertible Notes Payable to Related Parties Footnote 5, on December 20, 2012 the Company entered into an allonge to a convertible secured bridge note with Stockbridge Enterprises, L.P. (Stockbridge) to borrow an additional $606,000 and increase the original note amount from $500,000 to $1,106,000.

7. Commitments and Contingencies

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

The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2012.

On November 7, 2011 the Company was named as a defendant in a lawsuit alleging a default on a note payable of $50,000 plus accrued interest. The note and accrued interest are reflected in the Company’s Balance Sheet as of December 31, 2012. The Company is working towards settling the litigation.

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

On December 27, 2011, the Company was named as a defendant in a lawsuit alleging a default on a two notes payable totaling $75,000 plus accrued interest. Ultimately, a judgment was entered against the Company as a result of this lawsuit. The notes and accrued interest are reflected in the Company’s Balance Sheet as of December 31, 2012.

The Company is in default on two notes payable totaling $25,000. The Company has been in communication with the note holders to request extensions or conversion.

On July 26, 2012, the Company was named as a Defendant in a lawsuit alleging patent infringement. The Company believes the lawsuit is without merit and is vigorously defending the action. The case has been transferred from New York to Arizona. A scheduling order has been put in place, discovery has begun, but no substantive issues have been decided.

The Company sells the majority of its products through major distributors. The Company warrants to the distributors that the product will be free from defects in material and workmanship. The Company has determined its product warranty to be immaterial at December 31, 2012. The likelihood that the Company’s estimate of the accrued product warranty claims will materially change in the near term is considered remote.

On December 1, 2012 the Company entered into a consulting agreement with Accounting & Finance Personnel for staffing and management consulting services. The monthly fee for these services is $1,861 for a term of one year.

8. Stockholders’ Deficit

Common Stock

On December 7, 2012, a holder of a delinquent $10,000 note elected to convert to stock at a preferred rate of $.50 per share, rather than the post-split amount of $1.00 per share stated in her original note.

On December 7, 2012, the Company issued 39,600 shares of stock for services performed in the fiscal year ended September 30, 2012. These shares were listed as an obligation to issue equity as of September 30, 2012 and the expense for the services was recognized in the fiscal year ended September 30, 2012.

On December 7, 2012, the Company sold 80,000 shares for $20,000 through a private placement.

As further detailed in Related Party Transactions Footnote 6, on December 20, 2012, the Company issued 2,453,690 shares of stock to Stockbridge as part of the terms of an allonge to a convertible secured bridge note.

Warrants

The balance of warrants outstanding for purchase of the Company’s common stock as of December 31, 2012 is as follows:

	Common Shares Issuable Upon Exercise of Warrants	Exercise Price of Warrants	Date Issued	Expiration Date
Issued under a Unit Purchase Agreement	535,000	$1.50	5/18/2010	5/17/2013
Issued under a private placement memorandum	250,000	$1.00	4/26/2011	4/25/2014
Issued under a private placement memorandum	50,000	$1.00	4/27/2011	4/26/2014
Issued under a private placement memorandum	25,000	$1.00	4/28/2011	4/27/2014
Issued under a private placement memorandum	200,000	$1.00	5/03/2011	5/02/2014
Issued for financing expense	20,000	$0.25	3/08/2012	3/07/2017
Issued under a consultant settlement agreement	40,000	$0.50	4/30/2012	4/29/2015
Issued as part of convertible agreement (1)	5,000,000	$0.50	12/20/2012	12/19/2017
Balance of Warrants at December 31, 2012	6,120,000

(1) As discussed in Related Party Transactions Footnote 6, on December 20, 2012, the Company issued a warrant for the purchase of 5,000,000 shares with an exercise price of $.50 and a term of five years.

Stock Options

The Company had the following options outstanding at December 31, 2012:

	Common Shares Issuable Upon Exercise of Options	Exercise Price of Options	Date Issued	Expiration Date
Options granted to former officer & two former senior advisory board members	775,000	$0.50	4/20/2011	4/19/2021
Options granted to former employee and three consultants	700,000	$0.50	7/19/2011	7/18/2016
Options granted under a consultant agreement settlement	52,844	$0.25	4/30/12	4/29/22
Balance of Options at December 31, 2012	1,527,844

9. Subsequent Events

On January 18, 2013 the Company entered into an allonge to a convertible secured bridge note with Stockbridge Enterprises, L.P. (Stockbridge) to borrow an additional $60,000 and increase the note amount from $1,106,000 to $1,166,000. As a term of this agreement, the Company will issue a warrant exercisable to purchase 600,000 shares of common stock of the Company at $.25 per share for a term of five years. Additionally, the exercise price of the 5,000,000 warrants issued on December 20, 2012 changed from $.50 to $.25. The Company will also issue 250,000 shares of common stock.

End of Notes to Financial Statements

F-5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis should be read in conjunction with Airware Labs Corp. financial statements and the related notes thereto. The Management's Discussion and Analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Report on Form 10-Q. The Company’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Report on Form 10-Q.

The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes and other financial data included elsewhere in this report. See also the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended September 30, 2012.

Results of Operations

Total revenue for the quarters ended December 31, 2012 and 2011 was $79,198 and $11,856, respectively. Operating expenses in the quarter ended December 31, 2012 amounted to $325,187 as compared to $1,376,499 for the quarter ended December 31, 2011. The decrease in expenses is a result of a decrease of $1,125,798 in Payroll expenses, which was $68,255 for the quarter ended December 31, 2012 as opposed to $1,194,053 for the quarter ended December 31, 2011. The decrease in payroll expenses was primarily due to stock compensation paid to Officers of the Company.

The net loss for the quarter ended December 31, 2012 was $384,631 as compared to $1,424,746 for the quarter ended December 31, 2011.

Liquidity and Capital Resources

Our balance sheet as at December 31, 2012 reflects $48,858 in cash and cash equivalents. We intend to raise the balance of our cash requirements for the next 12 months (approximately $5,000,000) from private placements or a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through future capital-raising efforts, we may review other financing possibilities such as bank loans. At this time, our Company does not have a commitment from any broker/dealer to provide financing. There is no assurance that any financing will be available or if available, on terms that will be acceptable.

Cash Flow from Operating Activities

During the quarter ended December 31, 2012, the Company’s operating activities provided $163,132 in cash compared with a use of cash totaling $213,287 for the quarter ended December 31, 2011. The decrease in cash used for operating activities is primarily due to a decrease in options issued for services.

Cash Flow from Investing Activities

During the quarters ended December 31, 2012 and 2011, the Company used $35,534 and $105,544 in cash for investing activities, respectively. The decrease in cash used for investing activities is primarily due to a decrease in notes receivable from related parties.

Cash Flow from Financing Activities

During the quarter ended December 31, 2012, the Company used $80,140 in cash for financing activities. This consisted of $85,000 in net financing from notes payable, $20,000 in proceeds from the issuance of stock for cash and ($185,140) in net proceeds from factoring accounts payable and accounts receivable. This compares with $135,000 provided during the quarter ended December 31, 2011 which was from net proceeds from convertible notes payable of $5,000 and proceeds from the exercise of warrants of $130,000.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2012, due to the material weaknesses resulting from no director qualifying as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

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

On November 7, 2011, the Company was named as a defendant in a lawsuit alleging a default on a note payable of $50,000 plus accrued interest. The note and accrued interest are reflected in the Company’s Balance Sheet as of December 31,.  The Company is working towards settling the litigation.

On December 27, 2011, the Company was named as a defendant in a lawsuit alleging a default on two notes payable totaling $75,000 plus accrued interest. Ultimately, a judgment was entered against the Company as a result of this lawsuit. The notes and accrued interest are reflected in the Company’s Balance Sheet as of December 31, 2012.

On July 26, 2012, the Company was named as a Defendant alleging patent infringement. The Company believes the lawsuit is without merit and is vigorously defending the action. The case has been transferred from New York to Arizona. A scheduling order has been put in place, discovery has begun, but no substantive issues have been decided.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.	Quarterly Issuances:

During the quarter, we did not issue any unregistered securities other than as previously disclosed.

2.	Subsequent Issuances:

Subsequent to the quarter, we did not issue any unregistered securities other than as previously disclosed.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

N/A.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit
Number	Description of Exhibit
3.01(a)	Articles of Incorporation	Filed with the SEC on May 12, 2011 as part of our Registration Statement on Form S-1/A.
3.01(b)	Certificate of Amendment to Articles of Incorporation dated October 26, 2012	Filed with the SEC on November 13, 2012 as part of our Current Report on Form 8-K
3.02	Bylaws	Filed with the SEC on May 12, 2011 as part of our Registration Statement on Form S-1/A.
10.01	Patent Sale Agreement	Filed with the SEC on May 12, 2011 as part of our Registration Statement on Form S-1/A.
10.02	License Agreement between Crown Dynamics Corp. and Zorah LLC	Filed with the SEC on January 20, 2012 on Form 8-K.
10.03	Share Exchange Agreement between Crown Dynamics Corp. and Airware Dated March 20, 2012	Filed with the SEC on March 26, 2012 on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
99.1	Crown Dynamics Corp. Subscription Agreement	Filed with the SEC on May 12, 2011 as part of our Registration Statement on Form S-1/A.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

AIRWARE LABS CORP.

Date: February 19, 2013	By:	/s/ Jeffrey Rassas
	Name:	Jeffrey Rassas
	Title:	Chief Executive Officer and Director

Date: February 19, 2013	By :	/s/ Jessica Smith
	Name :	Jessica Smith
	Title :	Chief Accounting and Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 19, 2013	By:	/s/ Jeffrey Rassas
	Name:	Jeffrey Rassas
	Title:	Chief Executive Officer and Director

Date: February 19, 2013	By :	/s/ Jessica Smith
	Name :	Jessica Smith
	Title :	Chief Accounting and Financial Officer

	By:	/s/ Ron Miller
	Name:	Ron Miller
	Title	Director

