Form 10-Q
period 2013-03-31
AIRWARE LABS CORP.
filed 2013-05-15
CIK 1500123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from:

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

 ☐ Yes  ☑ No

As of May 09, 2013, there were 35,970,477 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

AIRWARE LABS CORP.

BALANCE SHEETS

AS OF MARCH 31, 2013 AND SEPTEMBER 30, 2012

	As of	As of
	March 31,	September 30,
	2013	2012
	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$87,848	$1,400
Accounts receivable	136,284	611,370
Inventory	113,112	11,630
Deposits	5,000	—
Prepaid expenses	32,073	131,991
Total current assets	374,317	756,391

Other Assets:
Property and equipment, net	49,955	24,928
Intangible assets, net	308,268	325,463
Deposits	32,400	32,400
Total Assets	$764,940	$1,139,182

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities:
Accounts payable	$1,540,192	$1,535,245
Accrued interest	47,064	75,246
Accrued expenses	171,149	166,921
Factored amounts payable	80,509	231,933
Notes payable	62,500	62,500
Notes payable to related parties, net of discount	—	119,500
Convertible notes payable - current portion	105,000	415,000
Convertible notes payable to related parties - current portion, net of discount	1,202,977	665,000
Total current liabilities	3,209,391	3,271,345

Accrued interest to related parties	792	317
Notes payable to former officer	47,520	47,520
Convertible notes payable, less current portion	—	100,000
Convertible notes payable to related parties, less current portion	—	5,000
Total liabilities	3,257,703	3,424,182

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $.0001 per share, 200,000,000 and 200,000,000 shares authorized; 34,585,477 and 30,180,979 shares issued and outstanding at March 31, 2013 and September 30, 2012, respectively	3,459	3,018
Additional paid-in capital	10,001,188	9,357,853
Obligation to issue equity	9,143	28,943
Accumulated (deficit)	(12,506,553)	(11,674,814)
Total stockholders' (deficit)	(2,492,763)	(2,285,000)

Total Liabilities and Stockholders' (Deficit)	$764,940	$1,139,182

The accompanying notes are an integral part of these financial statements.

AIRWARE LABS CORP.

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2013 AND 2012

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2013	2012	2013	2012

Revenues, net	$119,616	$13,788	$198,814	$25,644
Cost of products sold	45,474	5,386	93,003	12,545
Gross profit	74,142	8,402	105,811	13,099

Operating expenses
General and administrative	330,480	2,166,678	611,711	3,521,511
Sales and marketing	71,922	54,099	115,878	75,765
Total expenses	402,402	2,220,777	727,589	3,597,276

(Loss) from operations	(328,260)	(2,212,375)	(621,778)	(3,584,177)

Other income (expense)
Interest income	—	748	—	1,244
Induced note conversion expense	—	—	(9,300)	—
Interest expense	(118,848)	(58,458)	(200,661)	(111,898)
Total other income (expense)	(118,848)	(57,710)	(209,961)	(110,654)

(Loss) before income taxes	(447,108)	(2,270,085)	(831,739)	(3,694,831)

Income tax expense	—	—	—	—

Net (loss)	$(447,108)	$(2,270,085)	$(831,739)	$(3,694,831)

Basic and diluted net (loss) per common share	$(0.01)	$(0.14)	$(0.03)	$(0.26)

Basic and diluted weighted average common
shares outstanding	33,231,681	16,722,214	31,874,811	14,227,527

The accompanying notes are an integral part of these financial statements.

AIRWARE LABS CORP.

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MARCH 31, 2013 AND 2012

(Unaudited)

	Six Months Ended
	March 31,	March 31,
	2013	2012

Operating Activities:
Net (loss)	$(831,739)	$(3,694,831)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	27,702	36,489
Common stock issued/obligated for services	10,000	3,045,587
Options and warrants issued for services	25,256	24,500
Interest expense from amortization of debt discount	80,041	48,372
Induced conversion expense	9,300	—
Stock issued for interest expense	89,106	—
Interest income on officer note receivable added to note balance	—	(1,151)
Changes in operating assets and liabilities:
Accounts receivable	475,086	(16,632)
Inventory	(101,482)	3,478
Prepaid expenses	99,918	10,000
Deposits	(5,000)	—
Accounts payable	4,947	23,880
Accrued interest	(27,707)	30,243
Accrued expenses	4,228	121,012
Net Cash Provided by (Used in) Operating Activities	(140,344)	(369,053)

Investing Activities:
Purchases of property and equipment	(35,534)	(37,000)
Notes receivable from related parties	—	(108,544)
Net Cash (Used in) Investing Activities	(35,534)	(145,544)

Financing Activities:
Stock issued for cash	228,750	5,000
Proceeds from convertible notes payable	585,000	110,000
Repayment of convertible notes payable	(400,000)	—
Proceeds from notes payable		37,500
Proceeds from factored accounts receivable	6,448	—
Repayment of factored accounts receivable note	(497,872)	—
Proceeds from exercise of warrants	—	325,000
Net Cash Provided by (Used in) Financing Activities	262,326	477,500

Net (Decrease) Increase in Cash	86,448	(37,097)

Cash - Beginning of Period	1,400	192,017

Cash - End of Period	$87,848	$154,920

Supplemental disclosure of cash flow information:
Interest paid in cash	$46,986	$30,000

Non-cash investing and financing activities:
Stock issued for convertible notes	10,000	5,000
Debt discount on note payable, related party	1,500
Warrants issued to related party for convertible note modification	1,564	25,000

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of March 31, 2013 and 2012, and for the periods then ended, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2013 and 2012 and the results of its operations and its cash flows for the periods then ended. These results are not necessarily indicative of the results expected for the fiscal year ended September 30, 2013. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States (U.S. “GAAP”).

Earnings per Share

Basic earnings per share does not include dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Dilutive securities are not included in the weighted average number of shares when inclusion would be anti-dilutive. Due to the net losses for the periods ended March 31, 2013 and 2012, basic and diluted loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

As of March 31, 2013, there were total shares of 21,345,808 issuable upon conversion of notes payable, exercise of warrants and vested options that were not included in the earnings per share calculation as they were anti-dilutive.

Reclassification

Certain items in the 2012 financial statement presentation have been reclassified to conform to the 2013 presentation. Such reclassifications have no effect on previously reported net (loss).

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

3. Convertible Notes Payable

Convertible notes payable consist of the following:

8.00% notes payable, due August 22, 2012, convertible to common stock at $.50 per share, interest payments are due at maturity, unsecured	$5,000
6.50% note payable, due November 26, 2011, convertible to common stock at $2 per share, interest payments are due annually, unsecured	50,000
6.50% note payable, due date August 31, 2010, convertible to common stock at $10.00 per share, interest payments are due annually, unsecured	50,000
105,000
Less current portion	(105,000)
$—

4. Notes Payable to Former Officer

Notes payable to former officer consists of the following:

2.00% note payable, due March 1, 2021, interest due at maturity, unsecured	$47,520

5. Convertible Notes Payable to Related Parties

Convertible notes payable to related parties consist of the following:

12% note payable net of unamortized debt discount of $173,023, due September 30, 2013, convertible to common stock at $.10 per share, interest payments are due monthly. Debt is secured by substantially all of the assets of the Company	$1,032,977
8.00 % note payable due February 28, 2014, convertible to common stock at $.50 per share, interest payments are due at maturity, unsecured	5,000
8.00 % note payable due August 26, 2012, convertible to common stock at $.50 per share, interest payments are due at maturity, unsecured	20,000
6.50% note payable, due May 2, 2013 convertible to common stock at $2.00 per share, interest payment is due at maturity, unsecured	145,000
1,202,977
Less current portion	(1,202,977)
$—

On December 20, 2012 the Company entered into a sixth allonge to a convertible secured bridge note with Stockbridge Enterprises, L.P. (Stockbridge) to borrow an additional $606,000 and increase the original note amount from $500,000 to $1,106,000. As a term of this agreement, the Company paid $45,369 of accrued interest on the promissory note dated August 15, 2012 in common stock at $.10 per share. This allonge effectively rolls the August 15, 2012 promissory note for $121,000 into the bridge note, replacing the 10% monthly rate with the 12% per annum interest rate. Additionally, the Company issued a warrant exercisable to purchase 5,000,000 shares of common stock of the Company at $.50 per share for a term of five years. The Company also issued 2,000,000 shares of common stock.

For accounting purposes, the Company has valued the shares issued for the sixth allonge at $.10 per share, resulting in a debt discount of $200,000 to be amortized over the remainder of the loan period. For the quarters ended March 31, 2013 and December 31, 2012, this resulted in debt discount expense of $64,286 and $7,143, respectively.

On January 18, 2013 the Company entered into a seventh allonge to a convertible secured bridge note with Stockbridge to borrow an additional $60,000 and increase the note amount from $1,106,000 to $1,166,000. As a term of this agreement, the Company issued a warrant exercisable to purchase 600,000 shares of common stock of the Company at $.25 per share for a term of five years. Additionally, the exercise price of the 5,000,000 warrants issued on December 20, 2012 changed from $.50 to $.25. The Company also issued 250,000 shares of common stock.

On February 22, 2013 the Company entered into an eighth allonge to a convertible secured bridge note with Stockbridge to borrow an additional $40,000 and increase the note amount from $1,166,000 to $1,206,000. As a term of this agreement, the Company issued a warrant exercisable to purchase 600,000 shares of common stock of the Company at $.25 per share for a term of five years. The Company also issued 250,000 shares of common stock.

For accounting purposes, the Company has valued the shares issued for the seventh and eighth allonges at $.10 per share, resulting in a debt discount of $25,000 to be amortized over the remainder of the loan period. For the quarter ended March 31, 2013, this resulted in debt discount expense of $5,548.

6. Related Party Transactions

As detailed in Notes Payable to Former Officer Footnote 4, the Company has a note payable to its former President and Executive Chairman, David Dolezal.

As discussed in Convertible Notes Payable to Related Parties Footnote 5, the Company has entered into three additional allonges to a convertible secured bridge note with Stockbridge Enterprises, L.P. to borrow an additional $706,000 and increase the original note amount from $500,000 to $1,206,000.

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

The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2013.

On November 7, 2011, the Company was named as a defendant in a lawsuit alleging a default on a note payable of $50,000 plus accrued interest. The note and accrued interest are reflected in the Company’s Balance Sheet as of March 31, 2013. The Company is working towards settling the litigation.

On December 22, 2011, the Company entered into a distribution agreement that provides for the issuance of common stock warrants, with an expiration date of 3 years, for the purchase of the Company’s common stock in an amount equal to 15% of the total products purchased by the distributor from the Company at the invoice price against the previous year’s purchases of paid invoices. The warrant price will be equal to the closing price of Airware Labs Corp.’s stock price at the anniversary date of the agreement. As noted in Stockholders’ Deficit Footnote 8, per this agreement the Company issued a three-year warrant to purchase 125,464 shares at $.75.

On December 27, 2011, the Company was named as a defendant in a lawsuit alleging a default on a two notes payable totaling $75,000 plus accrued interest. Ultimately, a judgment was entered against the Company as a result of this lawsuit. The Company has entered into a payment plan. The notes and accrued interest are reflected in the Company’s Balance Sheet as of March 31, 2013.

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

The Company sells the majority of its products through major distributors. The Company warrants to the distributors that the product will be free from defects in material and workmanship. The Company has determined its product warranty to be immaterial at March 31, 2013. The likelihood that the Company’s estimate of the accrued product warranty claims will materially change in the near term is considered remote.

On December 1, 2012, the Company entered into a consulting agreement with Accounting & Finance Personnel for staffing and management consulting services. The monthly fee for these services is $1,861 for a term of one year.

On February 25, 2013, the Company entered into an engagement agreement with Bridgewater Capital Corporation (Bridgewater) to act as placement agent and financial advisor. One objective of the agreement is a capital raise through equity or debt financing, of up to $5 million. The proceeds from a capital raise will be used primarily for marketing the Company’s products with the intended result of increasing sales through our distributors and retailers.

On March 28, 2013, the Company entered into an advisory agreement with Bridgewater Capital Corporation (Bridgewater). Bridgewater will assist the Company with strategic direction and partnerships as well as identifying potential acquisition opportunities. This agreement calls for payment of one million shares of stock over a six month period. This stock is distributed monthly based on performance and the agreement is cancelable at any time with no additional shares due.

8. Stockholders’ Deficit

On October 15, 2012, the Company issued 10,000 shares to Stockbridge Enterprises, L.P. as a condition of a promissory note dated August 15, 2012.

On December 7, 2012, a holder of a delinquent $10,000 note elected to convert to stock at a preferred rate of $.50 per share, rather than the post-split amount of $1.00 per share stated in her original note. On March 22, 2013, the company issued an additional 2,788 shares in payment of accrued interest.

On December 7, 2012, the Company issued 39,600 shares of stock for services performed in the fiscal year ended September 30, 2012. These shares were listed as an obligation to issue equity as of September 30, 2012 and the expense for the services was recognized in the fiscal year ended September 30, 2012.

Between December 7, 2012 and March 26, 2013, the Company sold 915,000 shares for $228,750 through a private placement.

As further detailed in Convertible Notes Payable to Related Parties Footnote 5, on December 20, 2012, the Company issued 2,453,690 shares of stock to Stockbridge as part of the terms of an allonge to a convertible secured bridge note.

On February 20, 2013, the Company issued 40,000 shares of stock for the payment of legal services.

As further detailed in Convertible Notes Payable to Related Parties Footnote 5, on February 20, 2013, the Company issued 250,000 shares to Stockbridge Enterprises, L.P. (Stockbridge) as a condition of a seventh allonge to a convertible secured bridge note. On March 22, 2013, the Company issued another 250,000 shares to Stockbridge as a condition of an eighth allonge to a convertible secured bridge note. Additionally, on that same date the Company issued 423,420 shares to Stockbridge in payment of accrued interest on the convertible secured bridge note.

Warrants

The balance of warrants outstanding for purchase of the Company’s common stock as of March 31, 2013 is as follows:

	Common Shares Issuable Upon Exercise of Warrants	Exercise Price of Warrants	Date Issued	Expiration Date
Issued under a Unit Purchase Agreement	535,000	$1.50	5/18/2010	5/17/2013
Issued under a private placement memorandum	250,000	$1.00	4/26/2011	4/25/2014
Issued under a private placement memorandum	50,000	$1.00	4/27/2011	4/26/2014
Issued under a private placement memorandum	25,000	$1.00	4/28/2011	4/27/2014
Issued under a private placement memorandum	200,000	$1.00	5/03/2011	5/02/2014
Issued for financing expense	20,000	$0.25	3/08/2012	3/07/2017
Issued under a consultant settlement agreement	40,000	$0.50	4/30/2012	4/29/2015
Issued as part of convertible agreement (1)	5,000,000	$0.25	12/20/2012	12/19/2017
Issued per distribution agreement (2)	125,464	$0.75	12/22/2012	12/21/2015
Issued as part of convertible agreement (3)	600,000	$0.25	1/18/2013	1/17/2018
Issued as part of convertible agreement (4)	600,000	$0.25	2/22/2013	2/21/2018
Balance of Warrants at March 31, 2013	7,445,464

(1) As noted in Related Party Transactions Footnote 6, on December 20, 2012, the Company issued a warrant for the purchase of 5,000,000 shares with an exercise price of $.50 and a term of five years. Per a later allonge, this exercise price was reduced from $.50 to $.25.

(2) As discussed in Commitments and Contingencies Footnote 7, on December 22, 2012, the Company issued a three-year warrant at $.75 to purchase 125,464 shares of stock per a distribution agreement.

(3) As noted in Related Party Transactions Footnote 6, on January 18, 2013, the Company issued a warrant for the purchase of 600,000 shares with an exercise price of $.25 and a term of five years.

(4) As noted in Related Party Transactions Footnote 6, on February 22, 2013, the Company issued a warrant for the purchase of 600,000 shares with an exercise price of $.25 and a term of five years.

Stock Options

The Company had the following options outstanding at March 31, 2013:

	Common Shares Issuable Upon Exercise of Options	Exercise Price of Options	Date Issued	Expiration Date
Options granted to former officer & two former senior advisory board members	775,000	$0.50	4/20/2011	4/19/2021
Options granted to former employee and three consultants	700,000	$0.50	7/19/2011	7/18/2016
Options granted under a consultant agreement settlement	52,844	$0.25	4/30/2012	4/29/2022
Options granted to Board member (1)	150,000	$0.30	1/25/2013	1/24/2023
Options granted to employee and two consultants (2)	1,550,000	$0.30	1/25/2013	1/24/2023
Balance of Options at March 31, 2013	3,227,844

(1) On January 25, 2013, the Company granted stock options to a Board member. These options are immediately vested, have an exercise price of $.30 and have a term of 10 years.

(2) On January 25, 2013, the Company granted stock options to an employee and two consultants. These options have an exercise price of $.30 and a term of 10 years. The options vest evenly over the next three years on the anniversary of the grant date, unless there is a change in corporate control, then the options vest immediately.

9. Subsequent Events

During April 2013, the Company sold an additional 585,000 shares for $146,250 through a private placement.

In April 2013, the Company filed an application with the Depository Trust Company (DTC). The Company is currently working through the eligibility process.

On April 8, 2013, the Company entered into an exclusive agency agreement with National United Trading and Investment FZ LLC. This is a performance-based agreement to develop new markets in the United Arab Emirates and other Middle Eastern markets of relevance.

On April 22, 2013, the Company entered into a consulting agreement with Mr. Charles Immel, an individual with extensive experience in the healthcare sector at the executive level. Mr. Immel has been engaged to develop and conduct a market assessment as well as pilot programs with healthcare professionals using the filtered line of products. This agreement is intended to quantify and develop a market in the healthcare sector to aid in the cross-protection of healthcare workers and ailing patients.

End of Notes to Financial Statements

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

Results of Operations

Total revenue for the quarters ended March 31, 2013 and March 31, 2012 was $119,616 and $13,788, respectively. Operating expenses in the quarter ended March 31, 2013 amounted to $402,402 as compared to $2,220,777 for the quarter ended March 31, 2012. The decrease in expenses is a result of a decrease of $1,696,424 in Payroll expenses, which was $39,853 for the quarter ended March 31, 2013 as opposed to $1,736,277 for the quarter ended March 31, 2012. The decrease in payroll expenses was primarily due to stock compensation paid to Officers of the Company.

The net loss for the quarter ended March 31, 2013 was $447,108 as compared to $2,270,085 for the quarter ended March 31, 2012.

Liquidity and Capital Resources

Our balance sheet as at March 31, 2013 reflects $87,848 in cash and cash equivalents. We intend to raise the balance of our cash requirements for the next 12 months (approximately $5,000,000) from private placements or a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through future capital-raising efforts, we may review other financing possibilities such as bank loans. At this time, our Company does not have a commitment from any broker/dealer to provide financing. There is no assurance that any financing will be available or if available, on terms that will be acceptable.

Cash Flow from Operating Activities

During the six months ended March 31, 2013, the Company’s operating activities used $140,344 in cash compared with a use of cash totaling $369,053 for the six months ended March 31, 2012. The decrease in cash used for operating activities is primarily due to decreases in payroll and related expenses as well as reduced office expenses.

Cash Flow from Investing Activities

During the six month periods ended March 31, 2013 and 2012, the Company used $35,534 and $145,544 in cash for investing activities, respectively. The decrease in cash used for investing activities is primarily due to a decrease in notes receivable from related parties.

Cash Flow from Financing Activities

During the six months ended March 31, 2013, the Company received $262,326 in cash from financing activities. This consisted of $185,000 in net financing from notes payable, $228,750 in proceeds from the issuance of stock for cash and ($151,424) in net repayments from factoring accounts payable and accounts receivable. This compares with $477,500 provided during the six months ended March 31, 2012 which was from net proceeds from convertible notes payable of $110,000, stock issued for cash of $5,000, proceeds from notes payable of $37,500 and proceeds from the exercise of warrants of $325,000.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as March 31, 2013, due to the material weaknesses resulting from no director qualifying as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

On November 7, 2011, the Company was named as a defendant in a lawsuit alleging a default on a note payable of $50,000 plus accrued interest. The note and accrued interest are reflected in the Company’s Balance Sheet as of March 31, 2013.  The Company is working towards settling the litigation.

On December 27, 2011, the Company was named as a defendant in a lawsuit alleging a default on two notes payable totaling $75,000 plus accrued interest. Ultimately, a judgment was entered against the Company as a result of this lawsuit. The notes and accrued interest are reflected in the Company’s Balance Sheet as of March 31, 2013

On July 26, 2012, the Company was named as a Defendant alleging patent infringement. The Company believes the lawsuit is without merit and is vigorously defending the action. The case has been transferred from New York to Arizona. A scheduling order has been put in place, discovery has begun, but no substantive issues have been decided.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.	Quarterly Issuances :

During the quarter, we did not issue any unregistered securities other than as previously disclosed.

2.	Subsequent Issuances:

Subsequent to the quarter, we did not issue any unregistered securities other than as previously disclosed.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

N/A.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit
Number	Description of Exhibit
3.01(a)	Articles of Incorporation	Filed with the SEC on May 12, 2011 as part of our Registration Statement on Form S-1/A.
3.01(b)	Certificate of Amendment to Articles of Incorporation dated October 26, 2012	Filed with the SEC on November 13, 2012 as part of our Current Report on Form 8-K
3.02	Bylaws	Filed with the SEC on May 12, 2011 as part of our Registration Statement on Form S-1/A.
10.01	Patent Sale Agreement	Filed with the SEC on May 12, 2011 as part of our Registration Statement on Form S-1/A.
10.02	License Agreement between Crown Dynamics Corp. and Zorah LLC	Filed with the SEC on January 20, 2012 on Form 8-K.
10.03	Share Exchange Agreement between Crown Dynamics Corp. and Airware Dated March 20, 2012	Filed with the SEC on March 26, 2012 on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
99.1	Crown Dynamics Corp. Subscription Agreement	Filed with the SEC on May 12, 2011 as part of our Registration Statement on Form S-1/A.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

AIRWARE LABS CORP.

Date: May 14, 2013	By:	/s/ Jeffrey Rassas
	Name:	Jeffrey Rassas
	Title:	Chief Executive Officer and Director

Date: May 14, 2013	By ;	/s/ Jessica Smith
	Name :	Jessica Smith
	Title :	Chief Accounting and Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 14, 2013	By:	/s/ Jeffrey Rassas
	Name:	Jeffrey Rassas
	Title:	Chief Executive Officer and Director

Date: May 14, 2013	By:	/s/ Jessica Smith
	Name:	Jessica Smith
	Title:	Chief Accounting and Financial Officer

Date: May 14, 2013	By:	/s/ Ron Miller
	Name:	Ron Miller
	Title:	Director

