Form 10-Q
period 2013-06-30
AIRWARE LABS CORP.
filed 2013-08-14
CIK 1500123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

☐ Yes  ☑ No

As of August 5, 2013, there were 36,792,277 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

AIRWARE LABS CORP.

BALANCE SHEETS

AS OF JUNE 30, 2013 AND SEPTEMBER 30, 2012

	As of	As of
	June 30,	September 30,
	2013	2012
	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$29,099	$1,400
Accounts receivable	23,487	611,370
Inventory	60,058	11,630
Deposits	5,000	—
Prepaid expenses	100,753	131,991
Total current assets	218,397	756,391

Other Assets:
Property and equipment, net	44,729	24,928
Intangible assets, net	299,670	325,463
Deposits	32,400	32,400
Total Assets	$595,196	$1,139,182

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities:
Accounts payable	$1,551,485	$1,535,245
Accrued interest	56,567	75,246
Accrued expenses	239,379	166,921
Factored amounts payable	—	231,933
Notes payable	62,500	62,500
Notes payable to related parties, net of discount	—	119,500
Convertible notes payable - current portion	105,000	415,000
Convertible notes payable to related parties - current portion, net of discount	1,289,489	665,000
Total current liabilities	3,304,420	3,271,345

Accrued interest to related parties	1,030	317
Notes payable to former officer	47,520	47,520
Convertible notes payable, less current portion	—	100,000
Convertible notes payable to related parties, less current portion	—	5,000
Total liabilities	3,352,970	3,424,182

Commitments and Contingencies
Stockholders' (Deficit):
Common stock, par value $.0001 per share, 200,000,000 and 200,000,000 shares authorized; 36,671,677 and 30,180,979 shares issued and outstanding at June 30, 2013 and September 30, 2012, respectively	3,667	3,018
Additional paid-in capital	10,455,501	9,357,853
Obligation to issue equity	9,143	28,943
Accumulated (deficit)	(13,226,085)	(11,674,814)
Total stockholders' (deficit)	(2,757,774)	(2,285,000)

Total Liabilities and Stockholders' (Deficit)	$595,196	$1,139,182

The accompanying notes are an integral part of these financial statements.

AIRWARE LABS CORP.

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2013 AND 2012

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012

Revenues, net	$673	$909	$199,487	$26,553
Cost of products sold	3,481	6,958	96,484	19,503
Gross profit	(2,808)	(6,049)	103,003	7,050

Operating expenses
General and administrative	470,689	393,767	1,082,400	3,915,278
Sales and marketing	110,806	35,713	226,684	111,478
Total expenses	581,495	429,480	1,309,084	4,026,756

(Loss) from operations	(584,303)	(435,529)	(1,206,081)	(4,019,706)

Other income (expense)
Interest income	—	2,007	—	3,251
Interest expense	(135,229)	(55,941)	(335,890)	(167,839)
Induced note conversion expense	—	—	(9,300)	—
Loss on disposition of property and equipment	—	(64,238)	—	(64,238)
Other expense	—	(550)	—	(550)
Total other income (expense)	(135,229)	(118,722)	(345,190)	(229,376)

(Loss) before income taxes	(719,532)	(554,251)	(1,551,271)	(4,249,082)

Income tax expense	—	—	—	—

Net (loss)	$(719,532)	$(554,251)	$(1,551,271)	$(4,249,082)

Basic and diluted net (loss) per common share	$(0.02)	$(0.01)	$(0.05)	$(0.19)

Basic and diluted weighted average common
shares outstanding	36,157,611	39,592,316	33,301,411	22,651,599

The accompanying notes are an integral part of these financial statements.

AIRWARE LABS CORP.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JUNE 30, 2013 AND 2012

(Unaudited)

	Nine Months Ended
	June 30,	June 30,
	2013	2012

Operating Activities:
Net (loss)	$(1,551,271)	$(4,249,082)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	41,526	51,174
Common stock issued/obligated for services	218,700	3,065,007
Options and warrants issued for services	41,957	45,500
Loss on disposition of property and equipment	—	64,238
Interest expense from amortization of debt discount	166,553	70,844
Induced conversion expense	9,300	—
Stock issued for interest expense	113,226	—
Interest income on officer note receivable added to note balance	—	(2,982)
Stock issued for payment of interest on convertible notes	—	1,167
Changes in operating assets and liabilities:
Accounts receivable	587,883	—
Inventory	(48,428)	(18,793)
Prepaid expenses	31,238	3,388
Deposits	(5,000)	(15,097)
Accounts payable	16,240	182,293
Accrued interest	(17,966)	38,791
Accrued expenses	72,458	108,507
Net Cash Provided by (Used in) Operating Activities	(323,584)	(655,045)

Investing Activities:
Purchases of property and equipment	(35,534)	(40,272)
Proceeds from disposition of property and equipment	—	5,800
Notes receivable from related parties	—	(80,889)
Net Cash (Used in) Investing Activities	(35,534)	(115,361)

Financing Activities:
Stock issued for cash	433,750	5,000
Proceeds from notes payable to related parties	—	40,000
Proceeds from convertible notes payable	585,000	185,000
Repayment of convertible notes payable	(400,000)	—
Proceeds from notes payable		37,500
Proceeds from factored accounts receivable	46,448	—
Repayment of factored accounts receivable note	(578,381)	—
Proceeds from exercise of warrants	—	325,000
Net Cash Provided by (Used in) Financing Activities	386,817	592,500

Net (Decrease) Increase in Cash	27,699	(177,906)

Cash - Beginning of Period	1,400	192,017

Cash - End of Period	$29,099	$14,111

Supplemental disclosure of cash flow information:
Interest paid in cash	$55,599	$45,000

Non-cash investing and financing activities:
Stock issued for convertible notes	10,000	30,000
Warrants issued to related party for convertible note modification	1,564	37,500

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of June 30, 2013 and 2012, and for the periods then ended, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2013 and 2012 and the results of its operations and its cash flows for the periods then ended. These results are not necessarily indicative of the results expected for the fiscal year ended September 30, 2013. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States (U.S. “GAAP”).

Earnings per Share

Basic earnings per share does not include dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Dilutive securities are not included in the weighted average number of shares when inclusion would be anti-dilutive. Due to the net losses for the periods ended June 30, 2013 and 2012, basic and diluted loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

As of June 30, 2013, there were total shares of 21,120,808 issuable upon conversion of notes payable, exercise of warrants and vested options that were not included in the earnings per share calculation as they were anti-dilutive.

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

The Company’s ability to meet its cash requirements in the next year is dependent upon obtaining this financing and achieving improved sales levels. If this is not achieved, the Company may be unable to obtain sufficient cash flow to fund its operations and obligations, and therefore, may be unable to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, and accordingly, do not include any adjustments relating to the recoverability and classification of recorded asset amounts; nor do they include adjustments to the amounts and classification of liabilities that might be necessary should the Company be unable to continue operations or be required to sell its assets.

3. Convertible Notes Payable

Convertible notes payable consist of the following:

8.00% notes payable, due August 22, 2012, convertible to common stock at $.50 per share, interest payments are due at maturity, unsecured	$5,000
6.50% note payable, due November 26, 2011, convertible to common stock at $2 per share, interest payments are due annually, unsecured	50,000
6.50% note payable, due date August 31, 2010, convertible to common stock at $10.00 per share, interest payments are due annually, unsecured	50,000
105,000
Less current portion	(105,000)
$—

4. Notes Payable to Former Officer

Notes payable to former officer consists of the following:

2.00% note payable, due March 1, 2021, interest due at maturity, unsecured	$47,520

5. Convertible Notes Payable to Related Parties

Convertible notes payable to related parties consist of the following:

12% note payable net of unamortized debt discount of $86,511, due September 30, 2013, convertible to common stock at $.10 per share, interest payments are due monthly. Debt is secured by substantially all of the assets of the Company	$1,119,489
8.00 % note payable due February 28, 2014, convertible to common stock at $.50 per share, interest payments are due at maturity, unsecured	5,000
8.00 % note payable due August 26, 2012, convertible to common stock at $.50 per share, interest payments are due at maturity, unsecured	20,000
6.50% note payable, due May 2, 2013 convertible to common stock at $2.00 per share, interest payment is due at maturity, unsecured	145,000
1,289,489
Less current portion	(1,289,489)
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

For accounting purposes, the Company has valued the shares issued for the sixth allonge at $.10 per share, resulting in a debt discount of $200,000 to be amortized over the remainder of the loan period. For the quarter and nine months ended June 30, 2013, this resulted in debt discount expense of $64,286 and $135,715, respectively.

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

For accounting purposes, the Company has valued the shares issued for the seventh and eighth allonges at $.10 per share, resulting in a debt discount of $50,000 to be amortized over the remainder of the loan period. For the quarter and nine months ended June 30, 2013, this resulted in debt discount expense of $22,226 and $27,774, respectively.

The Company is in discussions with the holder of the $145,000 convertible note which is currently in default.  The note holder has tentatively agreed to convert, and conversion terms are being negotiated.

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

As noted in Stockholders’ Deficit Footnote 8, on January 25, 2013 the Company granted stock options to an employee, two consultants and a director.

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

The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2013.

On November 7, 2011, the Company was named as a defendant in a lawsuit alleging a default on a note payable of $50,000 plus accrued interest. The note and accrued interest are reflected in the Company’s Balance Sheet as of June 30, 2013. The Company is working towards settling the litigation.

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

On December 27, 2011, the Company was named as a defendant in a lawsuit alleging a default on a two notes payable totaling $75,000 plus accrued interest. Ultimately, a judgment was entered against the Company as a result of this lawsuit. The Company has entered into a payment plan. The notes and accrued interest are reflected in the Company’s Balance Sheet as of June 30, 2013.

The Company is in default on three notes payable totaling $170,000. The Company has been in communication with the note holders to request extensions or conversion.

On July 26, 2012, the Company was named as a Defendant in a lawsuit alleging patent infringement.  The Company believes the lawsuit is without merit and is vigorously defending the action.  The case was transferred from New York to Arizona.  The parties are in the process of conducting discovery, and the Court has construed the disputed terms of the claims at issue.  Trial is scheduled for March 4, 2014.

The Company sells the majority of its products through major distributors. The Company warrants to the distributors that the product will be free from defects in material and workmanship. The Company has determined its product warranty to be immaterial at June 30, 2013. The likelihood that the Company’s estimate of the accrued product warranty claims will materially change in the near term is considered remote.

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

In May 2013, the Company renewed the lease at their current office location. The renewal commenced June 7, 2013, expires on June 6, 2014, and the monthly lease payment is $2477.

8. Stockholders’ Deficit

Common Stock

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

Between December 7, 2012 and June 26, 2013, the Company sold 1,735,000 shares for $433,750 through private placements.

As further detailed in Convertible Notes Payable to Related Parties Footnote 5, on December 20, 2012, the Company issued 2,453,690 shares of stock to Stockbridge as part of the terms of an allonge to a convertible secured bridge note.

On February 20, 2013, the Company issued 40,000 shares of stock for the payment of legal services.

As further detailed in Convertible Notes Payable to Related Parties Footnote 5, on February 20, 2013, the Company issued 250,000 shares to Stockbridge Enterprises, L.P. (Stockbridge) as a condition of a seventh allonge to a convertible secured bridge note. On March 22, 2013, the Company issued another 250,000 shares to Stockbridge as a condition of an eighth allonge to a convertible secured bridge note. Additionally, on that same date the Company issued 423,420 shares to Stockbridge in payment of accrued interest on the convertible secured bridge note. On May 7, 2013 the Company issued 120,600 shares of stock to Stockbridge in lieu of a cash payment of interest. Similarly, they issued another 120,600 shares on June 4, 2013 for the same purpose.

As referenced in Commitments and Contingencies Footnote 7, on April 4, 2013, the Company issued 1,000,000 shares of stock for payment to Bridgewater Capital Corporation.

On April 23, 2013, the Company issued 25,000 shares of stock for the payment of consulting services.

Warrants

The balance of warrants outstanding for purchase of the Company’s common stock as of June 30, 2013 is as follows:

	Common Shares Issuable Upon Exercise of Warrants	Exercise Price of Warrants	Date Issued	Expiration Date
Issued under a private placement memorandum	250,000	$1.00	4/26/2011	4/25/2014
Issued under a private placement memorandum	50,000	$1.00	4/27/2011	4/26/2014
Issued under a private placement memorandum	25,000	$1.00	4/28/2011	4/27/2014
Issued under a private placement memorandum	200,000	$1.00	5/03/2011	5/02/2014
Issued for financing expense	20,000	$0.25	3/08/2012	3/07/2017
Issued under a consultant settlement agreement	40,000	$0.50	4/30/2012	4/29/2015
Issued as part of convertible agreement (1)	5,000,000	$0.25	12/20/2012	12/19/2017
Issued per distribution agreement (2)	125,464	$0.75	12/22/2012	12/21/2015
Issued as part of convertible agreement (3)	600,000	$0.25	1/18/2013	1/17/2018
Issued as part of convertible agreement (4)	600,000	$0.25	2/22/2013	2/21/2018
Issued under a private placement memorandum (5)	140,000	$0.40	6/25/13	6/25/15
Issued under a private placement memorandum (5)	120,000	$0.40	6/26/13	6/26/15
Balance of Warrants at June 30, 2013	7,170,464

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

(5) On June 25 and June 26, 2013, the Company issued stock purchase warrants as part of stock subscription agreements.

Stock Options

The Company had the following options outstanding at June 30, 2013:

	Common Shares Issuable Upon Exercise of Options	Exercise Price of Options	Date Issued	Expiration Date
Options granted to former officer & two former senior advisory board members	775,000	$0.50	4/20/2011	4/19/2021
Options granted to former employee and three consultants	700,000	$0.50	7/19/2011	7/18/2016
Options granted under a consultant agreement settlement	52,844	$0.25	4/30/2012	4/29/2022
Options granted to Board member (1)	150,000	$0.30	1/25/2013	1/24/2023
Options granted to employee and two consultants (2)	1,550,000	$0.30	1/25/2013	1/24/2023
Options granted to medical advisory board member (3)	250,000	$0.26	5/20/2013	5/19/2016
Balance of Options at June 30, 2013	3,227,844

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

(3) On May 20, 2013, the Company granted 250,000 stock options to a member of our medical advisory board. 50,000 of these options vested immediately, with the remaining 200,000 shares vesting as certain benchmarks are achieved. As the dates of future performance are unknown, these unvested options have not been expensed in the financial statements. They will be expensed on the vesting dates as stated goals are met. The options that vested immediately were expensed on the grant date.

9. Significant Supplier

The Company’s products are manufactured by a factory in China. The ability of the Company to meet product order deadlines would be significantly impacted if the factory were to permanently cease operations for reasons outside of our control.

10. Subsequent Events

In July 2013, the Company entered into an agreement with internet marketing and Search Engine Optimization (SEO) firm Web-Op to increase visibility and awareness of the "AIR" Product line as well as education and online sales.  This is to be implemented through online marketing techniques such as search engine optimization, developed and produced video content, paid searches, relevant web content, and e-commerce.  We selected this group based on its past successes, particularly with health-related products sold direct to consumers.

On July 16, 2013, the Company entered into a Severance Agreement with Jeffrey Rassas, the Company’s Chief Executive Officer. Pursuant to this agreement, Mr. Rassas will be entitled to the following severance benefits: (i) the Company shall pay to Mr. Rassas his base salary for a period of 12 months following termination without cause; (ii) Mr. Rassas shall be paid any earned and unpaid bonus due; and, (iii) and all unvested stock-based compensation held by Mr. Rassas shall vest as of the date of termination.

The Company has been notified by our factory in China that unless we are able to provide firm order commitments, they are considering closure.  The Company owns the production molds, and is in negotiations with another factory in China to take over production.

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

Results of Operations

Total revenue for the three months ended June 30, 2013 was $673, as compared to $909 for the three months ended June 30, 2012. Our revenue for the quarter does not reflect approximately $220,000 in orders received during the quarter that were not fulfilled until the next quarter. Operating expenses in the quarter ended June 30, 2013 amounted to $581,495 as compared to $429,480 for the quarter ended June 30, 2012. The increase in expenses is a result of approximately $54,000 in sample expenses, additional sales and marketing consultant fees, and increased legal and other consulting fees. This is partially offset by reductions in rent and payroll expenses. The quarter ended June 30, 2013 included over $200,000 in stock-based, non-cash expenses for marketing consultants and other consulting expenses as compared to the quarter ended June 30, 2012, which included $18.000 of such expenses.

The net loss for the quarter ended June 30, 2013 was $719,532 as compared to $554,251 for the quarter ended June 30, 2012.

Liquidity and Capital Resources

Our balance sheet as at June 30, 2013 reflects $29,099 in cash and cash equivalents. During the nine months ended June 30, 2013, we raised $433,750 via private placements. We intend to raise additional cash to fund our ongoing marketing initiatives. If we are unsuccessful in raising enough money through future capital-raising efforts, we may review other financing possibilities such as bank loans. At this time, our Company does not have a commitment from any broker/dealer to provide financing. There is no assurance that any financing will be available or if available, on terms that will be acceptable.

Cash Flow from Operating Activities

During the nine months ended June 30, 2013, the Company’s operating activities used $323,584 in cash as compared to $655,045 for the nine months ended June 30, 2012. The decrease in cash used for operating activities is primarily due to decreases in payroll and related expenses as well as reduced rent and other office expenses.

Cash Flow from Investing Activities

During the nine month periods ended June 30, 2013 and 2012, the Company used $35,534 and $115,361 respectively, in cash for investing activities. The decrease in cash used for investing activities is primarily due to a decrease in notes receivable from related parties in the nine months ended June 30, 2013 as compared to no change in notes receivable for the same period in 2013.

Cash Flow from Financing Activities

During the nine months ended June 30, 2013, the Company received $386,817 in cash from financing activities. This consisted of $185,000 in net financing from notes payable, $433,750 in proceeds from the issuance of stock for cash less $231,933 in net repayments for factoring accounts payable and accounts receivable. This compares with $592,500 provided during the nine months ended June 30, 2012 which was from net proceeds from convertible notes payable of $185,000, stock issued for cash of $5,000, proceeds from notes payable of $77,500 and proceeds from the exercise of warrants of $325,000.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as June 30, 2013, due to the material weaknesses resulting from no director qualifying as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

On November 7, 2011, the Company was named as a defendant in a lawsuit alleging a default on a note payable of $50,000 plus accrued interest. The note and accrued interest are reflected in the Company’s Balance Sheet as of June 30, 2013.  The Company is working towards settling the litigation.

On December 27, 2011, the Company was named as a defendant in a lawsuit alleging a default on a two notes payable totaling $75,000 plus accrued interest. Ultimately, a judgment was entered against the Company as a result of this lawsuit. The Company has entered into a payment plan. The notes and accrued interest are reflected in the Company’s Balance Sheet as of June 30, 2013.

On July 26, 2012, the Company was named as a Defendant in a lawsuit alleging patent infringement.  The Company believes the lawsuit is without merit and is vigorously defending the action.  The case was transferred from New York to Arizona.  The parties are in the process of conducting discovery, and the Court has construed the disputed terms of the claims at issue.  Trial is scheduled for March 4, 2014.

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

On April 4, 2013, the Company issued 1,000,000 shares of restricted common stock pursuant to an Advisory Agreement dated March 28, 2013 at a cost basis of $0.2012 per share.

On April 25, 2013, the Company issued 25,000 shares of restricted common stock pursuant to a Consulting Agreement dated April 17, 2013, at a cost basis of $0.25 per share.

On May 14, 2013, the Company issued 360,000 shares of restricted common stock pursuant to Subscription Agreements entered into by and between the Company and investors, at a cost basis of $0.25 per share.

On May 14, 2013, the Company issued 120,600 shares of restricted common stock for payment of interest on loans to the corporation for the month of April 2013, at a cost basis of $0.10 per share.

On May 30, 2013, the Company issued 200,000 shares of restricted common stock pursuant to the Subscription Agreements entered into by and between the Company and investors, at a cost basis of $0.25 per share.

On June 19, 2013, the Company issued 120,600 shares of restricted common stock for payment of interest on loans to the corporation for the month of May 2013, at a cost basis of $0.10 per share.

On June 26, 2013, the Company issued 260,000 shares of restricted common stock pursuant to the Subscription Agreements entered into by and between the Company and investors, at a cost basis of $0.25 per share.

2.	Subsequent Issuances:

On July 16, 2013, the Company issued 120,600 shares of restricted common stock for payment of interest on loans to the corporation for the month of June 2013, at a cost basis of $0.10 per share.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

N/A.

ITEM 5.	OTHER INFORMATION

On July 16, 2013, the Company entered into a Severance Agreement with Jeffrey Rassas, the Company’s Chief Executive Officer pursuant to which Mr. Rassas will be entitled to the following severance benefits: (i) the Company shall pay to Mr. Rassas his base salary for a period of 12 months following termination without cause; (ii) Mr. Rassas shall be paid any earned and unpaid bonus due; and, (iii) and all unvested stock-based compensation held by Mr. Rassas shall vest as of the date of termination. This description of the Severance Agreement is a brief summary of its terms and does not purport to be complete, and is qualified in its entirety by reference to the Severance Agreement, a copy of which was filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on July 19, 2013, and is incorporated herein by reference.

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

AIRWARE LABS CORP.

Date: August 14, 2013	By:	/s/ Jeffrey Rassas
	Name:	Jeffrey Rassas
	Title:	Chief Executive Officer and Director

Date: August 14, 2013	By ;	/s/ Jessica Smith
	Name :	Jessica Smith
	Title :	Chief Accounting and Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 14, 2013	By:	/s/ Jeffrey Rassas
	Name:	Jeffrey Rassas
	Title:	Chief Executive Officer and Director

Date: August 14, 2013	By ;	/s/ Jessica Smith
	Name :	Jessica Smith
	Title :	Chief Accounting and Financial Officer

Date: August 14, 2013	By:	/s/ Ron Miller
	Name:	Ron Miller
	Title:	Director

