Form 10-K
period 2013-09-30
AIRWARE LABS CORP.
filed 2014-01-13
CIK 1500123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the yearly period ended September 30, 2013

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

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $4,018,355, based upon the price ($0.2012) at which the common stock was last sold as of March 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.

As of December 31, 2013, there were 32,658,545 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

Documents Incorporated By Reference:  None

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•	The availability and adequacy of our cash flow to meet our requirements;
•	Economic, competitive, demographic, business and other conditions in our local and regional markets;
•	Changes or developments in laws, regulations or taxes in our industry;
•	Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;
•	Competition in our industry;
•	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;
•	Changes in our business strategy, capital improvements or development plans;
•	The availability of additional capital to support capital improvements and development; and
•	Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context, references in this Annual Report to the words "we," "our," "us," the "Company," "AIRW," or “Airware” refers to Airware Labs Corp. All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

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

On March 20, 2012, through an equity exchange agreement (the “Share Exchange”), the Company acquired all of the issued and outstanding stock of Airware Holdings, Inc., a Nevada corporation (“Airware”), in exchange for 21,629,695 shares of the Company’s newly-issued common stock. Airware Holdings, Inc. was formed in February 17, 2010 as a Nevada corporation and is a non-prescription medical products company. Since the Share Exchange, the principal business purpose of the Company has shifted to the development, manufacture and distribution of nasal breathing devices. The Company now targets prospective customers such as compassionate sleeping partners, individuals with allergies and athletic enthusiasts throughout the United States, Canada and Europe.

On August 23, 2012, the Company entered into a Non-Exclusive License Agreement (the “Agreement”) with Zorah Technology, LLC (“Zorah”). The Agreement required a one-time issuance of Two Hundred Thousand (200,000) shares of restricted common stock in exchange for non-exclusive rights to develop and distribute the Zorah Technology. This Non-Exclusive License Agreement is meant to modify the existing license agreement originally entered into by the Company and Zorah on January 20, 2012. As a result of this modification, the 1,125,000 common shares issued pursuant to the January 20, 2012 Agreement were cancelled and returned to treasury.

Effective on November 13, 2012, the Company’s name was changed from Crown Dynamics Corp. to Airware Labs Corp.

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

All references to “we,” “us,” “our,” “Airware,” “Airware Labs,” or similar terms used in this Annual Report refer to Airware Labs Corp.

Business Summary

To date, we primarily engage in the development, manufacture and distribution of nasal breathing devices. The Company has a portfolio of patents all related to the nasal dilator-breathing device and its use as a primary delivery mechanism through the nasal passage of therapeutic essential oils. The Company targets prospective customers such as compassionate sleeping partners, individuals with allergies, and athletic enthusiasts throughout the United States, Canada and Europe. The Company utilizes information and current studies in the development and manufacture of our products in order to help promote the health benefits of improved breathing, particularly information regarding breathing and its impact on the human body, the effects of environmental factors, and the potential benefits provided by the strategic use of therapeutic essential oils. The Company is supported by a selective group of highly experienced doctors, engineers and scientists who provide advice and information on research topics relevant to the Company’s business purpose.

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

In June of 2012, Quest secured orders from many regional and national grocery and drug chains to carry several of the AIR® products. Additionally, Quest was successful in placing the AIR® product line with many of the largest online retailers, including Walgreens.com, Amazon.com, Drugstore.com, Target.com and more. Airware and Quest continue to increase product placement and recently expanded into Canada in the Fall Season of 2013. Airware has plans to implement an online marketing program to provide increased visibility to the AIR® product line, clinical studies and traffic to retail partners. Airware plans on recruiting and hiring a marketing veteran to assume the position of Chief Marketing Officer to lead this online rollout, which includes social media, video production and viral distribution, affiliate marketing, search and content.

Business Opportunity & Product Solutions

Breathing is the most important of basic human functions and accounts for 70% of the body's waste removal. The 21,600 breaths taken by people daily are all opportunities to impact overall health as unobstructed nasal breathing increases oxygen intake, promotes detoxification and helps with cellular rejuvenation.

According to the research study conducted by Kline & Company in November 2011, the market for natural remedies has grown at a compounded annual growth rate of 5.9% per year from 2009 to 2011, and according to Global Industry Analysts, Inc. is expected to reach $115 billion by 2015. Information from the press release also detailed that 40% of consumers were using more natural over-the-counter (“OTC'S”) than they had in the year previously, at the time of the 2011 report.

Despite the general economic downturn, consumers continue to demonstrate their interest in and demand for natural ways to improve their health. As such, with an entire line of AIR® products available, Airware sees a great opportunity to pursue such business based on vendor demand and the following facts with the associated AIR® solution:

  Americans currently spend over $34 billion annually on alternative medicine
  25% of the population suffers from allergies, spending $5.6 billion annually for medications that treat rather than prevent allergens from entering the system (AIR® Allergy)
  $4 billion spent annually for OTC cough/cold medicines, many of which have unpleasant side effects (AIR® Decongest)
  Sleep deprivation is a serious and rampant problem, demonstrated by the expected annual sales of OTC sleep aids reaching or exceeding $759 million annually. People who sleep less than 6 hours per night have a 70% higher mortality rate than those sleeping 7-8 hours (AIR® Breathe, AIR® Sleep/Snore)
  45% of the population snores, creating a demand for an effective solution to this widespread problem (AIR® Breathe, AIR® Sleep/Snore)
  The sale of sports related supplements is rapidly on the rise, growing 22% in 2011, and expected to reach $20 billion in retail sales in 2013 (AIR® Sport)
  The sale of nasal strips exceeded $100 million in 2011, though strips are less effective and not discreet (AIR® Breathe)
  Recent marketing efforts to promote nasal strips as a lifestyle choice to improve breathing, sleep and overall well-being indicate a need for this type of product for mainstream consumers (AIR® Breathe)
  1.9 billion airplane trips are taken every year, and airplane cabin air is a notoriously unhealthy breeding ground for bacteria and viruses. At this time, the only available solution is an uncomfortable, unsightly facemask. The 2003 SARS outbreak demonstrated widespread exposure as far as 7 rows away from an infected individual (AIR® Travel)

 The AIR® nasal dilator is made from FDA-approved, latex-free/adhesive-free hypoallergenic medical grade material and has passed both Cytotoxicity and an intracutaneous reactivity testing. The product is discreet, positioned on the inner nose, just at the nostrils edge, gently lifting and supporting the nasal valve passages, and opening airways. Unlike nasal strips, whose sales exceeded $100M in 2011, the AIR® product with its 20 patents can be worn all day and night in comfort, without altering appearance.

Two Airware Labs products, AIR® Allergy and AIR® Travel, are manufactured with 3M's Filtration Media. The two products, which are the only of their kind in the marketplace, offer a higher level of efficacy due to this strategic inclusion of the 3M filters. AIR® Allergy with 3M Filtration Media and AIR® Travel with 3M Filtration Media capture a larger number, and smaller size of particles, preventing them from entering the body. This in turn helps with the prevention of allergy symptoms and infection gained through travel-borne illnesses. AIR® Allergy and AIR® Travel are the only proactive, non-medical products available to mass consumers that contain a 3M Filter. This filter helps with preventing the introduction of allergy causing contaminants, which is the most effective way to decrease symptoms such as runny nose and sneezing. The product is worn discreetly inside the nose, allowing day use in addition to night.

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

BREATHE PRODUCTS

AIR® Breathe is a globally patented FDA exempt Class 1 medical device, made from soft, medical-grade material. Air® Breathe is an adhesive-free nasal breathing aid that provides instant relief for congestion and snoring caused by nasal constriction. AIR® fits comfortably and discreetly inside the nose, opening the nasal valve, and increasing airflow up to 40%. This breakthrough breathing technology is designed to allow consumers to take advantage of their powerful nasal system for optimal health.

Air® Breathe

Experience the benefits of better breathing with Air® Breathe:

  Increases airflow 38% more than nasal strips
  Drug-free, adhesive-free
  Instantly relieves nasal congestion
  Clinically proven to reduce snoring
  Discreet enough for daytime use
  Soft, comfortable, and nearly invisible
  Latex-free

FILTERS PRODUCTS

AIR® Filters (Allergy and Travel) provide the enhanced breathing provided by AIR® Breathe with an innovative 3M Filter. This discreet, personal nasal filter traps allergens and other airborne contaminants, such as bacteria and viruses, without reducing airflow.

Air® Allergy

Air® Allergy is a discreet personal filter that helps protect you from irritating airborne allergens. Air® Allergy fits just inside the nose and uses filtration media from 3M to help stop allergens before they enter your system. Air® Allergy is also lightly infused with a blend of premium therapeutic essential oils that is shown to help reduce the symptoms associated with allergies.

Breathe better. Feel better with Air® Allergy:

  Helps block airborne allergens like pollen, dust and pet dander
  Filtration media from 3M
  Easy to breathe through
  Drug-free
  Infused with an essential oil blend designed to reduce allergy symptoms
  Soft, comfortable and discreet
  Latex-free

Air® Travel

Air® Travel is a discreet personal filter that helps protect you from inhaling the bacteria and viruses commonly found in airplanes, trains and other forms of mass transit. Air® Travel fits just inside the nose and uses filtration media from 3M to put a barrier between you and airborne germs. Air® Travel is also lightly infused with a blend of premium essential oils that are shown to help provide antimicrobial protection.

Relax and enjoy the ride with Air® Travel:

  Helps reduce the inhalation of common bacteria and viruses
  Filtration media from 3M
  Easy to breathe through
  Soft, comfortable and discreet
  Individually wrapped and easy to pack
  Latex-free

ESSENTIALS PRODUCTS

AIR® Essentials (Sleep/Snore, Nausea, Headache and Decongest) are infused with therapeutic essential oils specifically formulated to provide drug-free relief to common ailments and increase athletic performance.

Sleep/Snore

Air® Essentials Sleep/Snore provides instant, drug-free relief for congestion and snoring caused by nasal constriction. It fits discreetly and comfortably just inside the nose to gently open nasal passages and increase airflow 38% more than nasal strips. Air® Essentials Sleep/Snore is also infused with a calming lavender essential oil blend that is shown to help reduce congestion and promote restful sleep.

Breathe better. Sleep better with Air® Essentials Sleep/Snore:

  Clinically proven to increase airflow 38% more than nasal strips
  Instantly relieves nasal congestion
  Clinically proven to reduce snoring
  Infused with a calming lavender essential oil blend
  Drug-free and adhesive-free
  Soft, comfortable and discreet
  Latex-free

Nausea

Air® Essentials Nausea provides fast, drug-free relief for a queasy stomach. By gently opening your nasal passages, Air® Essentials Nausea naturally increases airflow, helping reduce queasiness and calm nausea. Air® Essentials Nausea is also infused with a soothing ginger essential oil blend that is shown to help ease motion and altitude sickness, and reduce vomiting.

Breathe better. Feel better with Air® Essentials Nausea:

  Clinically proven to increase airflow 38% more than nasal strips
  Fast-acting and convenient
  An effective, non-drowsy alternative to nausea medications
  Infused with a soothing ginger essential oil blend
  Fits just inside the nose. Soft, comfortable and discreet
  Latex-free

Headache

Air® Essentials Headache provides fast, drug-free relief for headaches. By gently opening your nasal passages, Air® Essentials Headache naturally increases airflow to help reduce stress and manage pain quickly. Air® Essentials Headache is also infused with a soothing peppermint essential oil blend that is shown to help reduce headache pain.

Breathe better. Feel better with Air® Essentials Headache:

  Clinically proven to increase airflow 38% more than nasal strips
  Fast-acting and convenient
  Aspirin- and acetaminophen-free
  Infused with a soothing peppermint essential oil blend
  Fits just inside the nose. Soft, comfortable and discreet
  Latex-free

Decongest

Air® Essentials Decongest provides instant, drug-free relief for congestion caused by colds or allergies. It fits discreetly in the nose to gently open nasal passages and increase airflow 38% more than nasal strips. Air® Essentials Decongest is also infused with a soothing eucalyptus essential oil blend that is shown to help reduce congestion from colds and allergies.

Breathe better. Feel better with Air® Essentials Decongest:

  Clinically proven to increase airflow 38% more than nasal strips
  Instantly helps reduce congestion
  Drug-free
  Discreet enough for daytime use
  Clinically proven to reduce snoring
  Soft, comfortable and nearly invisible
  Latex-free

SPORT PRODUCTS

Air® Sport is infused with therapeutic essential oils specifically formulated to provide drug-free relief to common ailments and increase athletic performance.

Air® Sport

Air® Sport is a performance enhancing breathing aid that dramatically increases oxygen to fuel every cell in your body. Air® Sport fits discreetly in the nose to gently open nasal passages and increase airflow 38% more than nasal strips. Air® Sport is also infused with an energizing blend of premium essential oils to support a focused, intense, pumped up workout.

Fuel your body. Fuel your workout with Air® Sport:

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

Our principal offices are located at 8399 E. Indian School Rd., Suite 202, Scottsdale, AZ 85251. We currently rent this space for $2,477 per month. The lease expires on June 6, 2014. We believe that this space is adequate for our current and immediately foreseeable operating needs.

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

On November 7, 2011 the Company was named as a defendant in a lawsuit alleging a default on a note payable of $50,000 plus accrued interest. The note and accrued interest are reflected in the Company’s Balance Sheet as of September 30, 2012. During the year ended September 30, 2013, the Note Holder elected to convert his outstanding balance including accrued interest with modified conversion terms.

On December 27, 2011, the Company was named as a defendant in a lawsuit alleging a default on two notes payable totaling $75,000 plus accrued interest. Ultimately, a judgment for $92,001 was entered against the Company as a result of this lawsuit. Per a later settlement agreement, the Company has been making monthly payments of $4,000 against this judgment with interest due on the remaining balance of 4.25% per annum. The notes and accrued interest are reflected in the Company’s Balance Sheets in Notes Payable and Convertible Notes Payable as of September 30, 2013 and 2012.

On July 26, 2012, the Company was named as a Defendant in a lawsuit alleging patent infringement.  The Company believes the claims were without merit.  After the Company vigorously defended the action, the plaintiff moved to dismiss its own claims, and the Court entered judgment in the Company’s favor.  The Court also denied the Company’s request for reimbursement of its attorneys’ fees; the Company retains the right to appeal that decision.

On January 22, 2013, David Dolezal (“Mr. Dolezal”), a former officer and director of Airware Labs Corp., filed a Complaint against Airware Labs Corp. in the Superior Court of Arizona in Maricopa County, Case No. CV2013-004194, with regard to allegedly unpaid wages from Airware Labs Corp. Mr. Dolezal sought monetary damages for his claims. On December 11, 2013, the Parties filed a Stipulation for Dismissal and intend to dismiss this lawsuit with prejudice.

On December 5, 2013, the Company entered into a share re-purchase agreement with former officer Mr. David Dolezal to buy back 7,567,622 shares of common stock held by Mr. Dolezal and entities under his control.  Other outside investors were granted the opportunity to participate in this purchase, with 1,550,000 shares being purchased directly from Mr. Dolezal by others, and 6,017,622 being re-purchased by the Company.  Upon completion of this transaction on December 17, 2013, Mr. Dolezal no longer has any ownership in the Company.

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

Fiscal Quarter	High	Low
First Quarter (Oct. 1, 2013 – Dec. 31, 2013)	0.30	0.11
Fourth Quarter (Jul. 1, 2013 – Sept. 30, 2013)	0.66	0.15
Third Quarter (Apr. 1, 2013 – Jun. 30, 2013)	0.55	0.25
Second Quarter (Jan. 1, 2013 – Mar. 31, 2013)	0.75	0.20
First Quarter (Oct. 1, 2012 - Dec. 31, 2012)	1.01	0.25
Fourth Quarter (Jul. 1, 2012 – Sept. 30, 2012)	1.35	0.35
Third Quarter (Apr. 1, 2012 – Jun. 30, 2012)	2.50	0.81
Second Quarter (Jan. 1, 2012 – Mar. 31, 2012)	2.46	1.05

Record Holders

As of December 31, 2013, there were 32,658,545 common shares issued and outstanding, which were held by 145 stockholders of record.

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

On August 30, 2013, the Company issued 111,869 restricted shares of common stock for consulting services rendered to the company, at a cost basis of $0.402 per share.

On September 5, 2013, the Company issued 665,768 restricted shares of common stock to an existing shareholder pursuant to a Conversion Notice dated August 7, 2013.

On September 26, 2013, the Company issued 238,096 restricted shares of common stock as payment for principal and interest on a 6.5% Convertible Promissory Note, pursuant to a Conversion Notice dated September 19, 2013.

On September 30, 2013, the Company issued 281,400 restricted shares of common stock for payment of interest on loans to the corporation for the months of July and August 2013, at a cost basis of $0.086 per share.

On September 30, 2013, the Company issued 24,131 restricted shares of common stock for consulting and accounting services, at a cost basis of $0.38 per share.

On September 30, 2013, the Company issued 225,000 restricted shares of common stock for marketing services rendered to the Company, at a cost basis of $0.40 per share.

On September 30, 2013, the Company issued 5,000 restricted shares of common stock for marketing services rendered to the Company, at a cost basis of $0.50 per share.

Subsequent Issuances

On October 9, 2013, the Company issued 255,867 restricted shares of common stock as payment for interest on loans to the Company for September 2013, at a cost basis of $0.057 per share.

On December 10, 2013, the Company issued 291,200 restricted shares of common stock as payment for interest on loans to the Company for November 2013, at a cost basis of $0.05 per share.

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

Results of Operations

Total revenue for the years ended September 30, 2013 and 2012 was $341,991 and $892,187, respectively. The reduction in revenue is due in part to customer rebates given in the form of free goods marketing for Walgreens totaling $395,415 for the year ended September 30, 2013 compared to $137,774 for the year ended September 30, 2012. Cost of goods sold for the year ended September 30, 2013 was $143,822 as compared to $387,793 for the year ended September 30, 2012, resulting in gross profits of $198,169 and $504,394 for the years ended September 30, 2013 and 2012, respectively.

Operating expenses in the year ended September 30, 2013 amounted to $1,592,751 as compared to $4,285,773 for the year ended September 30, 2012. The decrease in expenses is primarily the result of a decrease of $2,998,061 in payroll expenses, which was $112,067 for the year ended September 30, 2013 as opposed to $3,110,127 for the year ended September 30, 2012. The decrease in payroll expenses was primarily due to stock compensation paid to Officers of the Company in the year ended September 30, 2012.

The net loss for the year ended September 30, 2013 was $3,325,069 as compared to $4,100,518 for the year ended September 30, 2012.

Liquidity and Capital Resources

Our balance sheet as at September 30, 2013 reflects $19,942 in cash and cash equivalents. We intend to raise the balance of our cash requirements for the next 12 months (approximately $5,000,000) from private placements or a registered public offering (either self-underwritten or through a broker-dealer). Additionally, we have the Stockbridge secured bridge note to draw from, which as of December 31, 2013 has an available balance of $998,000. If we are unsuccessful in raising enough money through future capital-raising efforts, we may review other financing possibilities such as bank loans. At this time, our Company does not have a commitment from any broker/dealer to provide additional financing. There is no assurance that any additional financing will be available or if available, on terms that will be acceptable.

Cash Flow from Operating Activities

During the year ended September 30, 2013, the Company used $353,544 in cash for operating activities compared with $966,175 for the year ended September 30, 2012. The decrease in cash used for operating activities is primarily due to collecting prior year’s receivables.

Cash Flow from Investing Activities

During the years ended September 30, 2013 and 2012, the Company used $35,534 and $94,875 in cash for investing activities, respectively. The decrease in cash used for investing activities is primarily due to the elimination of notes receivable from related parties.

Cash Flow from Financing Activities

During the year ended September 30, 2013, the Company received $407,620 in cash from financing activities. This consisted of $240,678 in net financing from notes payable, $398,875 in proceeds from the issuance of stock for cash net of amounts paid to raise equity and $231,933 in net repayment of factoring accounts payable and accounts receivable. This compares with $870,433 during the year ended September 30, 2012 which consisted of $308,500 in net financing from notes payable, $325,000 in proceeds from the exercise of warrants, $5,000 in proceeds from the issuance of stock for cash and $231,933 in net proceeds from factoring accounts payable and accounts receivable.

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

Future Financings

In addition to the Stockbridge secured bridge note, which as of December 31, 2013 has an available balance of $998,000, we will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

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

AIRWARE LABS CORP.

INDEX TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Airware Labs Corp.

We have audited the accompanying consolidated balance sheets of Airware Labs Corp. as of September 30, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years then ended. Airware Labs Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Airware Labs Corp. as of September 30, 2013 and 2012, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 23 to the financial statements, the 2012 financial statements have been restated to correct a misstatement. Our opinion is not modified with respect to this matter.

Respectfully submitted,

Weinberg & Baer, LLC

Baltimore, MD

December 31, 2013

AIRWARE LABS CORP.

(FORMERLY CROWN DYNAMICS CORP.)

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012

		Restated
	2013	2012

ASSETS
Current Assets:
Cash and cash equivalents	$ 19,942	$ 1,400
Accounts receivable	35,019	611,370
Inventory	51,423	11,630
Prepaid expenses and other current assets	10,690	131,991
Total current assets	117,074	756,391

Other Assets:
Property and equipment, net	31,619	24,928
Intangible assets, net	291,072	325,463
Deposits	2,400	32,400
Investment in Breathe Active, LLC	290	-
Total Assets	$ 442,455	$ 1,139,182

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities:
Accounts payable	$ 1,868,205	$ 1,655,269
Accrued interest - related parties	12,793	27,515
Accrued interest	6,441	47,731
Accrued expenses	18,554	166,921
Factored amounts payable	-	231,933
Notes payable	18,178	62,500
Notes payable to related parties, net of discount	-	119,500
Convertible notes payable - current portion	32,773	415,000
Convertible notes payable to related parties - current portion, net of discount	25,000	665,000
Total current liabilities	1,981,944	3,391,369

Accrued interest to related parties	1,267	317
Notes payable to former officer	47,520	47,520
Convertible notes payable, less current portion	22,227	100,000
Convertible notes payable to related parties, less current portion, net of discount	228,782	5,000
Warrant liability	1,098,566	-
Total liabilities	3,380,306	3,544,206

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $.0001 per share, 200,000,000 and 200,000,000 shares authorized; 38,129,100 and 29,966,538 shares issued and outstanding at September 30, 2013 and 2012, respectively	3,813	2,997
Additional paid-in capital	12,071,023	9,250,654
Obligation to issue equity	-	28,943
Accumulated (deficit)	(15,012,687)	(11,687,618)
Total stockholders' (deficit)	(2,937,851)	(2,405,024)

Total Liabilities and Stockholders' (Deficit)	$ 442,455	$ 1,139,182

 The accompanying notes are an integral part of these financial statements

AIRWARE LABS CORP.

(FORMERLY CROWN DYNAMICS CORP.)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

		Restated
	2013	2012

Revenues, net	$ 341,991	$ 892,187
Cost of products sold	143,822	387,793
Gross profit	198,169	504,394

Operating expenses
General and administrative	1,310,376	4,103,167
Sales and marketing	282,375	182,606
Total expenses	1,592,751	4,285,773

(Loss) from operations	(1,394,582)	(3,781,379)

Other income (expense)
Interest income	-	3,017
Forgiveness of debt	-	98,950
Induced note conversion expense	(141,432)	-
Interest expense	(1,764,191)	(283,656)
Loss on disposition of property and equipment	(278)	(64,238)
Loss on impairment of intangible assets	-	(72,800)
Bad debt expense	(30,000)	-
Other income	3	141
Valuation gain - common stock warrants	2,797,214	-
Financing cost for convertible note - related party	(2,791,803)	-
Other expense	-	(553)
Total other income (expense)	(1,930,487)	(319,139)

(Loss) before income taxes	(3,325,069)	(4,100,518)

Income tax expense	-	-

Net (loss)	$(3,325,069)	$(4,100,518)

Basic and diluted net (loss) per common share	$ (0.10)	$ (0.16)

Basic and diluted weighted average common	34,324,136	25,092,523
shares outstanding

The accompanying notes are an integral part of these financial statements.

AIRWARE LABS CORP.

(FORMERLY CROWN DYNAMICS CORP.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

			Additional	Obligation
	Common Stock		Paid-in	To Issue	Accumulated
	Shares	Amount	Capital	Equity	(Deficit)	Total
Balance at October 1, 2011 - Restated	11,251,309	$ 1,125	$ 5,700,001	$ -	$ (7,587,100)	$ (1,885,974)
Recapitalization due to reverse merger with Crown Dynamics Corp.	17,725,000	1,773	(41,456)	-	-	(39,683)
Issuance of stock for cash	10,000	1	4,999	-	-	5,000
Exchange of shares for services	705,213	71	244,480	28,943	-	273,494
Stock-based compensation expense	6,877,683	688	2,756,069	-	-	2,756,757
Exercise of warrants	3,250,000	325	324,675	-	-	325,000
Exchange of shares for interest expense	2,333	-	1,167	-	-	1,167
Shares issued for conversion of notes payable	60,000	6	29,994	-	-	30,000
Shares issued for non-exclusive license	200,000	20	72,780	-	-	72,800
Shares issued for financing expense	10,000	1	10,099	-	-	10,100
Discount of convertible notes	-	-	32,500	-	-	32,500
Stock options issued for services	-	-	66,500	-	-	66,500
Stock returned to treasury	(10,125,000)	(1,013)	1,013	-	-	-
Fair value of warrants issued for loan modification	-	-	47,833	-	-	47,833
Net (loss)	-	-	-	-	(4,100,518)	(4,100,518)
Balance at September 30, 2012 - Restated	29,966,538	2,997	9,250,654	28,943	(11,687,618)	(2,405,024)
Issuance of stock for cash	1,735,000	174	433,576	-	-	433,750
Exchange of shares for services	1,470,600	147	334,696	(28,943)	-	305,900
Exchange of shares for interest expense	1,646,962	164	180,207	-	-	180,371
Shares issued for conversion of notes payable	800,000	80	346,352	-	-	346,432
Stock issued for loan modification	2,510,000	251	1,404,124	-	-	1,404,375
Stock options issued for services	-	-	47,082	-	-	47,082
Stock options issued for investment in Breathe Active, LLC	-	-	290	-	-	290
Warrants issued for services	-	-	8,917	-	-	8,917
Discount of convertible notes	-	-	100,000	-	-	100,000
Cash paid to raise equity	-	-	(34,875)	-	-	(34,875)
Net (loss)	-	-	-	-	(3,325,069)	(3,325,069)
Balance at September 30, 2013	38,129,100	$ 3,813	$ 12,071,023	$ -	$ (15,012,687)	$ (2,937,851)

The accompanying notes are an integral part of these financial statements.

AIRWARE LABS CORP.

(FORMERLY CROWN DYNAMICS CORP.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

		Restated
	2013	2012

Operating Activities:
Net (loss)	$ (3,325,069)	$ (4,100,518)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	62,956	60,954
Common stock issued/obligated for services	305,900	3,030,251
Options and warrants issued for services	55,999	66,500
Loss on disposition of property and equipment	278	64,238
Loss on impairment of intangible assets	-	72,800
Interest expense from amortization of debt discount	1,532,634	126,962
Induced conversion expense	141,432	-
Interest income on officer note receivable added to note balance	-	(2,982)
Stock issued for payment of interest on convertible notes - related party	170,847	-
Stock issued for payment of interest on convertible notes	9,524	1,167
Bad debt expense	30,000	-
Forgiveness of debt	-	(98,950)
Valuation (gain)/expense - common stock warrants	(2,797,214)	-
Financing costs for senior convertible note - related party	2,791,803	-
Changes in operating assets and liabilities:
Accounts receivable	576,351	(611,370)
Inventory	(39,793)	(8,030)
Prepaid expenses	121,301	(121,991)
Deposits	-	(20,097)
Accounts payable	212,936	418,895
Accrued interest	(55,062)	59,609
Accrued expenses	(148,367)	96,387
Net Cash (Used in) Operating Activities	(353,544)	(966,175)

Investing Activities:
Purchases of property and equipment	(35,534)	(19,786)
Proceeds from disposition of property and equipment	-	5,800
Notes receivable from related parties	-	(80,889)
Net Cash (Used in) Investing Activities	(35,534)	(94,875)

Financing Activities:
Stock issued for cash	433,750	5,000
Proceeds from notes payable to related parties	-	161,000
Proceeds from convertible notes payable	685,000	185,000
Repayment of convertible notes payable	(400,000)	(75,000)
Proceeds from notes payable	-	37,500
Repayment of notes payable	(44,322)	-
Proceeds from factored accounts receivable	346,448	418,936
Repayment of factored accounts receivable note	(578,381)	(187,003)
Cash paid to raise equity	(34,875)	-
Proceeds from exercise of warrants	-	325,000
Net Cash Provided by Financing Activities	407,620	870,433

Net Increase (Decrease) in Cash	18,542	(190,617)

Cash - Beginning of Year	1,400	192,017

Cash - End of Year	$ 19,942	$ 1,400

Supplemental disclosure of cash flow information:
Interest paid in cash	$ 66,892	$ 65,783

Non-cash investing and financing activities:
Stock issued for convertible notes	$ 205,000	$40,100
Debt discount on note payable, related party	2,608,352	6,000
Stock issued for non-exclusive license	-	72,800
Warrants issued to related party for convertible note modification	3,895,780	45,833
Offsetting of notes receivable - officers and notes payable - officers	-	228,174
Recapitalization due to reverse merger with Crown Dynamics Corp.	-	39,683
Stock returned to treasury	-	1,013
Stock options issued for investment in Breathe Active, LLC	290	-

 The accompanying notes are an integral part of these financial statements.

AIRWARE LABS CORP.

(FORMERLY CROWN DYNAMICS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On March 20, 2012, through an equity exchange agreement, the Company acquired all of the issued and outstanding stock of Airware Holdings, Inc., a Nevada corporation (“Airware”), in exchange for shares of the Company’s newly-issued common stock. Airware Holdings, Inc. was formed in February 2010 and is a non-prescription medical products company. The principal business purpose of the Company is to develop, manufacture and distribute nasal breathing devices. The Company targets prospective customers such as compassionate sleeping partners, individuals with allergies and athletic enthusiasts throughout the United States, Canada and Europe.

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

Accounts Receivable

The Company follows the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense based on a review of the individual accounts outstanding and the Company’s prior history of uncollectible accounts receivable. As of September 30, 2013 and 2012, no allowance was established for potentially uncollectible accounts receivable as none was deemed necessary. During the years ended September 30, 2013 and 2012, the Company had no write-offs of receivables. The Company’s policy is to record finance charges on outstanding delinquent accounts receivable only if they are collected. Accounts receivable are generally unsecured.

On June 28, 2012, and effective August 29, 2012, the Company entered into a trade financing, guaranty and advance agreement that allows the Company to factor purchase orders and accounts receivable up to the total amounts of $250,000 and $1,000,000, respectively. The Company will pay a fee equal to 4% for the first 30 days and 1.34% for every ten days thereafter against the face amount of each purchase order advance. The Company will pay a fee equal to 1.75% for the first 30 days and 0.875% for every fifteen days thereafter against the face amount of each accounts receivable advance. Factoring advance amounts are secured by substantially all assets of the Company. As of September 30, 2013 and 2012, the Company had amounts payable for factoring of $0 and $231,933, respectively.

Inventory

Inventory is held by a third party and consists of finished goods and is stated at the lower of cost, determined by the first-in, first-out method, or market. Inventories are determined by physical counts.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided for on the straight-line method, over the estimated useful lives of the assets. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Betterments or renewals are capitalized when incurred. Gains and losses on the disposition of property and equipment are recorded in the period incurred. Production molds owned by the Company are capitalized and are included in manufacturing equipment. Pre-production design and development costs are expensed as incurred. Depreciation expense for the years ended September 30, 2013 and 2012 amounted to $28,565 and $26,563, respectively.

The estimated useful lives of property and equipment are:

•	Manufacturing equipment	2-3 years
•	Office furniture and equipment	5-7 years

Intangible Assets

Intangible assets consist of patents and intellectual property and are amortized over the period that the Company believes best reflects the time frame in which the economic benefits will be consumed. The Company evaluates intangible assets with definite lives for recoverability when events or circumstances indicate that these assets might be impaired. The Company tests those assets for impairment by comparing their respective carrying values to estimates of the sum of the undiscounted future net cash flows expected to result from the assets. If the carrying amount of an asset exceeds the sum of the undiscounted net cash flows expected from that asset, the Company recognizes an impairment loss based on the amount by which the carrying value exceeds the fair value of the asset. Loss on impairment of intangible assets for the years ended September 30, 2013 and 2012 totaled $0 and $72,800, respectively. Amortization expense for the years ended September 30, 2013 and 2012 amounted to $34,391 and $34,391 respectively, and is included in general and administrative expenses on the statements of operations.

Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company uses an estimate of the related undiscounted cash flows, excluding interest, over the remaining life of the property and equipment or other long-lived asset in assessing its recoverability. Impairment losses are recognized for the amount by which the carrying amount of the asset(s) exceeds the fair value of the asset(s). The Company primarily employs two methodologies for determining the fair value of a long-lived asset: (i) the amount at which the asset could be bought or sold in a current transaction between willing parties; or (ii) the present value of expected future cash flows grouped at the lowest level for which there are identifiable independent cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Loss on impairment of intangible assets for the years ended September 30, 2013 and 2012 totaled $0 and $72,800, respectively.

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

On an on-going basis, the Company assesses the likelihood that the deferred tax assets will be recovered from future taxable income. At September 30, 2013 and 2012 it was believed that the recovery of the deferred tax assets was less than likely and therefore, a full valuation allowance was established.

Interest relative to income taxes is charged to interest expense and penalties are charges to general and administrative costs if there are any assessments. No interest or penalties relative to income taxes has been recognized during the years ended September 30, 2013 or 2012.

The Company files income tax returns in the U.S. federal jurisdiction, and the State of Arizona. The Company is subject to U.S. federal, state, and local income tax examinations by tax authorities. All periods beginning on or after January 1, 2010 are open to examination by taxing authorities. The Company is not currently being audited by any of these entities nor has it been audited. The Company believes it has no tax positions for which the ultimate deductibility is highly uncertain. The Company changed its tax year-end from December 31 to September 30 effective with the January 1, 2013 tax year.

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

Fair Value of Financial Instruments

ASC Topic 820, Fair Value Measurements, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Topic 820 also specifies a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices in active markets for identical assets or liabilities,

Level 2: Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities,

Level 3: Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect our own estimate of assumptions that market participants would use in pricing the asset or liability.

Fair value accounting has been applied to the valuation of stock-based compensation and warrants issued. The valuation methodologies and inputs used are discussed in the respective footnotes.

Stock Options - We estimate the fair value of stock options using the Black-Scholes valuation model. Significant Level 3 assumptions used in the calculation were determined as follows:

•	Expected term is determined under the simplified method using an average of the contractual term and vesting period of the award as appropriate statistical data required to properly estimate the expected term was not available;

•	Expected volatility is measured using the historical changes in the market price of our common stock, disregarding identifiable periods of time in which share price was extraordinarily volatile due to certain events that are not expected to recur during the expected term;

•	Risk-free interest rate is used to approximate the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards; and

•	Forfeitures are based on the history of cancellations of warrants granted by us and our analysis of potential future forfeitures.

Warrants - We estimate the fair value of the warrant liability using Level 3 inputs for the valuation of the warrants using the Black-Scholes valuation model.

Net Loss Per Share

Basic earnings per share does not include dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Dilutive securities are not included in the weighted average number of shares when inclusion would be anti-dilutive. Due to the net losses for the years ended September 30, 2013 and 2012, basic and diluted loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

As of September 30, 2013 and 2012, there were total shares of 42,593,308 and 8,820,344, respectively issuable upon conversion of notes payable, exercise of warrants and vested options that were not included in the earnings per share calculation as they were anti-dilutive.

Shipping and Handling

Shipping and handling costs associated with the shipment of products to the customer are recorded as costs of goods sold.

Advertising Costs

Advertising costs are charged to expense when incurred.  Total advertising expense recognized during the years ended September 30, 2013 and 2012 were $9,127 and $2,994, respectively. Advertising expense is included in selling and marketing expenses on the accompanying statements of operations.

Reclassification

Certain items in the 2012 financial statement presentation have been reclassified to conform to the 2013 presentation. Such reclassifications have no effect on previously reported net (loss).

Recent Accounting Pronouncements

There have been no recently issued accounting pronouncements that have had or are expected to have a material impact on the Company’s financial statements.

Principals of Consolidation

The accompanying consolidated financial statements include the accounts of Airware Labs Corp and its wholly owned subsidiary, Airware Holdings, Inc. The Company’s investment in Breathe Active, LLC is accounted for under the equity method. Intercompany balances and transactions have been eliminated.

Stock-Based Compensation

All share-based payments to employees, including grants of employee stock options, are expensed based on their estimated fair values at grant date, in accordance with ASC 718. Compensation expense for stock options is recorded over the vesting period using the estimated fair value on the date of grant, as calculated using the Black-Scholes model. We classify all share-based awards as equity instruments and recognize the vesting of the awards ratably over their respective terms.

2.	Going Concern

The Company has incurred losses since inception and requires additional funds for future operating activities. The Company’s selling activity has not yet reached a level of revenue sufficient to fund its operating activities. These factors create an uncertainty as to how the Company will fund its operations and maintain sufficient cash flow to operate as a going concern.

In response to these financial difficulties, management is continuing to pursue financing from various sources, including private placements from investors and institutions. Management believes these efforts will contribute toward funding the Company’s activities until sufficient revenue can be earned from future operations. In addition, the Company is seeking additional distribution partners in both domestic and foreign markets. Management believes these combined efforts, if successful, will be sufficient to meet its working capital needs and its currently anticipated expenditure levels for the next year.

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

3.       Prepaid Expenses and Other Current Assets

	September 30,
	2013	2012
Insurance expense	$ 4,023	$ 2,958
Consulting	1,667	121,333
Deposits	5,000	-
Legal	-	4,000
Marketing	-	3,700
	$ 10,690	$ 131,991

4.       Property and Equipment, Net

	September 30,
	2013	2012
Manufacturing equipment	$ 45,000	$ 52,500
Office furniture and equipment	21,678	29,839
	66,678	82,339
Less: accumulated depreciation	(35,059)	(57,411)
	$ 31,619	$ 24,928

In June 2012, the Company moved to a new office location. At the time of the move, much of the office furniture was sold for $5,800 cash. This resulted in a loss on sale of fixed assets of $48,949. Additionally, at the time of the office move, certain office furniture and equipment items were stolen, resulting in a theft loss of $15,289.

During the year ended September 30, 2013, the Company disposed of production molds that are no longer in service. As the molds were fully depreciated, there was no related gain or loss on disposal. The Company also disposed of certain office equipment that is no longer in use resulting in a loss on disposal of assets of $278 for the year ended September 30, 2013.

5. Intangible Assets

The Company’s intangible assets relate to the Company’s patents and intellectual property. These assets are amortized over the remaining life of the original patent, which is 8.25 years as of September 30, 2013. At September 30, 2013 and 2012 the net carrying value was calculated as follows:

	September 30,
	2013	2012
Gross carrying amount	$ 481,337	$ 481,337
Less: accumulated amortization	(190,265)	(155,874)
	$ 291,072	$ 325,463

The scheduled amortization to be recognized over the next five years is as follows:

Year ending September 30,	Amount
2014	$ 34,391
2015	34,391
2016	34,391
2017	34,292
2018	33,101

6. Investment in Breathe Active, LLC

On September 28, 2013, the Company entered into an agreement with Breathe Active, LLC (Breathe Active) pursuant to which the Company granted Breathe Active the right to manufacture, use, distribute, sell, advertise and promote the Company’s products. Additionally, the Company will receive royalties on products sold by Breathe Active. As part of this agreement, the Company was granted an 18% non-voting ownership in Breathe Active. The Company issued 1,000,000 stock options as a term of this agreement. Breathe Active had no activities through September 30, 2013.

7. Accrued Expenses

Accrued expenses consist of the following:

	September 30,
	2013	2012
Compensation	$ 9,066	$ 124,260
Consulting	3,750	2,308
Payroll taxes	5,738	20,801
Factoring fees payable	-	13,520
Other	-	6,032
	$ 18,554	$ 166,921

8. Notes Payable

Notes payable consists of the following:

	September 30,
	2013	2012
10.00% note payable, due January 23, 2013, interest payable at maturity, unsecured	$ -	$ 37,500
7.00% note payable due April 30, 2011, interest payments are due semi-annually, unsecured. Terms amended in March 2013 to payment of $4,000 monthly payments of principal and interest of 4.25% until paid in full.	18,178	25,000
	$ 18,178	$ 62,500

Notes payable consists of a note that had gone into default for which a judgment was later filed. The Company is currently making payments on the outstanding balance. See Commitments and Contingencies Footnote 16, for further information.

9. Convertible Notes Payable

Convertible notes payable consist of the following:

	September 30,
	2013	2012
8.00% notes payable, due dates ranging from August 22, 2012 to September 28, 2012, convertible to common stock at $.50 per share, interest payments are due at maturity , unsecured	$5,000	$305,000

8.00% note payable, due March 19, 2014, convertible to common stock at $.25 per share, interest payments are due at maturity, unsecured	-	100,000

6.50% note payable, due date October 19, 2011, convertible to common stock at $1.00 per share, interest payments are due annually, unsecured	-	10,000

6.50% note payable, due November 26, 2011, convertible to common stock at $2 per share, interest payments are due annually, unsecured. Terms amended in March 2013 to interest at 4.25%, with $4,000 monthly payments of principal and interest beginning after the related note payable is paid in full	50,000	50,000

6.50% note payable, due date August 31, 2010, convertible to common stock at $10.00 per share, interest payments are due annually, unsecured	-	50,000
	55,000	515,000
Less current portion	(32,773)	(415,000)
	$22,227	100,00

During the year ended September 30, 2013, the Company repaid convertible notes payable in the amount of $400,000. Additionally, as discussed in Shareholders’ Deficit Footnote 17, Note Holders with notes totaling $60,000 elected to convert to common stock.

Convertible notes payable includes one note totaling $5,000 which is in default as of September 30, 2013. See Commitments and Contingencies Footnote 16 for further information.

Convertible notes payable also includes a note totaling $50,000 that was in default for which a judgment was later filed. The Company is currently making payments on the outstanding balance. See Commitments and Contingencies Footnote 16 for further information.

The future minimum payment of the convertible notes payable for each of the following years and in the aggregate:

Years ending September 30,	Amount
2014	$ 32,773
2015	$ 22,227

10. Notes Payable to Former Officer

Notes payable to former officer consists of the following:

	September 30,
	2013	2012
0.27% note payable, due August 1, 2016, interest due at maturity, unsecured	$ 47,520	$ 47,520

On December 5, 2013, the Company entered into a revised promissory note with former officer David Dolezal calling for four equal payments to begin on November 1, 2015 and ending August 1, 2016. Interest was reduced from 2.0% to 0.27%.

The future minimum payment of the note payable for each of the following years and in the aggregate:

Years ending September 30,	Amount
2014	$ -
2015	$ -
2016	$ 47,520

11. Notes Payable to Related Parties

Notes payable to related parties consists of the following:

	September 30,
	2013	2012
10.00% per month note payable net of unamortized debt discount of $1,500, due October 15, 2012, interest due monthly, unsecured	$ -	$ 119,500
	-	119,500
Less current portion	(-)	(119,500)
	$ -	$ -

Interest expense on the note payable to related party (including amortization of debt discount of $1,500 and $4,500, respectively) was $33,767 and $19,893 for the years ended September 30, 2013 and 2012, respectively.

As discussed further in Convertible Notes Payable to Related Parties Footnote 12, on December 20, 2012 the Company entered into an allonge to a convertible secured bridge note with Stockbridge Enterprises, L.P. that effectively rolled the $121,000 note payable reflected at September 30, 2012 into the bridge note.

12. Convertible Notes Payable to Related Parties

Convertible notes payable to related parties consist of the following:

	September 30,
	2013	2012

12% note payable net of unamortized debt discount of $1,077,218 and $0, at

September 30, 2013 and  2012, respectively, due September 30, 2015, convertible to common stock at $.10 per share, interest payments are due monthly. Debt is secured by substantially all of the assets of the Company.

	$ 228,782	$ 500,000
8.00 % note payable due February 28, 2014, convertible to common stock at $.50 per share, interest payments are due at maturity, unsecured	5,000	5,000
8.00 % note payable due August 26, 2012, convertible to common stock at $.50 per share, interest payments are due at maturity, unsecured	20,000	20,000
6.50% note payable, due May 2, 2013 convertible to common stock at $2.00 per share,interest payment is due at maturity, unsecured	-	145,000
	253,782	670,000
Less current portion	(25,000)	(665,000)
	$ 228,782	$ 5,000

Convertible notes payable to related parties include one note of $20,000 which was in default as of September 30, 2013. See Commitments and Contingencies Footnote 16 for further information.

On December 20, 2012, the Company entered into a sixth allonge to a convertible secured bridge note with Stockbridge Enterprises, L.P. (Stockbridge) to borrow an additional $606,000 and increase the original note amount from $500,000 to $1,106,000. As a term of this agreement, the Company paid $45,369 of accrued interest on the promissory note dated August 15, 2012 in common stock at $.10 per share. This allonge effectively rolls the August 15, 2012 promissory note for $121,000 into the bridge note, replacing the 10% monthly rate with the 12% per annum interest rate. Additionally, the Company issued a warrant exercisable to purchase 5,000,000 shares of common stock of the Company at $.50 per share for a term of five years. The Company also issued 2,000,000 shares of common stock to Stockbridge.

In connection with the issuance of the sixth allonge, the common stock was valued at $1,125,000, which was its trading price less a 25% discount due to its restricted status. In addition, the warrants were initially valued and accounted for as a warrant liability of $1,068,950. These values were allocated as a discount to the Convertible Note of $1,106,000, with the remainder of $1,087,950 expensed as a financing cost.

On January 18, 2013, the Company entered into a seventh allonge to a convertible secured bridge note with Stockbridge to borrow an additional $60,000 and increase the note amount from $1,106,000 to $1,166,000. As a term of this agreement, the Company issued a warrant exercisable to purchase 600,000 shares of common stock of the Company at $.25 per share for a term of five years. Additionally, the exercise price of the 5,000,000 warrants issued on December 20, 2012 changed from $.50 to $.25. The Company also issued 250,000 shares of common stock to Stockbridge.

In connection with the issuance of the seventh allonge, the common stock was valued at $138,750, which was its trading price less a 25% discount due to its restricted status. In addition, the warrants were initially valued and accounted for as a warrant liability of $203,520. These values were allocated as a discount to the Convertible Note of $182,888, with the remainder of $159,382 expensed as a financing cost.

On February 22, 2013, the Company entered into an eighth allonge to a convertible secured bridge note with Stockbridge to borrow an additional $40,000 and increase the note amount from $1,166,000 to $1,206,000. As a term of this agreement, the Company issued a warrant exercisable to purchase 600,000 shares of common stock of the Company at $.25 per share for a term of five years. The Company also issued 250,000 shares of common stock to Stockbridge.

In connection with the issuance of the eighth allonge, the common stock was valued at $140,625, which was its trading price less a 25% discount due to its restricted status. In addition, the warrants were initially valued and accounted for as a warrant liability of $208,110. These values were allocated as a discount to the Convertible Note of $185,750, with the remainder of $162,985 expensed as a financing cost.

On August 21, 2013, the Company entered into a ninth allonge to a convertible secured bridge note with Stockbridge which provided for up to $3,206,000 principal and a maturity date of September 30, 2015. As a term of this agreement, the Company issued a warrant exercisable to purchase 20,000,000 shares of common stock of the Company at $.10 per share for a term of five years. Additionally, the exercise price of the previously issued warrants from the sixth through eighth allonges changed from $.25 to $.10. Interest payments are due monthly and may be paid in stock at $.05 per share or the lowest closing price during the ten trading days immediately preceding the interest payment, whichever is lower. As of September 30, 2013, the Company has borrowed $100,000 against this additional $2,000,000 line.

In connection with the issuance of the ninth allonge, the warrants were initially valued and accounted for as a warrant liability of $2,415,200. These values were allocated as a discount to the Convertible Note of $1,033,714, with the remainder of $1,381,486 expensed as a financing cost

Interest expense on the convertible notes payable to related parties (including amortization of debt discount of $1,531,134 and $83,862, respectively) was $1,667,006 and $155,116 for the years ended September 30, 2013 and 2012, respectively.

The fair value of the common stock that Stockbridge would receive if it converted all of its convertible note payable would exceed the principal balance of the note by approximately $160,000 as of September 30, 2013.

The Holder of the $145,000 convertible note, which had been in default, elected to convert his note into common stock. During the year ended September 30, 2013, the Note Holder elected to convert his outstanding balance including accrued interest with modified conversion terms, resulting in the issuance of 665,768 shares, and a $104,858 induced conversion expense.

The future minimum payment of the convertible notes payable to related parties for each of the following years and in the aggregate:

Years ending September 30,	Amount
2014	$ 25,000
2015	1,306,000

13. Rent

The Company entered into a lease agreement commencing June 8, 2012 and expiring June 7, 2013. This lease was later renewed until June 6, 2014. In March 2013, the Company entered into an arrangement to sublease a portion of the office space on a month to month basis, resulting in rental income of $9,829 for the year ended September 30, 2013. Net rent expense was $19,692 and $80,367 for the years ended September 30, 2013 and 2012, respectively.

14. Related Party Transactions

As detailed in Notes Payable to Former Officer Footnote 10, the Company has a note payable to its former President, David Dolezal. Certain convertible notes are with parties related to the Company. These are former officers and significant consultants, as further detailed in Convertible Notes Payable to Related Parties Footnote 12. Certain other related party transactions are detailed in Subsequent Events Footnote 24.

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

As discussed in Convertible Notes Payable to Related Parties Footnote 12, the Company has entered into four additional allonges to a convertible secured bridge note with Stockbridge Enterprises, L.P. to borrow an additional $2,706,000 and increase the original note amount from $500,000 to $3,206,000.

As noted in Stockholders’ Deficit Footnote 17, on January 25, 2013 the Company granted stock options to two Officers, a consultant who is a note holder and shareholder, and a Director.

As noted in Commitments and Contingencies Footnote 16, on July 16, 2013, the Company entered into a Severance Agreement with Jeffrey Rassas.

As noted in Stockholders’ Deficit Footnote 17, during the year ended September 30, 2013, the Company issued 1,520,310 shares of stock in payment of interest on the Stockbridge convertible note.

During the years ended September 30, 2013 and 2012, the Company paid Stockbridge $11,008 and $61,008, respectively, in cash for payment of interest on both of their note and convertible notes.

15. Income Taxes

The Company’s provision for income tax (benefit) expense from operations consists of the following:

	For the years ended September 30,
	2013	2012
Current:
Federal and State	$ -	$ -
Deferred:	640,000	1,530,000
Less valuation allowance	(640,000)	(1,530,000)
Recognized tax benefit	$ -	$ -

For the years ended September 30, 2013 and 2012, the effective tax rate differs from the federal statutory rate primarily due to state income taxes, permanent differences, and the change in the valuation allowance as follows:

	For the years ended September 30,
	2013	2012
Statutory rate of 34% applied to
income (loss) before income taxes	$ (1,131,000)	$ (1,390,000)

State income tax expense (benefit)
of 4.612%, net of federal benefit	(153,000)	(188,000)

Increase (decrease) in income taxes
resulting from:
Valuation allowance - net
operating loss carryforward	640,000	1,530,000
Non-deductible items	644,000	48,000
	$ -	$ -

As of September 30, 2013, the Company has a net operating loss carryforward in the approximate amount of $11,190,000. Utilization of these net operating losses may be limited due to potential ownership changes under Section 382 of the Internal Revenue Code. The net operating loss carryforward is available to offset future federal and state taxable income through September 30, 2032 and September 30, 2017, respectively. The net operating losses would result in a deferred tax asset of approximately $4,320,000 as of September 30, 2013, which amount has been fully reserved through a valuation allowance.

16. Commitments and Contingencies

The Company has agreed to indemnify its officers and directors for certain events or occurrences that may arise as a result of the officers or directors serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited.

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

The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2013.

On November 7, 2011, the Company was named as a defendant in a lawsuit alleging a default on a note payable of $50,000 plus accrued interest. The note and accrued interest are reflected in the Company’s Balance Sheet as of September 30, 2012. During the year ended September 30, 2013, the Note Holder elected to convert his outstanding balance including accrued interest with modified conversion terms, resulting in the issuance of 238,096 shares, and a $29,598 induced conversion expense.

On December 22, 2011, the Company entered into a distribution agreement that provides for the issuance of common stock warrants, with an expiration date of 3 years, for the purchase of the Company’s common stock in an amount equal to 15% of the total products purchased by the distributor from the Company at the invoice price against the previous year’s purchases of paid invoices. The warrant price will be equal to the closing price of Airware Labs Corp.’s stock price at the anniversary date of the agreement. As noted in Stockholders’ Deficit Footnote 17, per this agreement the Company issued a three-year warrant to purchase 125,464 shares at $.75.

On December 27, 2011, the Company was named as a defendant in a lawsuit alleging a default on two notes payable totaling $75,000 plus accrued interest. Ultimately, a judgment for $92,001 was entered against the Company as a result of this lawsuit. Per a later settlement agreement, the Company has been making monthly payments of $4,000 against this judgment with interest due on the remaining balance of 4.25% per annum. The notes and accrued interest are reflected in the Company’s Balance Sheets in Notes Payable (Footnote 8) and Convertible Notes Payable (Footnote 9) as of September 30, 2013 and 2012.

The Company is in default on a convertible note payable totaling $5,000 and a convertible note payable to a related party totaling $20,000. The Company has been in communication with the note holders to request extensions or conversion.

On July 26, 2012, the Company was named as a Defendant in a lawsuit alleging patent infringement.  The Company believed the claims were without merit.  After the Company vigorously defended the action, the plaintiff moved to dismiss its own claims, and the Court entered judgment in the Company’s favor.  The Court also denied the Company’s request for reimbursement of its attorneys’ fees; the Company retains the right to appeal that decision.

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

On December 5, 2013, the Company entered into a share re-purchase agreement with former officer Mr. David Dolezal to buy back 7,567,622 shares of common stock held by Mr. Dolezal and entities under his control.  Other outside investors were granted the opportunity to participate in this purchase, with 1,550,000 shares being purchased directly from Mr. Dolezal by others, and 6,017,622 being re-purchased by the Company.  Upon completion of this transaction on December 17, 2013, Mr. Dolezal no longer has any ownership in the Company.

The Company sells the majority of its products through major distributors. The Company warrants to the distributors that the product will be free from defects in material and workmanship. The Company has determined its product warranty to be immaterial at September 30, 2013 and 2012. The likelihood that the Company’s estimate of the accrued product warranty claims will materially change in the near term is considered remote.

17. Stockholders’ Deficit

Common Stock

Number of Shares of Common Stock
Balance at September 30, 2011 - Restated	11,251,309
Issuance of stock for cash (1)	10,000
Shares issued for warrants redeemed (2)	3,250,000
Exchange of shares for services (3)	705,213
Shares issued for conversion of notes payable (4)	60,000
Exchange of shares for interest expense (4)	2,333
Stock-based compensation expense (5)	6,877,683
Shares issued for financing expense (6)	10,000
Crown shareholders at time of merger (7)	17,725,000
Shares issued for non-exclusive license (8)	200,000
Return of stock to treasury (9)	(10,125,000)
Balance at September 30, 2012- Restated	29,966,538
Shares issued for financing expense (10)	2,510,000
Issuance of stock for cash (11)	1,735,000
Shares issued for conversion of notes payable (12)	800,000
Exchange of shares for interest expense (12)	1,646,962
Exchange of shares for services (13)	1,470,600
Balance at September 30, 2013	38,129,100

As further detailed in Business Combination Footnote 22, the Company issued 21,629,695 shares to effect the business combination with Airware Holdings, Inc. on March 20, 2012. Airware Holdings, Inc. is the accounting acquirer for the purposes of the business combination and has treated the transaction as a recapitalization through a reverse merger process. As a consequence, the common stock of the Company has been restated to reflect the differences in par values of the stock.

(1) In February 2012, the Company sold 20,000 shares, 10,000 post-split, for $5,000.

(2) As further detailed in Footnote 17, Stockholders’ Deficit Warrants,” Stockbridge exercised 6,500,000 warrants between December 12, 2011 and March 20, 2012. They were issued 6,500,000 shares of common stock, or 3,250,000 shares post-split.

(3) During the year ended September 30, 2012, the Company issued 705,213 shares of the Company’s common stock for services. The shares were valued at the cost of the services provided, if known, and at the market value of the stock issued when unknown.

The Company has an obligation to issue an additional 63,731 shares of stock for services performed as of September 30, 2012. This is reflected on the balance sheet, and the cost of these services was recognized during the year-ended September 30, 2012. The shares were issued during the year ended September 30, 2013.

(4) During the year ended September 30, 2012, the Company issued 62,334 shares of the Company’s common stock in exchange for convertible notes of $30,000 and accrued interest of $1,167.

(5) On December 1, 2011, the Company entered into employment agreements with its Chief Executive Officer, Jeffrey Rassas, and its President, David Dolezal, with annual compensation of $150,000 each. In addition, the agreements provided for options to purchase the Company’s common stock for $0.05 per share exercisable over a ten year period. Mr. Rassas’ and Mr. Dolezal’s total options under the agreement were 4,585,122 and 9,170,244 of Airware Holdings, Inc. common stock, respectively. The options were to vest at 25% immediately on December 1, 2011 and 25% per each subsequent three month period thereafter. On March 19, 2012, the Company terminated the aforementioned employment agreements, while leaving the annual compensation in place, and replaced the above noted options with the immediate issuance of common stock of 2,292,561 and 4,585,122 shares, the Airware Labs Corp. share equivalent to the Airware shares provided for in the options under the agreement, to Mr. Rassas and Mr. Dolezal. The Company has valued the stock issued at $.50 per share for a total value of $1,146,281 and $2,292,561 for Mr. Rassas and Mr. Dolezal, respectively. The Company recognized $1,146,281 and $1,610,477 of Mr. Rassas’ and Mr. Dolezal’s total stock award of $1,146,280 and $2,292,561, respectively, as compensation for services for the year ended September 30, 2012. The Company recognized $682,084 for Mr. Dolezal’s stock award in the year ended September 30, 2011.

(6) Under the terms of a Convertible Debenture agreement on June 12, 2012 the Company issued 10,000 shares of the Company’s common stock.

(7) As of the date of the merger, Airware Labs Corp. had 17,725,000 shares outstanding. This includes 100,000 shares for two former directors of the Company that the Company is obligated to issue, and were issued in 2013.

(8) On August 16, 2012, the Company resolved that The Corporation may enter into a Non-Exclusive Licensing Agreement with Zorah Technology, a limited liability company, with offices at 5400 Laurel Springs Pkwy, Suite 107, Suwanee, GA 30024, for non-exclusive rights to Zorah's technology for development and distribution worldwide of Zorah's technologies which include a wireless technology to remotely monitor senior citizens and special needs adults, as well as the development of a transdermal blood sugar monitoring unit, which will allow people to take their blood sugar levels without pricking themselves. This Non-Exclusive Licensing Agreement is meant to modify the existing license agreement originally entered into on January 20, 2012. 200,000 restricted shares of common stock of the Corporation were issued pursuant to the Non-Exclusive Licensing Agreement as payment for the license.

(9) On July 23, 2012, the Company approved a resolution that the Nevada Agency and Transfer Company be authorized by the Board of Directors to cancel and return to treasury 9,000,000 post-split shares of the Company’s common stock held by Chana Zehavi and Amir Rehavi.

On August 23, 2012, the Company entered into an agreement with its former President to modify an existing license agreement with Zorah LLC (“Zorah”) from an exclusive license to a non-exclusive license. Among other requirements of the agreement, the former President agreed to surrender back to the Company 1,125,000 shares of the Company’s common stock.

(10) On October 15, 2012, the Company issued 10,000 shares to Stockbridge Enterprises, L.P. as a condition of a promissory note dated August 15, 2012.

On December 20, 2012, the Company issued 2,000,000 shares of stock to Stockbridge as part of the terms of the sixth allonge to the convertible secured bridge note.

On January 18, 2013, the Company issued 250,000 shares to Stockbridge as a condition of a seventh allonge to the convertible secured bridge note.

On February 22, 2013, the Company issued another 250,000 shares to Stockbridge as a condition of the eighth allonge to the convertible secured bridge note.

(11) Between December 7, 2012 and June 26, 2013, the Company sold 1,735,000 shares for $433,750 through private placements.

(12) On December 7, 2012, a holder of a delinquent convertible note elected to convert to stock at a preferred rate of $.50 per share, rather than the post-split amount of $1.00 per share stated in the original note. This resulted in the issuance of 20,000 shares. On March 22, 2013, the Company issued an additional 2,788 shares in payment of accrued interest.

On August 7, 2013, a holder of a delinquent convertible note payable to related party elected to convert to stock at a preferred rate of $.25 per share, rather than the post-split amount of $2.00 per share stated in the original note. This resulted in the issuance of 580,000 shares for the note conversion and 85,768 shares for the accrued interest.

On September 19, 2013, a holder of a delinquent convertible note elected to convert to stock at a preferred rate of $.25 per share, rather than the post-split amount of $10.00 per share stated in the original note. This resulted in the issuance of 200,000 shares for the note conversion and 38,096 shares for the accrued interest.

During the year ended September 30, 2013, the Company issued 1,520,310 shares of stock in payment of interest on the Stockbridge convertible note.

(13) During the year ended September 30, 2013, the Company issued 1,470,600 shares of the Company’s common stock for services. The shares were valued at the cost of the services provided, if known, and at the market value of the stock issued when unknown. This included 63,731 shares of stock previously obligated at September 30, 2012.

As of September 30, 2013 and 2012, the Company has not declared dividends on its stock.

Warrants:

Warrants issued, as originally granted by the Company, are as follows:

	Common Shares Issuable Upon Exercise of Warrants	Exercise Price of Warrants	Date Issued	Expiration Date
Balance of Warrants at September 30, 2011	6,660,000
Stockbridge issued as part of convertible debt modification (1)	2,000,000	$0.05	12/08/2011	12/07/2016
Stockbridge exercise of warrants (1)	(6,500,000)
Balance of Warrants at March 20, 2012	2,160,000
Adjustment to reflect one-for-two split (2)	(1,060,000)
Issued for financing expense (3)	20,000	$0.25	3/08/2012	3/07/2017
Balance of Warrants at September 30, 2012	1,120,000
Stockbridge issued as part of convertible agreement (4)	5,000,000	$0.10	12/20/2012	12/19/2017
Issued per distribution agreement (5)	125,464	$0.75	12/22/2012	12/21/2015
Stockbridge issued as part of convertible agreement (6)	600,000	$0.10	1/18/2013	1/17/2018
Stockbridge issued as part of convertible agreement (7)	600,000	$0.10	2/22/2013	2/21/2018
Issued under a private placement memorandum (8)	140,000	$0.40	6/25/2013	6/25/2015
Issued under a private placement memorandum (8)	120,000	$0.40	6/26/2013	6/26/2015
Stockbridge issued as part of convertible agreement (9)	20,000,000	$0.10	8/22/2013	8/22/2018
Expired warrants	(535,000)
Balance of Warrants at September 30, 2013	27,170,464

(1) On December 14, 2009, the Company entered into a Securities Purchase Agreement (Agreement) with Stockbridge Enterprises to purchase a $500,000 convertible secured bridge note. On October 26, 2010, the Company entered into an allonge to the secured convertible bridge note to extend the due date through September 30, 2011. The Company issued 500,000 (pre-reverse split) warrants for the purchase of the common stock under terms of the allonge.

On August 30, 2011, the Company entered into an allonge to the secured convertible bridge note to extend the due date through September 30, 2012. The Company issued 1,000,000 (pre-reverse split) warrants for the purchase of the Company’s Series D Convertible Preferred Stock, which immediately vested and agreed to issue an additional 1,000,000 warrants that would vest at the rate of 83,333 (pre-reverse split) warrants per month through August 30, 2012.

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

(2) On March 20, 2012, the Company entered into a share exchange agreement with Airware Holdings, Inc. As part of this merger, all stock, options and warrants of Airware Holdings, Inc. were subject to a one-for-two split. All outstanding warrants at March 20, 2012 were split and exercise prices doubled.

(3) On January 24, 2012, the Company entered into a promissory note agreement. As a term of this agreement, 10,000 warrants were to be issued on the stated maturity date of March 8, 2012. This agreement was later modified to reflect that 20,000 warrants were to be issued. Because this agreement was modified subsequent to the merger, these warrants were not subject to the one-for-two split.

(4) As noted in Related Party Transactions Footnote 14, on December 20, 2012, the Company issued a warrant for the purchase of 5,000,000 shares with an exercise price of $.50 and a term of five years. Per later allonges, this exercise price was reduced from $.50 to $.25, and then to $.10.

(5) As discussed in Commitments and Contingencies Footnote 16, on December 22, 2012, the Company issued a three-year warrant at $.75 to purchase 125,464 shares of stock per a distribution agreement.

(6) On January 18, 2013, the Company issued to Stockbridge a warrant for the purchase of 600,000 shares with an exercise price of $.25 and a term of five years. Per a later allonge, this exercise price was reduced from $.25 to $.10.

(7) On February 22, 2013, the Company issued a warrant to Stockbridge for the purchase of 600,000 shares with an exercise price of $.25 and a term of five years. Per a later allonge, this exercise price was reduced from $.25 to $.10.

(8) On June 25 and June 26, 2013, the Company issued stock purchase warrants as part of stock subscription agreements.

(9) On August 22, 2013, the Company issued a warrant to Stockbridge for the purchase of 20,000,000 shares with an exercise price of $.10 and a term of five years.

The following is a summary of the Company’s warrants that are outstanding and exercisable at September 30, 2013, adjusted to post-merger amounts and exercise prices:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Balance of Warrants at September 30, 2012	1,120,000	$1.21	1.24
Granted	26,585,464	$0.11	4.70
Exercised	-	-
Forfeited/Cancelled	(535,000)	$1.50
Balance of Warrants at September 30, 2013 - outstanding	27,170,464	$0.12	4.62
Balance of Warrants at September 30, 2013 – exercisable	27,170,464	$0.12	4.62

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

On January 25, 2013, the Company reserved 1,700,000 shares of its common stock for the granting of 1,100,000 stock options for the purchase of the Company’s common stock to corporate officers, 450,000 to a significant consultant, and 150,000 shares to a Board member. The options are exercisable at $.30 per share of common stock over a ten year term. The options for the Board member vested immediately, all others vest equally over the next three years.

On May 20, 2013, the Company reserved 250,000 shares of its common stock for the granting of stock options to a consultant. The options are exercisable at $.26 per share over a three year term. 50,000 options vested immediately, with the remaining options vesting after the completion of specified benchmarks.

On September 5, 2013, the Company reserved 250,000 shares of its common stock for the granting of stock options to a consultant. The options are exercisable at $.28 per share over a three year term. 50,000 options vested immediately, an additional 100,000 will vest on September 5, 2014, and the remaining options will vest on September 5, 2015.

As discussed further in Investment in Breathe Active, LLC Footnote 6, on September 28, 2013, the Company reserved 1,000,000 shares of its common stock for the granting of stock options in exchange for an investment in Breathe Active, LLC. 500,000 of the options vested immediately and are exercisable at $.25 per share with a term of 1.33 years. The remaining 500,000 options vest at the attainment of certain specified benchmarks and are exercisable at $.50 with a term of 1.33 years.

The Company determines the fair value of stock options issued on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for determining the fair value of the options granted during the year ended September 30, 2013:

Expected stock price volatility (1):
January 25, 2013 Options	34.91%
May 20, 2013 Options	31.61%
September 5, 2013 Options	31.36%
September 28, 2013 Options	32.24%

Expected dividend yield (2)	0.00%

Risk-free interest rate (3):
January 25, 2013 Options	1.98%
May 20, 2013 Options	0.40%
September 5, 2013 Options	0.97%
September 28, 2013 Options	0.09%

Option life:
January 25, 2013 Options	10.00 years
May 20, 2013 Options	3.00 years
September 5, 2013 Options	3.00 years
September 28, 2013 Options	1.33 years

(1) We have recently become a public company and common stock transactions were too infrequent, therefore we could not practicably estimate the expected volatility of our own stock. Accordingly, we have substituted the historical volatility of a relevant comparable company that is publicly traded and does business within the industry we operate.

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

The fair value of options granted during the year ended September 30, 2013 was:

January 25, 2013 Options	$0.08839
May 20, 2013 Options	$0.02365
September 5, 2013 Options	$0.02615
September 28, 2013 Options	$0.00058

Number of Stock Options
Outstanding at September 30, 2011	1,527,844
Granted	-
Exercised	-
Balance of Options at September 30, 2012	1,527,844
Granted	3,200,000
Exercised	-
Balance of Options at September 30, 2013	4,727,844
Vested at September 30, 2013	2,277,844
Weighted average remaining contractual term at September 30, 2013:
Granted	5.66 years
Vested	4.64 years
Weighted average exercise price at September 30, 2013	$0.37
Intrinsic value at September 30, 2013	$ -

It is the Company’s policy to reserve shares for options granted at the time of the grant. The Company reserves shares from its authorized but unissued shares available.

The total fair value of shares vested during the years ended September 30, 2013 and 2012 was $47,372 and $66,500, respectively. The weighted-average grant-date fair value of the options granted during the year ended September 30, 2013 was $.05. As of September 30, 2013, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures, was approximately $116,000.

18. Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, convertible notes payable, notes payable, and warrant liability. We do not believe that we are exposed to significant interest, currency, or credit risks arising from these financial instruments. The fair values of these financial instruments approximates their carrying values using Level 3 inputs, based on their short maturities or, for long-term debt based on borrowing rates currently available to us for loans with similar terms and maturities. Gains and losses recognized on changes in fair value of convertible notes and warrant liability are reported in other income (expense). Our initial warrant valuation was measured at fair value by applying the Black-Scholes option valuation model, which utilizes Level 3 inputs. The assumptions used in the Black-Scholes option valuation for the warrants are as follows:

Expected stock price volatility:
December 22, 2012 Warrants	37.69%
January 18, 2013 Warrants	37.81%
February 22, 2013 Warrants	37.88%
August 21, 2013 Warrants	37.67%

Expected dividend yield	0.00%

Risk-free interest rate:
December 22, 2012 Warrants	0.77%
January 18, 2013 Warrants	0.76%
February 22, 2013 Warrants	0.83%
August 21, 2013 Warrants	1.69%

Warrant life:
December 22, 2012 Warrants	5.00 years
January 18, 2013 Warrants	5.00 years
February 22, 2013 Warrants	5.00 years
August 21, 2013 Warrants	5.00 years

The risk free interest rate is based on United States Treasury rates with maturity dates approximating the expected term of the warrants. At the time of the initial warrant valuation, we had recently become a public company and common stock transactions were too infrequent, therefore we could not practicably estimate the expected volatility of our own stock. Accordingly, we have substituted the historical volatility of a relevant comparable company that is publicly traded and does business within the industry we operate.

The grant date fair value of the initial warrant valuations described above was as follows:

Warrant value:
December 22, 2012 Warrants	$0.21379
January 18, 2013 Warrants	$0.33920
February 22, 2013 Warrants	$0.34685
August 21, 2013 Warrants	$0.12076

The September 30, 2013 valuation was measured at fair value by utilizing the quoted market price for our common stock less a 25% discount due to the restricted status of the stocks associated with the warrants. These inputs of (i) publicly traded market price less discount for restrictions and (ii) Black-Scholes option valuation model provided a reasonable basis for valuation for the warrants as of September 30, 2013. Based on that valuation using the $0.11 discounted market price (closing market price of $0.15 less 25% discount) and assumptions used in the Black-Scholes option valuation model of: exercise price of $0.10, volatility of 35.63%, risk free interest rate of 1.39%, expected term of 4.9 years, and expected dividend yield of 0% the warrants had a net number value of $1,098,566.

The following table summarizes the warranty liability valuation for the year ended September 30, 2013:

Description	Fair Value Measurements Warrant Liability
Beginning balance, September 30, 2012	$-
Issuances	3,895,780
Valuation (gain) loss	(2,797,214)
Ending balance, September 30, 2013	$1,098,566

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

21. Customer Rebates

On July 5, 2012, the Company entered into an agreement with its domestic distributor to participate in promotions offering free product. There would be two programs, the first one offering the Air® Allergy product, and the second offering Air® Sleep Snore. At the time of the agreement, the quantity of free goods coupons that would be redeemed was unknown. For the first program, the Company recognized the free products via customer credits, totaling $137,774, as a reduction to revenue for the year ended September 30, 2012. Additionally, the Company recognized $29,988 in samples expense, which is reflected in Sales and Marketing on the Statements of Operations, in the year ended September 30, 2012.

The second program was more successful, resulting in giving away more product. The Company recognized $275,659 in customer credits as a reduction to revenue related to this program for the year ended September 30, 2013. The Company recognized $64,593 in samples expense in the year ended September 30, 2013.

As part of a separate agreement with its domestic distributor, the Company agreed to provide free product to assist in promotional efforts by the distributor. This free product would be recognized as credits on future orders as they are placed. During the year ended September 30, 2013, this resulted in $119,756 being recognized as customer credits against revenue and $22,841 in samples expense. An additional $74,648 in credit remains to be granted against future orders as they are placed per this agreement.

22. Business Combination

On March 20, 2012, the Company entered into a share exchange agreement with Airware Holdings, Inc. to exchange 21,629,695 of its newly-issued shares of common stock in exchange for 43,259,390 of the issued and outstanding shares and preferred stock of Airware Holdings, Inc., to exchange 1,100,000 Class A and B warrants of the Company for 2,160,000 Class A and B warrants of Airware Holdings, Inc., to exchange 1,475,000 options to purchase the Company’s common stock, at $.50 per share for 2,950,000 options to purchase Airware Holdings, Inc. common shares at $.25 per share and to exchange 52,844 options to purchase the Company’s common stock, at $.25 per share for 52,844 options to purchase Airware Holdings, Inc. common shares at $.25 per share.

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

23. Restatement

During 2013, the Company discovered that common stock that was thought to have been issued as payment for an outstanding invoice from 2011 was never issued. Due to late payment of this invoice, the Company also incurred interest that was not recorded. Accordingly, the Company restated its previously issued 2012 financial statements as follows:

	As Previously Stated	Adjustments	As Restated
Interest expense	$ 270,852	$ 12,804	$ 283,656
Total other income (expense)	(306,335)	12,804	(319,139)
(Loss) before income taxes	(4,087,714)	12,804	(4,100,518)
Net (loss)	(4,087,714)	12,804	(4,100,518)
Accounts payable	1,535,245	120,024	1,655,269
Common Stock - October 1, 2011	1,146	(21)	1,125
Additional paid-in capital - October 1, 2011	5,807,200	(107,199)	5,700,001
Total stockholders' (deficit) - October 1, 2011	(1,778,754)	(107,220)	(1,885,974)
Common Stock - September 30, 2012	3,018	(21)	2,997
Additional paid-in capital - September 30, 2012	9,357,853	(107,199)	9,250,654
Accumulated (deficit) - September 30, 2012	(11,674,814)	(12,804)	(11,687,618)
Total stockholders' (deficit) - September 30, 2012	(2,285,000)	(120,024)	(2,405,024)

In addition, the number of issued and outstanding shares of common stock has been restated as follows:

	As Previously Stated	Adjustments	As Restated
Common Stock - Shares - October 1, 2011	11,465,750	(214,441)	11,251,309
Common Stock - Shares - September 30, 2012	30,180,979	(214,441)	29,966,538

The restatement did not materially affect earnings per share.

24. Subsequent Events

As discussed in Notes Payable to Former Officer Footnote 10, on December 5, 2013, the Company entered into a revised promissory note with former officer David Dolezal calling for four equal payments to begin on November 1, 2015 and ending August 1, 2016. Interest was reduced from 2.0% to 0.27%.

As discussed in Commitments and Contingencies Footnote 16, on December 5, 2013, the Company entered into a share re-purchase agreement with former officer Mr. David Dolezal to buy back all stock holdings held by Mr. Dolezal and entities under his control. Upon completion of this transaction on December 17, 2013, Mr. Dolezal no longer has any ownership in the Company.

Subsequent to year end, the Company borrowed an additional $902,000 against the convertible secured note with Stockbridge (see Footnote 12). The total currently drawn on the note is $2,208,000.

On November 5, 2013, the Company entered into an agreement with Ramirez Advisors Inter-National, LLC to serve as an advisor to the Company as it pertains to the possible manufacturing of various Company products in Mexico as well as possible business opportunities for Company products in the Mexican market.  Additionally, Ramirez Advisors Inter-National, LLC will use its best efforts to locate distributors in Mexico City for the Company's filtration product line given the high levels of pollution in this region.

On December 16, 2013, the Company entered into a 90 day consulting agreement with Mr. Chase Herschman.  Mr. Herschman has been engaged to assist with the Marketing efforts of the Company.  Mr. Herschman will develop and market virally several video segments demonstrating how to properly use the Company's AIR Product line as well as benefits and science supporting efficacy.  It is anticipated that Mr. Herschman will accept a position as Marketing Director once the 90 day period has expired provided both parties agree that the terms and the goals set for the 90 day period were achieved.

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

Other than the disclosure of uncertainty regarding the ability for Airware to continue as a going concern which was included in Airware’s accountant’s report on the financial statements for the years ended September 30, 2011, and 2010, SM&C’s reports on the financial statements of Airware for the years ended September 30, 2011, and 2010, did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. For the two most recent fiscal years and any subsequent interim period through March 20, 2012, SM&C disclosed the uncertainty regarding the ability of Airware to continue as a going concern in its accountant’s report on the financial statements.

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

Prior to March 20, 2012, Airware did not consult with W&B regarding (1) the application of accounting principles to specified transactions, (2) the type of audit opinion that might be rendered on Airware’s financial statements, (3) written or oral advice was provided that would be an important factor considered by Airware in reaching a decision as to an accounting, auditing or financial reporting issues, or (4) any matter that was the subject of a disagreement between Airware and its predecessor auditor as described in Item 304(a)(1)(iv) or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2013, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

      A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2013, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We did not maintain appropriate cash controls – As of September 30, 2013, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

2.	We did not implement appropriate information technology controls – As at September 30, 2013, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

       Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of September 30, 2013, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Continuing Remediation Efforts to Address Deficiencies in Company’s Internal Control over Financial Reporting

Once the Company has maintained a steady business and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

2.	We will institute a policy for off-site data storage.

ITEM 9B.   OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers and Term of Office

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

Name	Age	Position
Jeffrey Rassas	51	President, Chief Executive Officer and Director
Jessica Smith	35	Chief Financial Officer, Secretary and Treasurer
Lorrie Henderson	51	Chief Operating Officer
Ron Miller	49	Director

Background and Business Experience

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

Jeffrey Rassás.  Mr. Rassás served as CEO and President at YouChange Holdings Corp. (publicly traded/YCNG) from 2008 to 2012. Mr. Rassás served as President and CEO of Global Alerts, holding company for Earth911.com and Pets911.com.  As CEO, Jeffrey led the team that acquired Earth911.com, Pets911.com and AMBERalert.com from a local Arizona company in 2006, whereupon executing a new strategy; recruiting a new management team and successfully executing the company’s plan led to several of the divisions achieving national success and distinction and significantly higher values, and the successful sale of AMBERalert.com. Prior to Global Alerts, Mr. Rassás served as Co-chairman and CEO of ImproveNet, Inc. (publicly traded/IMPV), which he acquired through a merger in 2002.  Rassás’ strategic vision and execution led to industry recognition of the company as “Best of Web” by Money Magazine.  In 2005, he sold the company to IAC/InterActiveCorp (IACI), the holding company of many popular websites such as LendingTree, Ask.com, Match.com, Citysearch.com, ServiceMagic.com, and Ticketmaster, delivering a substantial return on shareholder equity.   From 1997-2001, Mr. Rassás served as founder, CEO, and Chairman of the Board of publicly traded EBIZ Enterprises, a Linux solutions provider where he expanded company operations, yielding revenues in excess of $58 million. In addition, Mr. Rassás raised over $20 million dollars and took the company public in 1998.   A two-time finalist for Ernst & Young’s Entrepreneur of the Year award, Mr. Rassás has been a guest speaker at Thunderbird, the School of Global Management, serves on several outside boards including Chairman of the Board of BuildProof.com, and is a regular speaker at technology trade events around the nation.

Jessica Smith. Ms. Jessica Smith, CPA has been practicing accounting since graduating from Arizona State University in 2000. Ms. Smith started her career with Arthur Andersen, LLP and moved on to working with several companies in the private sector before starting her own accounting practice in 2008. Ms. Smith currently services a number of small and large local businesses with their financial accounting needs. In addition to pursuing continuing education required of all CPAs, Ms. Smith is also a member of several organizations, including the American Institute of Certified Public Accountants, the Arizona Society of Certified Public Accountants and the National Association of Tax Preparers.

Dr. Lorrie Henderson. Dr. Lorrie Henderson, PhD, MBA, has over 25 years of leadership experience in the fields of Medical/Healthcare/Behavioral Health. He has held the top leadership positions of President/Chief Executive Officer, Chief Operating Officer, Executive Vice-President, and Executive Director. Dr. Henderson has grown multiple organizations in both size and margin through a combination of executing acquisitions and organic growth. Dr. Henderson has served on multiple national boards and has conducted research, as well as published and presented numerous scientific peer-reviewed journal articles on a variety of topics. Dr. Henderson earned his bachelor’s degree from Florida Atlantic University, his master’s degree from Florida International University, a Ph.D. from Barry University in Florida, and an MBA, summa cum laude, from Jones International University. Currently, Dr. Henderson leads AirWare Labs as Chief Operating Officer, Southwest Spine and Sports and MU Medical as the Chief Operating Officer/Chief Financial Officer and is President/CEO of LGH, LLC. From 2011 to 2012 he was Executive Director of AHRC in New York City. From 2010 to 2011 he served as Executive Director of ChildHelp in Scottsdale, Arizona. From 2008 to 2010 he was Chief Clinical Officer and Senior Vice-President of Devereux Foundation in Villanova, Pennsylvania,, and from 2002 to 2008, Chief Executive Officer/Chief Operating Officer/Executive Vice President of KidsPeace, Orefield, Pennsylvania.

Ronald L. Miller, Jr.   Mr. Miller has served as the Chief Executive Officer of Southwest Capital Partners, LLC, an investment banking firm, since September 2009. He is a director and Chairman of the Audit Committee of Quest Resource Holding Corporation, an environmental consulting company. Mr. Miller served as a Managing Director of CKS Securities LLC, an investment banking firm, from February 2010 to December 2011. He served as Vice Chairman of Miller Capital Markets, LLC, a Scottsdale, Arizona headquartered boutique investment banking firm from May 2009 to August 2009. Mr. Miller served as Chief Executive Officer of Alare Capital Partners, LLC, a Scottsdale-based investment banking and strategic advisory firm. Previous executive positions included serving as Managing Director with The Seidler Companies Incorporated, a Los Angeles-based investment banking firm and member of the NYSE, and opening the Phoenix, Arizona office of Wells Fargo Van Kasper. He held a senior position with Imperial Capital and was associated with the Corporate Finance Department of Ernst & Young. He began his career in the M&A department of PaineWebber, Inc. Mr. Miller earned a BBA from The University of Georgia and a MBA with honors from The Georgia Institute of Technology.

Identification of Significant Employees

We have no significant employees other than our officers and directors.

Family Relationship

We currently do not have any officers or directors of our Company who are related to each other.

Auditors

Weinberg and Baer, LLC an independent registered public accounting firm, is our auditor.

Potential Conflicts of Interest

The Board of Directors has not established a nominating committee. The Board is of the opinion that such committee is not necessary since the Company has only two directors, and to date, such directors have been performing the functions of such committee. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation and nominations. We are not aware of any other conflicts of interest with any of our executive officers or directors.

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

Code of Ethics

The Company has not adopted a code of ethics that applies to its principal executive officers, principal financial officers, principal accounting officers or controller, or persons performing similar functions. We anticipate that we will adopt a code of ethics when we increase the number of our directors and officers, or the number of employees.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended September 30, 2013, Forms 5 and any amendments thereto furnished to us with respect to the year ended September 30, 2013, and the representations made by the reporting persons to us, we believe that during the year ended September 30, 2013, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation of Officers

The following tables set forth certain information about compensation paid, earned or accrued for services by our executive officers in the fiscal years ended September 30, 2013, and September 30, 2012.

A summary of cash and other compensation paid in accordance with management consulting contracts for our executives for the most recent two years is as follows:

Name and Principal Position	Title	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards(2) ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other compensation ($)	Total ($)
(a)		(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Jeffrey Rassas(1)	President, CEO and Chairman of Directors	2012	$138,722	$0	$1,146,281	0	0	0	0	$1,285,003
		2013	$152,896	$0	$0	$88,390	0	0	0	$241,286
Jessica Smith	CFO, Secretary and Treasurer	2012	$700	$0	$0	0	0	0	0	$700
		2013	$67,054	$0	$0	$8,839	0	0	0	$75,893
Dr. Lorrie Henderson	COO	2013	$3,750	$0	$0	0	0	0	0	$3,750
Ron Miller	Director	2012	$0	$0	$0	0	0	0	0	$0
		2013	$0	$0	$0	$13,259	0	0	0	$13,259
David Dolezal	Former President and Director	2012	$136,857	$0	$2,292,561	0	0	0	0	$2,429,418
		2013	$49,849	$0	$0	0	0	0	0	$49,849
John Glasgow	Former CFO	2012	$35,815	$0	$19,800	0	0	0	0	$55,615
		2013	$6,125	$0	$0	0	0	0	0	$6,125
Richard L Teters	Former Director	2012	$0	$0	$110,000	0	0	0	0	$110,000
		2013	$0	$0	$0	0	0	0	0	$0
M.L. Carr	Former Director	2012	$0	$0	$110,000	0	0	0	0	$110,000
		2013	$0	$0	$0	0	0	0	0	$0
Steve Aninye	Former CEO and Chairman of Director’s	2012	$1	$0	$0	0	0	0	0	$1
		2013	$0	$0	$0	0	0	0	0	$0
Amir Rehavi	Former President, CEO, and Director	2012	$0	$0	$0	0	0	0	0	$0
		2013	$0	$0	$0	0	0	0	0	$0
Chanah Zehavi	Former Secretary, CFO and Director	2012	$0	$0	$0	0	0	0	0	$0
		2013	$0	$0	$0	0	0	0	0	$0

Notes to Summary Compensation Table:

(1)	On July 16, 2013, the Company entered into a Severance Agreement (the “Agreement”) with Jeffrey Rassas, the Company’s Chief Executive Officer (“Mr. Rassas”) pursuant to which Mr. Rassas will be entitled to the following severance benefits: (i) the Company shall pay to Mr. Rassas his base salary for a period of 12 months following termination without cause; (ii) Mr. Rassas shall be paid any earned and unpaid bonus due; and, (iii) and all unvested stock-based compensation held by Mr. Rassas shall vest as of the date of termination. The preceding description of the Agreement is a brief summary of its terms and does not purport to be complete, and is qualified in its entirety by reference to the Severance Agreement, a copy of which was filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on July 16, 2013 and is incorporated herein by reference.
(2)	On January 25, 2013 (the “Grant Date”) Jeffrey Rassas, Jessica Smith and Ron Miller were granted 1,000,000, 100,000 and 150,000 options to purchase shares of common stock, respectively. The options are exercisable at $.30 per share of common stock over a ten year term. The options for Ron Miller vested immediately, all others vest equally over the next three years. The Company has calculated the estimated fair market value of the options granted using the Black-Scholes Option Pricing model and the following assumptions: stock price at valuation, $.23 (January 25, 2013 stock price discounted by 25%), expected term of 10 years, exercise price of $.30, a risk free interest rate of 1.98%, a dividend yield of 0% and a volatility of 34.91%.

Other than the foregoing, the Company has no agreement that provides for payment to executive officers at, following, or in connection with the resignation, retirement or other termination, or a change in control of Company or a change in any executive officer's responsibilities following a change in control.

Outstanding Equity Awards

The table below summarizes the outstanding equity awards to our executive officers as of September 30, 2013.

OPTION AWARDS
Name	Number of Common Shares Underlying Unexercised Options (#) Exercisable	Number of Common Shares Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Jeffrey Rassas	0	1,000,000	nil	$0.30	1/25/2023
Total	0	1,000,000	nil	-	-
Jessica Smith	0	100,000	nil	$0.30	1/25/2023
Total	0	100,000	nil	-	-
Dr. Lorrie Henderson	0	0	nil	-	-
Total	0	0	nil	-	-

Compensation of Directors

As of September 30, 2013, there is no cash compensation paid to directors for their service on our board of directors.

Employment Agreements

None.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table lists, as of December 31, 2013, the number of shares of common stock that are beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

Name and Address of Beneficial Owner, Directors and Officers:	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership (1)
Jeffrey Rassas ICO(2) Hayjour Family Limited Partnership 12689 N 120th PL Scottsdale, AZ 85259	2,525,894	7.73%
Jessica Smith(3) 8399 E Indian School Rd, Suite 202 Scottsdale, AZ 85251	33,333	0.10%
Dr. Lorrie Henderson(4) 8399 E Indian School Rd, Suite 202 Scottsdale, AZ 85251	0	0.00%
Ron Miller(5) 8399 E Indian School Rd, Suite 202 Scottsdale, AZ 85251	300,000	0.46%
All executive officers and directors as a group (4 people)	2,859,227	8.29%

Beneficial Shareholders greater than 5%
Stockbridge Enterprises LP 7377 E DoubleTree Ranch Rd Suite 200 Scottsdale, AZ 85258	7,827,377	23.97%
Barry Monheit(6) 6130 E Mockingbird Lane Paradise Valley, AZ 85253	2,000,000	6.12%

(1) Applicable percentage of ownership is based on 32,658,545 shares of common stock outstanding on December 31, 2013. Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of December 31, 2013, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2013, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Our common stock is our only issued and outstanding class of securities eligible to vote.
(2) Jeffrey Rassas is the Company’s CEO, President, and Director. Mr. Rassas’ beneficial ownership includes: 2,192,561 shares of restricted common stock and 333,333 shares issuable upon the exercise of stock options, which vest on January 25, 2014.
(3) Jessica Smith is the Company’s CFO, Secretary and Treasurer. Ms. Smith’s beneficial ownership includes 33,333 shares issuable upon the exercise of stock options, which vest on January 25, 2014.
(4) Dr. Lorrie Henderson is the Company’s’ Chief Operating Officer.
(5) Ron Miller is a Director of the Company. Mr. Miller’s beneficial ownership includes 300,000 shares issuable upon exercise of stock options.
(6) Barry Monheit’s beneficial ownership includes: 1,000,000 shares of common stock held personally is his name and 1,000,000 shares of common stock held by the Monheit Family Trust. Mr. Monheit has investment and voting control over the common shares beneficially owned by the Monheit Family Trust.

Change in Control

 There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCBB on which shares of common stock are quoted does not have any director independence requirements. The NASDAQ definition of “Independent Director” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Jeffrey Rassas is not an independent director because he is also an executive officer of the Company. According to the NASDAQ definition, Ron Miller is an independent director.

Related Party Transactions

As detailed in Notes Payable to Former Officer Footnote 10 to the Financial Statements, the Company has a note payable to its former President, David Dolezal. Certain convertible notes are with parties related to the Company. These are former officers and significant consultants, as further detailed in Convertible Notes Payable to Related Parties Footnote 12. Certain other related party transactions are detailed in Subsequent Events Footnote 24.

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

As discussed in Convertible Notes Payable to Related Parties Footnote 12 to the Financial Statements, the Company has entered into four additional allonges to a convertible secured bridge note with Stockbridge Enterprises, L.P. to borrow an additional $2,706,000 and increase the original note amount from $500,000 to $3,206,000.

As noted in Stockholders’ Deficit Footnote 17 to the Financial Statements, on January 25, 2013 the Company granted stock options to two Officers, a consultant who is a note holder and shareholder, and a Director.

As noted in Commitments and Contingencies Footnote 16 to the Financial Statements, on July 16, 2013, the Company entered into a Severance Agreement with Jeffrey Rassas.

As noted in Stockholders’ Deficit Footnote 17 to the Financial Statements, during the year ended September 30, 2013, the Company issued 1,520,310 shares of stock in payment of interest on the Stockbridge convertible note.

During the years ended September 30, 2013 and 2012, the Company paid Stockbridge $11,008 and $61,008, respectively, in cash for payment of interest on both of their note and convertible notes.

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

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

•	Disclosing such transactions in reports where required;
•	Disclosing in any and all filings with the SEC, where required;
•	Obtaining disinterested directors consent; and
•	Obtaining shareholder consent where required.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Our principal independent accountant is Weinberg & Baer, LLC. Their pre-approved fees billed to the Company are set forth below:

	For Fiscal Year Ended September 30, 2013	For Fiscal Year Ended September 30, 2012
Audit Fees	$35,000	$48,500
Tax Fees (Paid to Weinberg & Baer LLC)	$3,000	$1,500

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

Exhibit
Number	Description of Exhibit
3.01a	Articles of Incorporation	Filed with the SEC on May 12, 2011 as part of our Registration Statement on Form S-1/A.
3.01b	Certificate of Amendment to Articles of Incorporation dated October 26, 2012	Filed with the SEC on November 13, 2012 as part of our Current Report on Form 8-K
3.02	Bylaws	Filed with the SEC on May 12, 2011 as part of our Registration Statement on Form S-1/A.
10.01	Patent Sale Agreement	Filed with the SEC on May 12, 2011 as part of our Registration Statement on Form S-1/A.
10.02	License Agreement between Crown Dynamics Corp. and Zorah LLC	Filed with the SEC on January 20, 2012 as part of our Current Report on Form 8-K.
10.03	Share Exchange Agreement between Crown Dynamics Corp. and Airware Dated March 20, 2012	Filed with the SEC on March 26, 2012 as part of our current report on Form 8-K.
10.04	Severance Agreement between Airware Labs Corp and Jeffrey Rassas, effective July 16, 2013	Filed with the SEC on July 19, 2013 as part of our Current Report on Form 8-K.
10.05	Share Re-Purchase Agreement between Airware Labs Corp. and DCI, LLC, Technoflex, LLC, and Viadox, LLC, dated December 5, 2013.	Filed with the SEC on December 24, 2013 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
99.1	Crown Dynamics Corp. Subscription Agreement	Filed with the SEC on May 12, 2011 as part of our Registration Statement on Form S-1/A.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

Airware Labs Corp.

Date: January 10, 2014	By:	/s/ Jeffrey Rassas
Name: Jeffrey Rassas Title: Chief Executive Officer and Director

Date: January 10, 2014	By:	/s/ Jessica Smith
Name: Jessica Smith Title: Chief Accounting and Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Airware Labs Corp.

Date: January 10, 2014	By:	/s/ Jeffrey Rassas
Name: Jeffrey Rassas Title: Chief Executive Officer and Director

Date: January 10, 2014	By:	/s/ Ron Miller
Name: Ron Miller Title: Director