Form 10-Q
period 2013-12-31
AIRWARE LABS CORP.
filed 2014-02-14
CIK 1500123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

☐ Yes  ☑ No

As of February 10, 2014, there were 33,437,462 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

AIRWARE LABS CORP. AND SUBSIDIARY

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

AIRWARE LABS CORP. AND SUBSIDIARY

(FORMERLY CROWN DYNAMICS CORP.)

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2013 AND SEPTEMBER 30, 2013

	As of	As of
	December 31,	September 30,
	2013	2013
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$ 96,667	$ 19,942
Accounts receivable	29,283	35,019
Inventory	54,644	51,423
Deposits	39,360	-
Prepaid expenses	8,211	10,690
Total current assets	228,165	117,074
Other Assets:
Property and equipment, net	24,947	31,619
Intangible assets, net	282,475	291,072
Deposits	2,400	2,400
Investment in Breathe Active, LLC	290	290
Total Assets	$ 538,277	$ 442,455

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities:
Accounts payable	$ 1,891,480	$ 1,868,205
Accrued interest - related parties	19,105	12,793
Accrued interest	6,384	6,441
Accrued expenses	70,777	18,554
Notes payable	6,870	18,178
Convertible notes payable - current portion	44,565	32,773
Convertible notes payable to related parties - current portion, net of discount	25,000	25,000
Total current liabilities	2,064,181	1,981,944

Accrued interest to related parties	10	1,267
Notes payable to former officer	47,500	47,520
Convertible notes payable, less current portion	10,435	22,227
Convertible notes payable to related parties, less current portion, net of discount	361,589	228,782
Warrant liability	1,805,966	1,098,566
Total liabilities	4,289,681	3,380,306
Commitments and Contingencies
Stockholders' (Deficit):
Common stock, par value $.0001 per share, 200,000,000 and 200,000,000 shares authorized; 32,952,452 and 38,129,100 shares issued and outstanding at December 31, 2013 and September 30, 2013, respectively	3,295	3,813
Additional paid-in capital	12,427,232	12,071,023
Accumulated (deficit)	(16,181,931)	(15,012,687)
Total stockholders' (deficit)	(3,751,404)	(2,937,851)

Total Liabilities and Stockholders' (Deficit)	$ 538,277	$ 442,455

The accompanying notes are an integral part of these financial statements.

AIRWARE LABS CORP. AND SUBSIDIARY

(FORMERLY CROWN DYNAMICS CORP.)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2013 AND 2012

(Unaudited)

	Three Months Ended
	December 31,	December 31,
	2013	2012
Revenues, net	$ 10,706	$ 79,198
Cost of products sold	4,545	47,529
Gross profit	6,161	31,669
Operating expenses
General and administrative	266,785	281,231
Sales and marketing	14,694	43,956
Total expenses	281,479	325,187
(Loss) from operations	(275,318)	(293,518)
Other income (expense)
Interest income	289	-
Forgiveness of debt	20
Induced note conversion expense	-	(9,300)
Interest expense	(186,835)	(81,813)
Valuation (loss) - common stock warrants	(707,400)	-
Total other income (expense)	(893,926)	(91,113)
(Loss) before income taxes	(1,169,244)	(384,631)
Income tax expense	-	-
Net (loss)	$ (1,169,244)	$ (384,631)
Basic and diluted net (loss) per common share	$ (0.03)	$ (0.01)
Basic and diluted weighted average common shares outstanding	37,647,160	30,547,439

The accompanying notes are an integral part of these financial statements.

AIRWARE LABS CORP. AND SUBSIDIARY

(FORMERLY CROWN DYNAMICS CORP.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2013 AND 2012

(Unaudited)

	Three Months Ended
	December 31,	December 31,
	2013	2012
Operating Activities:
Net (loss)	$ (1,169,244)	$ (384,631)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	15,269	13,662
Common stock issued/obligated for services	-	-
Options and warrants issued for services	15,905	-
Interest expense from amortization of debt discount	132,807	8,743
Induced conversion expense	-	9,300
Stock issued for interest expense	42,048	45,369
Forgiveness of debt	(20)	-
Valuation (gain)/expense - common stock warrants	707,400	-
Changes in operating assets and liabilities:
Accounts receivable	5,736	559,871
Inventory	(3,221)	(31,900)
Prepaid expenses	2,479	49,011
Deposits	(39,360)	(5,000)
Accounts payable	23,275	(38,652)
Accrued interest	4,998	(25,385)
Accrued expenses	52,223	(37,256)
Net Cash Provided by (Used in) Operating Activities	(209,705)	163,132

Investing Activities:
Purchases of property and equipment	-	(35,534)
Net Cash (Used in) Investing Activities	-	(35,534)

Financing Activities:
Stock issued for cash	-	20,000
Proceeds from convertible notes payable	902,000	485,000
Repayment of convertible notes payable	-	(400,000)
Repayment of notes payable	(11,308)	-
Options re-purchased	(2,500)	-
Stock re-purchased	(601,762)	-
Proceeds from factored accounts receivable	-	265,939
Repayment of factored accounts receivable note	-	(451,079)
Net Cash Provided by (Used in) Financing Activities	286,430	(80,140)
Net (Decrease) Increase in Cash	76,725	47,458
Cash - Beginning of Period	19,942	1,400
Cash - End of Period	$ 96,667	$ 48,858
Supplemental disclosure of cash flow information:
Interest paid in cash	$ 692	$ 46,986
Non-cash investing and financing activities:
Stock issued for convertible notes	-	10,000
Debt discount on note payable, related party	-	1,500
Warrants issued to related party for convertible note modification	-	100

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

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Inter-company balances and transactions have been eliminated upon consolidation.

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

Unaudited Interim Financial Statements

The interim consolidated financial statements of the Company as of December 31, 2013 and 2012, and for the periods then ended, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of December 31, 2013 and 2012 and the results of its operations and its cash flows for the periods then ended. These results are not necessarily indicative of the results expected for the fiscal year ended September 30, 2014. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States (U.S. “GAAP”).

Net Loss per Share

Basic earnings per share does not include dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Dilutive securities are not included in the weighted average number of shares when inclusion would be anti-dilutive. Due to the net losses for the periods ended December 31, 2013 and 2012, basic and diluted loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

As of December 31, 2013, there were total shares of 51,563,308 issuable upon conversion of notes payable, exercise of warrants and options that were not included in the earnings per share calculation as they were anti-dilutive.

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

3. Convertible Notes Payable

Convertible notes payable consist of the following:

8.00% notes payable, due August 22, 2012, convertible to common stock at $.50 per share, interest payments are due at maturity, unsecured	$5,000
6.50% note payable, due November 26, 2011, convertible to common stock at $2 per share, interest payments are due annually, unsecured. Terms amended in March 2013 to interest at 4.25%, with $4,000 monthly payments of principal and interest	50,000
55,000
Less current portion	(44,565)
$10,435

4. Notes Payable to Former Officer

Notes payable to former officer consists of the following:

0.27% note payable, due August 1, 2016, interest due at maturity, unsecured	$47,500

On December 5, 2013, the Company entered into a revised promissory note with former officer David Dolezal calling for four equal payments to begin on November 1, 2015 and ending August 1, 2016. Interest was reduced from 2.0% to 0.27%.

5. Convertible Notes Payable to Related Parties

Convertible notes payable to related parties consist of the following:

12% note payable net of unamortized debt discount of $1,846,411, due September 30, 2015, convertible to common stock at $.10 per share, interest payments are due monthly. Debt is secured by substantially all of the assets of the Company	$361,589
8.00 % note payable due February 28, 2014, convertible to common stock at $.50 per share, interest payments are due at maturity, unsecured	5,000
8.00 % note payable due August 26, 2012, convertible to common stock at $.50 per share, interest payments are due at maturity, unsecured	20,000
386,589
Less current portion	(25,000)
$361,589

On August 21, 2013, the Company entered into a ninth allonge to a convertible secured bridge note with Stockbridge Enterprises, L.P. (“Stockbridge”) which provided for up to $3,206,000 principal and a maturity date of September 30, 2015. As of December 31, 2013, the Company has borrowed $1,002,000 against this additional $2,000,000 line.

6. Warrant Liability

The warrant liability as of December 31, 2013 was revalued at fair value by utilizing the quoted market price for our common stock less a 25% discount due to the restricted status of the stocks associated with the warrants. These inputs of (i) publicly traded market price less discount for restrictions and (ii) Black-Scholes option valuation model provided a reasonable basis for valuation for the warrants as of December 31, 2013. Based on that valuation using the $0.15 discounted market price (closing market price of $0.20 less 25% discount) and assumptions used in the Black-Scholes option valuation model of: exercise price of $0.10, volatility of 32.04%, risk free interest rate of 1.75%, expected term of 4.65 years, and expected dividend yield of 0%, the warrants had a net number value of $1,805,966.

7. Related Party Transactions

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

As discussed in Convertible Notes Payable to Related Parties Footnote 5, the Company has a convertible secured bridge note with Stockbridge. During the three months ended December 31, 2013, the Company borrowed $902,000 against this note.

8. Commitments and Contingencies

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

The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2013.

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

On December 27, 2011, the Company was named as a defendant in a lawsuit alleging a default on two notes payable totaling $75,000 plus accrued interest. Ultimately, a judgment for $92,001 was entered against the Company as a result of this lawsuit. Per a later settlement agreement, the Company has been making monthly payments of $4,000 against this judgment with interest due on the remaining balance of 4.25% per annum. The notes and accrued interest are reflected in the Company’s Balance Sheets as of December 31, 2013.

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

The Company sells the majority of its products through major distributors. The Company warrants to the distributors that the product will be free from defects in material and workmanship. The Company has determined its product warranty to be immaterial at December 31, 2013. The likelihood that the Company’s estimate of the accrued product warranty claims will materially change in the near term is considered remote.

9. Stockholders’ Deficit

Common Stock

During the three months ended December 31, 2013, the Company issued 840,974 shares of stock in payment of interest on the Stockbridge convertible note.

As further detailed in Related Party Transactions Footnote 7, on December 5, 2013, the Company entered into a share re-purchase agreement with former officer Mr. David Dolezal and re-purchased 6,017,622 shares of common stock held by Mr. Dolezal and entities under his control.

Warrants

The balance of warrants outstanding for purchase of the Company’s common stock as of December 31, 2013 is as follows:

	Common Shares Issuable Upon Exercise of Warrants	Exercise Price of Warrants	Date Issued	Expiration Date
Issued under a private placement memorandum	250,000	$1.00	4/26/2011	4/25/2014
Issued under a private placement memorandum	50,000	$1.00	4/27/2011	4/26/2014
Issued under a private placement memorandum	25,000	$1.00	4/28/2011	4/27/2014
Issued under a private placement memorandum	200,000	$1.00	5/03/2011	5/02/2014
Issued for financing expense	20,000	$0.25	3/08/2012	3/07/2017
Issued under a consultant settlement agreement	40,000	$0.50	4/30/2012	4/29/2015
Issued as part of convertible agreement	5,000,000	$0.10	12/20/2012	12/19/2017
Issued per distribution agreement	125,464	$0.75	12/22/2012	12/21/2015
Issued as part of convertible agreement	600,000	$0.10	1/18/2013	1/17/2018
Issued as part of convertible agreement	600,000	$0.10	2/22/2013	2/21/2018
Issued under a private placement memorandum	140,000	$0.40	6/25/2013	6/25/2015
Issued under a private placement memorandum	120,000	$0.40	6/26/2013	6/26/2015
Stockbridge issued as part of convertible agreement	20,000,000	$0.10	8/22/2013	8/22/2018
Balance of Warrants at December 31, 2013	27,170,464

Stock Options

The Company had the following options outstanding at December 31, 2013:

	Common Shares Issuable Upon Exercise of Options	Exercise Price of Options	Date Issued	Expiration Date
Options granted to former officer & two former senior advisory board members	775,000	$0.50	4/20/2011	4/19/2021
Options granted to former employee and three consultants	700,000	$0.50	7/19/2011	7/18/2016
Options granted under a consultant agreement settlement	52,844	$0.25	4/30/12	4/29/22
Options granted to Board member	150,000	$0.30	1/25/2013	1/24/2023
Options granted to employee and two consultants	1,550,000	$0.30	1/25/2013	1/24/2023
Options granted to medical advisory board member	250,000	$0.26	5/20/2013	5/19/2016
Options granted to consultant	250.000	$0.28	9/5/2013	9/4/2016
Options issued for investment in Breathe Active, LLC	500,000	$0.25	9/28/2013	12/31/2014
Options issued for investment in Breathe Active, LLC	500,000	$0.50	9/28/2013	12/31/2014
Options re-purchased by Company (1)	(200,000)
Options granted to Board member (2)	150,000	$0.11	10/4/2013	10/3/2023
Options granted to Officers (3)	433,333	$0.11	10/4/2013	10/3/2023
Balance of Options at December 31, 2013	5,111,177

(1) On December 5, 2013, per an Agreement and Mutual Release of Claims with a former consultant, the Company paid $2,500 in return for the relinquishment of the consultant’s stock options.

(2) On October 4, 2013, the Company granted stock options to a Board member. These options are immediately vested, have an exercise price of $.11 and have a term of 10 years.

(3) On October 4, 2013, the Company granted stock options to two officers. These options have an exercise price of $.11 and a term of 10 years. The options vest evenly over the next three years on the anniversary of the grant date, unless there is a change in corporate control, then the options vest immediately.

10. Subsequent Events

On January 28, 2014, the Company entered into an agreement (the “Acorn Agreement”) with Acorn Management Partners, LLC (“Acorn”) to perform certain financial advisory, business development and professional relations services (the “Acorn Services”). Under the terms of the Acorn Agreement and in exchange for the performance of the Acorn Services by Acorn, the Company shall pay to Acorn an aggregate of $115,000 USD in cash plus a variable number of shares of the restricted common stock of the Company. The Acorn Agreement shall expire on January 27, 2015, unless terminated earlier in accordance with its terms.

Subsequent to December 31, 2013, the Company borrowed an additional $100,000 against the convertible secured note with Stockbridge to fund marketing efforts. The total currently drawn on the note is $2,308,000.

On February 5, 2014, Stockbridge exercised 26,200,000 warrants to purchase stock.  They elected to use the cashless exercise formula, which will result in the issuance of 22,457,143 shares of common stock of the Company.

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

The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes and other financial data included elsewhere in this report. See also the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended September 30, 2013.

Results of Operations

Total revenue for the three months ended December 31, 2013 was $10,706, as compared to $79,198 for the three months ended December 31, 2012. Our revenue for the quarter does not reflect approximately $120,000 in orders received during the quarter ended December 31, 2013 that were not fulfilled until the next quarter and will be reported in the financial statements for the quarter ended March 31, 2014. Operating expenses in the quarter ended December 31, 2013 amounted to $281,479 as compared to $325,187 for the quarter ended December 31, 2012. The decrease in expenses is a result of the reductions in payroll expenses and sales and marketing expenses. This is partially offset by increases in legal fees.

The net loss for the quarter ended December 31, 2013 was $1,169,244 as compared to $384,631 for the quarter ended December 31, 2012. This is primarily due to valuation expense and additional interest expense of $707,400 and $186,835, respectively, for the quarter ended December 31, 2013, compared to $0 and $81,813 for the quarter ended December 31, 2012.

Liquidity and Capital Resources

Our balance sheet as at December 31, 2013 reflects $96,667 in cash and cash equivalents as compared to $19,942 as at September 30, 2013. We intend to raise the balance of our cash requirements for the next 12 months from private placements or a registered public offering (either self-underwritten or through a broker-dealer). Additionally, we have the Stockbridge secured bridge note to draw from, which as of February 7, 2014 has an available balance of $898,000. If we are unsuccessful in raising enough money through future capital-raising efforts, we may review other financing possibilities such as bank loans. At this time, our Company does not have a commitment from any broker/dealer to provide additional financing. There is no assurance that any additional financing will be available or if available, on terms that will be acceptable.

Cash Flow from Operating Activities

During the three months ended December 31, 2013, the Company’s operating activities used $209,705 in cash as compared to $163,132 provided by operating activities for the three months ended December 31, 2012. The increase in cash used for operating activities is primarily due to decreased revenue resulting in limited receivables and related collections.

Cash Flow from Investing Activities

During the three month periods ended December 31, 2013 and 2012, the Company used $0 and $35,534 respectively, in cash for investing activities. The decrease in cash used for investing activities is primarily due to there not being any purchases of fixed assets in the three months ended December 31, 2013.

Cash Flow from Financing Activities

During the three months ended December 31, 2013, the Company received $286,430 in cash from financing activities. This consisted of $890,692 in net financing from notes payable less $604,262 in payments for the re-purchase of common stock and options. This compares with $80,140 used during the three months ended December 31, 2012 which was from net proceeds from convertible notes payable of $85,000, stock issued for cash of $20,000, and net repayments for factoring accounts payable and accounts receivable of $185,140.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as December 31, 2013, due to the material weaknesses resulting from controls not being designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

On December 27, 2011, the Company was named as a defendant in a lawsuit alleging a default on two notes payable totaling $75,000 plus accrued interest. Ultimately, a judgment for $92,001 was entered against the Company as a result of this lawsuit. Per a later settlement agreement, the Company has been making monthly payments of $4,000 against this judgment with interest due on the remaining balance of 4.25% per annum. The notes and accrued interest are reflected in the Company’s Balance Sheets in Notes Payable and Convertible Notes Payable as of December 31, 2013 and 2012.

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

On January 22, 2013, David Dolezal (“Mr. Dolezal”), a former officer and director of Airware Labs Corp., filed a Complaint against Airware Labs Corp. in the Superior Court of Arizona in Maricopa County, Case No. CV2013-004194, with regard to allegedly unpaid wages from Airware Labs Corp. Mr. Dolezal sought monetary damages for his claims. On December 11, 2013, the Parties filed a Stipulation for Dismissal and have dismissed this lawsuit with prejudice.

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

On October 9, 2013, the Company issued 255,867 restricted shares of common stock as payment for interest on loans to the Company for September 2013, at a cost basis of $0.05 per share.

On November 7, 2013, the Company issued 293,907 restricted shares of common stock as payment for interest on loans to the Company for October 2013, at a cost basis of $0.05 per share.

On December 10, 2013, the Company issued 291,200 restricted shares of common stock as payment for interest on loans to the Company for November 2013, at a cost basis of $0.05 per share.

2.	Subsequent Issuances:

On January 21, 2014, the Company issued 382,094 restricted shares of common stock as payment for interest on loans to the Company for December 2013, at a cost basis of $0.05 per share.

On January 21, 2014, the Company issued 102,916 restricted shares of common stock as payment for consulting services rendered to the Company, at a cost basis of $0.18 per share.

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

ITEM 6.	EXHIBITS

Exhibit
Number	Description of Exhibit
3.01(a)	Articles of Incorporation	Filed with the SEC on May 12, 2011 as part of our Registration Statement on Form S-1/A.
3.01(b)	Certificate of Amendment to Articles of Incorporation dated October 26, 2012	Filed with the SEC on November 13, 2012 as part of our Current Report on Form 8-K
3.02	Bylaws	Filed with the SEC on May 12, 2011 as part of our Registration Statement on Form S-1/A.
10.01	Patent Sale Agreement	Filed with the SEC on May 12, 2011 as part of our Registration Statement on Form S-1/A.
10.02	License Agreement between Crown Dynamics Corp. and Zorah LLC	Filed with the SEC on January 20, 2012 on Form 8-K.
10.03	Share Exchange Agreement between Crown Dynamics Corp. and Airware Dated March 20, 2012	Filed with the SEC on March 26, 2012 on Form 8-K.
10.04	Professional Relations and Consulting Agreement between Acorn Management Partners, LLC and Airware Labs Corp. dated January 28, 2014	Filed herewith.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
99.1	Crown Dynamics Corp. Subscription Agreement	Filed with the SEC on May 12, 2011 as part of our Registration Statement on Form S-1/A.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

AIRWARE LABS CORP.

Date: February 14, 2014	By:	/s/ Jeffrey Rassas
Name: Jeffrey Rassas
Title: Chief Executive Officer and Director

Date: February 14, 2014	By ;	/s/ Jessica Smith
Name : Jessica Smith
Title : Chief Accounting and Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 14, 2014	By:	/s/ Jeffrey Rassas
Name: Jeffrey Rassas Title: Chief Executive Officer and Director

Date: February 14, 2014	By:	/s/ Jessica Smith
Name: Jessica Smith Title: Chief Accounting and Financial Officer

Date: February 14, 2014	By:	/s/ Ronald L.Miller, Jr.
Name: Ronald L. Miller, Jr. Title: Director