Form 10-Q
period 2014-03-31
AIRWARE LABS CORP.
filed 2014-05-15
CIK 1500123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

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

[X]Yes     [_] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [_]Yes     [X] No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[_]	Accelerated Filer	[_]

Non-Accelerated Filer	[_]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 [_] Yes  [X] No

As of May 15, 2014, there were 58,867,712 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

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

AIRWARE LABS CORP. AND SUBSIDIARY

(FORMERLY CROWN DYNAMICS CORP.)

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2014 AND SEPTEMBER 30, 2013

	As of	As of
	March 31,	September 30,
	2014	2013
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$80,335	$19,942
Accounts receivable	27,676	35,019
Inventory	47,971	51,423
Deposits	41,920	—
Prepaid expenses	14,011	10,690
Total current assets	211,913	117,074

Other Assets:
Property and equipment, net	18,275	31,619
Intangible assets, net	273,877	291,072
Deposits	4,787	2,400
Investment in Breathe Active, LLC	290	290
Total Assets	$509,142	$442,455

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities:
Accounts payable	$1,638,514	$1,868,205
Accrued interest - related parties	23,080	12,793
Accrued interest	6,251	6,441
Accrued expenses	46,195	18,554
Customer deposit	80,437	—
Notes payable	—	18,178
Convertible notes payable - current portion	50,443	32,773
Convertible notes payable to related parties - current portion, net of discount	20,000	25,000
Total current liabilities	1,864,920	1,981,944

Accrued interest to related parties	42	1,267
Notes payable to former officer	47,500	47,520
Convertible notes payable, less current portion	—	22,227
Convertible notes payable to related parties, less current portion, net of discount	616,556	228,782
Warrant liability	—	1,098,566
Total liabilities	2,529,018	3,380,306

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $.0001 per share, 200,000,000 and 200,000,000 shares authorized; 58,323,721 and 38,129,100 shares issued and outstanding at March 31, 2014 and September 30, 2013, respectively	5,832	3,813
Additional paid-in capital	28,709,100	12,071,023
Accumulated (deficit)	(30,734,808)	(15,012,687)
Total stockholders' (deficit)	(2,019,876)	(2,937,851)

Total Liabilities and Stockholders' (Deficit)	$509,142	$442,455

The accompanying notes are an integral part of these financial statements.

AIRWARE LABS CORP. AND SUBSIDIARY

(FORMERLY CROWN DYNAMICS CORP.)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2014 AND 2013

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2014	2013	2014	2013

Revenues, net	$44,633	$119,616	$55,340	$198,814
Cost of products sold	39,062	45,474	43,607	93,003
Gross profit	5,571	74,142	11,733	105,811

Operating expenses
General and administrative	241,408	330,480	508,193	611,711
Sales and marketing	68,828	71,922	83,522	115,878
Total expenses	310,236	402,402	591,715	727,589

(Loss) from operations	(304,665)	(328,260)	(579,982)	(621,778)

Other income (expense)
Interest income	—	—	289	—
Forgiveness of debt	—	—	20	—
Induced note conversion expense	(2,697)	—	(2,697)	(9,300)
Interest expense	(331,481)	(118,848)	(518,316)	(200,661)
Valuation (loss) - common stock warrants	—	—	(707,400)	—
Loss on warrants exercised	(13,914,034)	—	(13,914,034)	—
Total other income (expense)	(14,248,212)	(118,848)	(15,142,138)	(209,961)

(Loss) before income taxes	(14,552,877)	(447,108)	(15,722,120)	(831,739)

Income tax expense	—	—	—	—

Net (loss)	$(14,552,877)	$(447,108)	$(15,722,120)	$(831,739)

Basic and diluted net (loss) per common share	$(0.36)	$(0.01)	$(0.40)	$(0.03)

Basic and diluted weighted average common
shares outstanding	40,953,071	33,231,681	39,281,951	31,874,811

The accompanying notes are an integral part of these financial statements.

AIRWARE LABS CORP. AND SUBSIDIARY

(FORMERLY CROWN DYNAMICS CORP.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MARCH 31, 2014 AND 2013

(Unaudited)

	Six Months Ended
	March 31,	March 31,
	2014	2013

Operating Activities:
Net (loss)	$(15,722,120)	$(831,739)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	30,538	27,702
Common stock issued/obligated for services	375,722	10,000
Options and warrants issued for services	30,958	25,256
Interest expense from amortization of debt discount	387,773	80,041
Induced conversion expense	2,697	9,300
Stock issued for interest expense	107,982	89,106
Forgiveness of debt	(20)	—
Loss on warrants exercised	13,914,034	—
Valuation (gain)/expense - common stock warrants	707,400	—
Changes in operating assets and liabilities:
Accounts receivable	7,343	475,086
Inventory	3,452	(101,482)
Prepaid expenses	(3,321)	99,918
Deposits	(44,307)	(5,000)
Accounts payable	(229,691)	4,947
Accrued interest	8,872	(27,707)
Customer deposit	80,437	—
Accrued expenses	27,641	4,228
Net Cash Provided by (Used in) Operating Activities	(314,610)	(140,344)

Investing Activities:
Purchases of property and equipment	—	(35,534)
Net Cash (Used in) Investing Activities	—	(35,534)

Financing Activities:
Stock issued for cash	—	228,750
Proceeds from convertible notes payable	1,002,000	585,000
Repayment of convertible notes payable	—	(400,000)
Repayment of notes payable	(22,735)	—
Options re-purchased	(2,500)	—
Stock re-purchased	(601,762)	—
Proceeds from factored accounts receivable	—	346,448
Repayment of factored accounts receivable note	—	(497,872)
Net Cash Provided by (Used in) Financing Activities	375,003	262,326

Net (Decrease) Increase in Cash	60,393	86,448

Cash - Beginning of Period	19,942	1,400

Cash - End of Period	$80,335	$87,848

Supplemental disclosure of cash flow information:
Interest paid in cash	$1,365	$46,986

Non-cash investing and financing activities:
Stock issued for convertible notes	5,000	10,000
Debt discount on note payable, related party	—	1,500
Warrants issued to related party for convertible note modification	—	1,564

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

Unaudited Interim Financial Statements

The interim consolidated financial statements of the Company as of March 31, 2014 and 2013, and for the periods then ended, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2014 and the results of its operations and its cash flows for the periods ended March 31, 2014 and 2013. These results are not necessarily indicative of the results expected for the fiscal year ended September 30, 2014. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States (U.S. “GAAP”).

Net Loss per Share

Basic earnings per share does not include dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Dilutive securities are not included in the weighted average number of shares when inclusion would be anti-dilutive. Due to the net losses for the periods ended March 31, 2014 and 2013, basic and diluted loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

As of March 31, 2014, there were total shares of 27,039,724 issuable upon conversion of notes payable, exercise of warrants and options that were not included in the earnings per share calculation as they were anti-dilutive.

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

3. Convertible Notes Payable

Convertible notes payable consist of the following:

8.00% notes payable, due August 22, 2012, convertible to common stock at $.50 per share, interest payments are due at maturity, unsecured	$5,000
6.50% note payable, due November 26, 2011, convertible to common stock at $2 per share, interest payments are due annually, unsecured. Terms amended in March 2013 to interest at 4.25%, with $4,000 monthly payments of principal and interest	45,443
50,443
Less current portion	(50,443)
$—

4. Notes Payable to Former Officer

Notes payable to former officer consists of the following:

0.27% note payable, due August 1, 2016, interest due at maturity, unsecured	$47,500

On December 5, 2013, the Company entered into a revised promissory note with former officer David Dolezal calling for four equal payments to begin on November 1, 2015 and ending August 1, 2016. Interest was reduced from 2.0% to 0.27%.

5. Convertible Notes Payable to Related Parties

Convertible notes payable to related parties consist of the following:

12% note payable net of unamortized debt discount of $1,691,444, due September 30, 2015, convertible to common stock at $.10 per share, interest payments are due monthly. Debt is secured by substantially all of the assets of the Company	$616,556
8.00 % note payable due August 26, 2012, convertible to common stock at $.50 per share, interest payments are due at maturity, unsecured	20,000
636,556
Less current portion	(20,000)
$616,556

On August 21, 2013, the Company entered into a ninth allonge to a convertible secured bridge note with Stockbridge Enterprises, L.P. (“Stockbridge”) which provided for up to $3,206,000 principal and a maturity date of September 30, 2015. As of March 31, 2014, the Company has borrowed $2,308,000 against this line of credit.

6. Loss on Warrants Exercised

On March 5, 2014, the Company issued 22,457,143 shares of stock to Stockbridge for the cashless exercise of all of their 26,200,000 outstanding warrants. This transaction resulted in a loss of $13,914,034.

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

As discussed in Convertible Notes Payable to Related Parties Footnote 5, the Company has a convertible secured bridge note with Stockbridge. During the six months ended March 31, 2014, the Company borrowed $1,002,000 against this note.

As noted in Stockholders’ Deficit Footnote 9 and Loss on Warrants Exercised Footnote 6, on March 5. 2014, the Company issued 22,457,143 shares of stock to Stockbridge for the cashless exercise of all of their 26,200,000 outstanding warrants.

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

The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2014.

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

On December 27, 2011, the Company was named as a defendant in a lawsuit alleging a default on two notes payable totaling $75,000 plus accrued interest. Ultimately, a judgment for $92,001 was entered against the Company as a result of this lawsuit. Per a later settlement agreement, the Company has been making monthly payments of $4,000 against this judgment with interest due on the remaining balance of 4.25% per annum. The notes and accrued interest are reflected in the Company’s Balance Sheet as of March 31, 2014.

The Company is in default on a convertible note payable totaling $5,000 and a convertible note payable to a related party totaling $20,000. The Company has attempted communication with the note holders to request extensions or conversion.

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

The Company sells the majority of its products through major distributors. The Company warrants to the distributors that the product will be free from defects in material and workmanship. The Company has determined its product warranty to be immaterial at March 31, 2014. The likelihood that the Company’s estimate of the accrued product warranty claims will materially change in the near term is considered remote.

9. Stockholders’ Deficit

Common Stock

During the six months ended March 31, 2014, the Company issued 2,143,655 shares of stock in payment of interest on the Stockbridge convertible note.

As further detailed in Related Party Transactions Footnote 7, on December 5, 2013, the Company entered into a share re-purchase agreement with former officer Mr. David Dolezal and re-purchased 6,017,622 shares of common stock held by Mr. Dolezal and entities under his control.

On January 21, 2014, the Company issued 102,916 shares of stock for the payment of consulting services. The shares were valued using the average closing price ($0.18) for the quarter.

As referenced in Commitments and Contingencies Footnote 8, on January 27, 2014, the Company issued 225,000 shares of stock for payment to Acorn Management Partners, LLC. The shares were valued using the closing price ($0.22) on the date the shares were issued with a 25% discount for the restricted trading.

On February 20, 2014, the Company issued 52,941 shares of stock for the payment of consulting services. The shares were valued using the closing price ($0.34) on the date the shares were issued.

On February 28, 2014, the Company issued 1,207,388 shares of stock to two vendors in satisfaction of accounts payable of $301,847.

On March 3, 2014, the Company issued 23,200 shares of stock for the conversion of a note payable to related party and interest.

On March 5, 2014, the Company issued shares of stock to Stockbridge as part of a warrant exercise. Stockbridge exercised 26,200,000 warrants to purchase stock.  They elected to use the cashless exercise formula, which resulted in the issuance of 22,457,143 shares of common stock of the Company.

Warrants

The balance of warrants outstanding for purchase of the Company’s common stock as of March 31, 2014 is as follows:

	Common Shares Issuable Upon Exercise of Warrants	Exercise Price of Warrants	Date Issued	Expiration Date
Issued under a private placement memorandum	250,000	$1.00	4/26/2011	4/25/2014
Issued under a private placement memorandum	50,000	$1.00	4/27/2011	4/26/2014
Issued under a private placement memorandum	25,000	$1.00	4/28/2011	4/27/2014
Issued under a private placement memorandum	200,000	$1.00	5/03/2011	5/02/2014
Issued for financing expense	20,000	$0.25	3/08/2012	3/07/2017
Issued under a consultant settlement agreement	40,000	$0.50	4/30/2012	4/29/2015
Issued per distribution agreement	125,464	$0.75	12/22/2012	12/21/2015
Issued under a private placement memorandum	140,000	$0.40	6/25/2013	6/25/2015
Issued under a private placement memorandum	120,000	$0.40	6/26/2013	6/26/2015
Issued per distribution agreement	172,028	$0.14	12/22/2013	12/22/2016
Balance of Warrants at March 31, 2014	1,142,492

Stock Options

The Company had the following options outstanding at March 31, 2014:

	Common Shares Issuable Upon Exercise of Options	Exercise Price of Options	Date Issued	Expiration Date
Options granted to former officer & two former senior advisory board members	775,000	$0.50	4/20/2011	4/19/2021
Options granted to former employee and three consultants	700,000	$0.50	7/19/2011	7/18/2016
Options granted under a consultant agreement settlement	52,844	$0.25	4/30/2012	4/29/2022
Options granted to Board member	150,000	$0.30	1/25/2013	1/24/2023
Options granted to employee and two consultants	1,550,000	$0.30	1/25/2013	1/24/2023
Options granted to medical advisory board member	250,000	$0.26	5/20/2013	5/19/2016
Options granted to consultant	250.000	$0.28	9/5/2013	9/4/2016
Options issued for investment in Breathe Active, LLC	500,000	$0.25	9/28/2013	12/31/2014
Options issued for investment in Breathe Active, LLC	500,000	$0.50	9/28/2013	12/31/2014
Options re-purchased by Company (1)	(200,000)
Options granted to Board member (2)	150,000	$0.11	10/4/2013	10/3/2023
Options granted to Officers (3)	433,333	$0.11	10/4/2013	10/3/2023
Balance of Options at March 31, 2014	5,111,177

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

10. Customer Rebates

As part of an agreement with its domestic distributor, the Company agreed to provide free product to assist in promotional efforts by the distributor. This free product would be recognized as credits on future orders as they are placed. During the six months ended March 31, 2014, this resulted in $66,989 being recognized as customer credits against revenue and $12,777 in samples expense. An additional $7,659 in credit remains to be granted against future orders as they are placed per this agreement.

11. Subsequent Events

Subsequent to March 31, 2014, the Company borrowed an additional $100,000 against the convertible secured note with Stockbridge to fund marketing efforts. The total currently drawn on the note is $2,408,000.

On April 23, 2014, the Company entered into a product development agreement with Dan Pool of Designer Products. As compensation, the Company will pay $1,500 in stock accrued monthly and issued quarterly. Additionally, the Company will pay a monthly royalty of 5% of net sales of any products created by Dan Pool as inventor.

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

Results of Operations

Total revenue for the three months ended March 31, 2014 was $44,633, as compared to $119,616 for the three months ended March 31, 2013. Operating expenses in the quarter ended March 31, 2014 amounted to $310,236 as compared to $402,402 for the quarter ended March 31, 2013. The decrease in expenses is the result of a reduction in legal fees.

The net loss for the quarter ended March 31, 2014 was $14,552,877 as compared to $447,108 for the quarter ended March 31, 2013. This is primarily due to the loss on warrants exercised of $13,914,034 for the quarter ended March 31, 2014, compared to $0 for the quarter ended March 31, 2014.

Liquidity and Capital Resources

Our balance sheet as at March 31, 2014 reflects $80,335 in cash and cash equivalents as compared to $19,942 as at September 30, 2013. We intend to raise the balance of our cash requirements for the next 12 months from private placements or a registered public offering (either self-underwritten or through a broker-dealer). Additionally, we have the Stockbridge secured bridge note to draw from, which as of May 15, 2014 has an available balance of $798,000. If we are unsuccessful in raising enough money through future capital-raising efforts, we may review other financing possibilities such as bank loans. At this time, our Company does not have a commitment from any broker/dealer to provide additional financing. There is no assurance that any additional financing will be available or if available, on terms that will be acceptable.

Cash Flow from Operating Activities

During the six months ended March 31, 2014, the Company’s operating activities used $314,610 in cash as compared to $140,344 used by operating activities for the six months ended March 31, 2013. The increase in cash used for operating activities is primarily due to decreased revenue resulting in limited receivables and related collections.

Cash Flow from Investing Activities

During the six month periods ended March 31, 2014 and 2013, the Company used $0 and $35,534 respectively, in cash for investing activities. The decrease in cash used for investing activities is primarily due to there not being any purchases of fixed assets in the six months ended March 31, 2014.

Cash Flow from Financing Activities

During the six months ended March 31, 2014, the Company received $375,003 in cash from financing activities. This consisted of $979,265 in net financing from notes payable less $604,262 in payments for the re-purchase of common stock and options. This compares with $262,326 provided during the six months ended March 31, 2013 which consisted of $185,000 in net financing from notes payable, $228,750 in proceeds from the issuance of stock for cash and ($151,424) in net repayments from factoring accounts payable and accounts receivable.

11

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as March 31, 2014, due to the material weaknesses resulting from controls not being designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

12

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

Other than those certain events as reported in our Annual Report on Form 10-K filed with the Commission on January 13, 2014, we know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

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

On January 27, 2014, the Company issued 225,000 restricted shares of common stock as payment for consulting services rendered to the Company, at a cost basis of $0.165 per share.

On February 20, 2014, the Company issued a total of 52,941 restricted shares of common stock as payment for consulting services rendered to the Company, at a cost basis of $0.34 per share.

On February 28, 2014, the Company issued 1,207,388 shares of restricted common stock as payment to settle debts with two parties, eliminating a total of $301,846.92 USD debt.

On February 28, 2014, the Company received a Warrant Exercise Notice from Stockbridge Enterprises L.P., a Nevada limited partnership (“Stockbridge”), to purchase 26,200,000 shares of its common stock, par value $0.0001. Stockbridge acquired the warrants pursuant to a Senior Secured Convertible Note (the “Note”), dated December 14, 2009, by and between Stockbridge and the Company. Pursuant to the terms of the warrants, Stockbridge elected to use a cashless exercise formula which resulted in the issuance of 22,457,143 shares of restricted common stock of the Company.

On March 3, 2014, the Company issued 23,200 restricted shares of common stock pursuant to a conversion notice dated February 27, 2014 at a cost basis of $0.25 per share.

13

On March 7, 2014, the Company issued 920,587 restricted shares of common stock as payment for interest on loans to the Company for January and February 2014, at a cost basis of $0.05 per share.

2.	Subsequent Issuances:

On April 25, 2014, the Company issued 461,600 shares of restricted common stock as payment for interest on loans to the Company for March 2014, at a cost basis of $0.05 per share.

On April 25, 2014, the Company issued a total of 82,391 restricted shares of common stock as payment for consulting services rendered to the Company, at a cost basis of $0.33 per share.

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

14
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

AIRWARE LABS CORP.

Date: May 15, 2014	By:	/s/ Jeffrey Rassas
	Name:	Jeffrey Rassas
	Title:	Chief Executive Officer and Director

Date: May 15, 2014	By:	/s/ Jessica Smith
	Name:	Jessica Smith
	Title:	Chief Accounting and Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 15, 2014	By:	/s/ Jeffrey Rassas
	Name:	Jeffrey Rassas
	Title:	Chief Executive Officer and Director

Date: May 15, 2014	By:	/s/ Jessica Smith
	Name:	Jessica Smith
	Title:	Chief Accounting and Financial Officer

Date: May 15, 2014	By:	/s/ Ron L. Miller
	Name:	Ronald L. Miller, Jr.
	Title:	Director