Form 10-Q
period 2014-06-30
AIRWARE LABS CORP.
filed 2014-08-14
CIK 1500123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from:

Commission File Number 000-54730

AIRWARE LABS CORP.

(Exact name of registrant as specified in its charter)

Delaware	98-0665018
(State of incorporation)	(I.R.S. Employer Identification No.)

7377 E Doubletree Ranch Rd., Suite 260

Scottsdale, AZ 85258

(Address of principal executive offices)

(480) 463-4246

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes     ☑ No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐                     Accelerated Filer ☐

Non-Accelerated Filer ☐                        Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 ☐ Yes  ☑ No

As of August 14, 2014, there were 60,991,306 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

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

AIRWARE LABS CORP. AND SUBSIDIARY
(FORMERLY CROWN DYNAMICS CORP.)
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2014 AND SEPTEMBER 30, 2013

	As of	As of
	June 30,	September 30,
	2014	2013
	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$77,853	$19,942
Accounts receivable	29,975	35,019
Inventory	50,051	51,423
Deposits	26,000	—
Prepaid expenses	31,790	10,690
Total current assets	215,669	117,074

Other Assets:
Property and equipment, net	11,603	31,619
Intangible assets, net	265,279	291,072
Deposits	2,387	2,400
Investment in Breathe Active, LLC	290	290
Total Assets	$495,228	$442,455

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities:
Accounts payable	$1,654,768	$1,868,205
Accrued interest - related parties	25,580	12,793
Accrued interest	6,151	6,441
Accrued expenses	46,708	18,554
Customer deposit	—	—
Notes payable	—	18,178
Convertible notes payable - current portion	38,896	32,773
Convertible notes payable to related parties - current portion, net of discount	20,000	25,000
Total current liabilities	1,792,103	1,981,944

Accrued interest to related parties	74	1,267
Notes payable to former officer	47,500	47,520
Convertible notes payable, less current portion	—	22,227
Convertible notes payable to related parties, less current portion, net of discount	964,544	228,782
Warrant liability	—	1,098,566
Total liabilities	2,804,221	3,380,306

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $.0001 per share, 200,000,000 and 200,000,000 shares authorized; 59,876,868 and 38,129,100 shares issued and outstanding at June 30, 2014 and September 30, 2013, respectively	5,988	3,813
Additional paid-in capital	29,079,523	12,071,023
Accumulated (deficit)	(31,394,504)	(15,012,687)
Total stockholders' (deficit)	(2,308,993)	(2,937,851)
Total Liabilities and Stockholders' (Deficit)	$495,228	$442,455

The accompanying notes are an integral part of these financial statements.

AIRWARE LABS CORP. AND SUBSIDIARY
(FORMERLY CROWN DYNAMICS CORP.)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2014 AND 2013
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013

Revenues, net	$113,365	$673	$168,705	$199,487
Cost of products sold	57,970	3,481	101,577	96,484
Gross profit	55,395	(2,808)	67,128	103,003

Operating expenses
General and administrative	220,277	470,689	728,470	1,082,400
Sales and marketing	69,610	110,806	153,132	226,684
Total expenses	289,887	581,495	881,602	1,309,084

(Loss) from operations	(234,492)	(584,303)	(814,474)	(1,206,081)

Other income (expense)
Interest income	—	—	289	—
Forgiveness of debt	—	—	20	—
Induced note conversion expense	—	—	(2,697)	(9,300)
Interest expense	(425,204)	(135,229)	(943,521)	(335,890)
Valuation (loss) - common stock warrants	—	—	(707,400)	—
Loss on warrants exercised	—	—	(13,914,034)	—
Total other income (expense)	(425,204)	(135,229)	(15,567,343)	(345,190)

(Loss) before income taxes	(659,696)	(719,532)	(16,381,817)	(1,551,271)

Income tax expense	—	—	—	—

Net (loss)	$(659,696)	$(719,532)	$(16,381,817)	$(1,551,271)

Basic and diluted net (loss) per common share	$(0.01)	$(0.02)	$(0.36)	$(0.05)

Basic and diluted weighted average common shares outstanding	59,124,158	36,157,611	45,896,020	33,301,411

The accompanying notes are an integral part of these financial statements.

AIRWARE LABS CORP. AND SUBSIDIARY
(FORMERLY CROWN DYNAMICS CORP.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2014 AND 2013
(Unaudited)

	Nine Months Ended
	June 30,	June 30,
	2014	2013

Operating Activities:
Net (loss)	$(16,381,817)	$(1,551,271)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	45,808	41,526
Common stock issued/obligated for services	411,408	218,700
Options and warrants issued for services	43,773	41,957
Interest expense from amortization of debt discount	735,763	166,553
Induced conversion expense	2,697	9,300
Stock issued for interest expense	180,059	113,226
Forgiveness of debt	(20)	—
Loss on warrants exercised	13,914,034	—
Valuation (gain)/expense - common stock warrants	707,400	—
Changes in operating assets and liabilities:
Accounts receivable	5,044	587,883
Inventory	1,372	(48,428)
Prepaid expenses	(21,100)	31,238
Deposits	(25,987)	(5,000)
Accounts payable	(213,437)	16,240
Accrued interest	11,304	(17,966)
Accrued expenses	28,154	72,458
Net Cash Provided by (Used in) Operating Activities	(555,545)	(323,584)

Investing Activities:
Purchases of property and equipment	—	(35,534)
Net Cash (Used in) Investing Activities	—	(35,534)

Financing Activities:
Stock issued for cash	—	433,750
Proceeds from convertible notes payable	1,252,000	585,000
Repayment of convertible notes payable	(16,104)	(400,000)
Repayment of notes payable	(18,178)	—
Options re-purchased	(2,500)	—
Stock re-purchased	(601,762)	—
Proceeds from factored accounts receivable	—	346,448
Repayment of factored accounts receivable note	—	(578,381)
Net Cash Provided by (Used in) Financing Activities	613,456	386,817

Net (Decrease) Increase in Cash	57,911	27,699

Cash - Beginning of Period	19,942	1,400

Cash - End of Period	$77,853	$29,099

Supplemental disclosure of cash flow information:
Interest paid in cash	$1,718	$55,599

Non-cash investing and financing activities:
Stock issued for convertible notes	5,000	10,000
Debt discount on note payable, related party	—	—
Warrants issued to related party for convertible note modification	—	1,564

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

Unaudited Interim Financial Statements

The interim consolidated financial statements of the Company as of June 30, 2014 and 2013, and for the periods then ended, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2014 and the results of its operations and its cash flows for the periods ended June 30, 2014 and 2013. These results are not necessarily indicative of the results expected for the fiscal year ended September 30, 2014. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States (U.S. “GAAP”).

Net Loss per Share

Basic earnings per share does not include dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Dilutive securities are not included in the weighted average number of shares when inclusion would be anti-dilutive. Due to the net losses for the periods ended June 30, 2014 and 2013, basic and diluted loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

As of June 30, 2014, there were total shares of 29,008,950 issuable upon conversion of notes payable, exercise of warrants and options that were not included in the earnings per share calculation as they were anti-dilutive.

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

3.	Convertible Notes Payable

Convertible notes payable consist of the following:

8.00% notes payable, due August 22, 2012, convertible to common stock at $.50 per share, interest payments are due at maturity, unsecured	$5,000
6.50% note payable, due November 26, 2011, convertible to common stock at $2 per share, interest payments are due annually, unsecured. Terms amended in March 2013 to interest at 4.25%, with $4,000 monthly payments of principal and interest	33,896
38,896
Less current portion	(38,896)
$—

4.	Notes Payable to Former Officer

Notes payable to former officer consists of the following:

0.27% note payable, due August 1, 2016, interest due at maturity, unsecured	$47,500

On December 5, 2013, the Company entered into a revised promissory note with former officer David Dolezal calling for four equal payments to begin on November 1, 2015 and ending August 1, 2016. Interest was reduced from 2.0% to 0.27%.

5.	Convertible Notes Payable to Related Parties

Convertible notes payable to related parties consist of the following:

12% note payable net of unamortized debt discount of $1,593,456, due September 30, 2015, convertible to common stock at $.10 per share, interest payments are due monthly. Debt is secured by substantially all of the assets of the Company	$964,544
8.00 % note payable due August 26, 2012, convertible to common stock at $.50 per share, interest payments are due at maturity, unsecured	20,000
984,544
Less current portion	(20,000)
$964,544

On August 21, 2013, the Company entered into a ninth allonge to a convertible secured bridge note with Stockbridge Enterprises, L.P. (“Stockbridge”) which provided for up to $3,206,000 principal and a maturity date of September 30, 2015. As of June 30, 2014, the Company has borrowed $2,558,000 against this line of credit.

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

As discussed in Convertible Notes Payable to Related Parties Footnote 5, the Company has a convertible secured bridge note with Stockbridge. During the nine months ended June 30, 2014, the Company borrowed $1,252,000 against this note.

As noted in Stockholders’ Deficit Footnote 9 and Loss on Warrants Exercised Footnote 6, on March 5, 2014, the Company issued 22,457,143 shares of stock to Stockbridge for the cashless exercise of all of their 26,200,000 outstanding warrants.

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

The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2014.

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

On December 27, 2011, the Company was named as a defendant in a lawsuit alleging a default on two notes payable totaling $75,000 plus accrued interest. Ultimately, a judgment for $92,001 was entered against the Company as a result of this lawsuit. Per a later settlement agreement, the Company has been making monthly payments of $4,000 against this judgment with interest due on the remaining balance of 4.25% per annum. The notes and accrued interest are reflected in the Company’s Balance Sheet as of June 30, 2014.

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

On January 6, 2014, the Company entered into a license agreement with Eastar Industries, Co., pursuant to which the Company granted Eastar an exclusive license to sell its products in China for a term of five years in exchange for a royalty equal to 18% of gross profits generated by the sales of products in China. Additionally, the Company and Eastar agreed to establish a joint venture company in Hong Kong of Shanghai which will be assigned Eastar’s rights under the agreement and of which 18% of the joint venture will be owned by the Company.

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

On April 23, 2014, the Company entered into a product development agreement with Dan Pool of Designer Products. This agreement was modified on June 16, 2014. As compensation, the Company will pay $5,000 monthly, as well as issue stock options as the stock price hits certain benchmarks. Additionally, the Company will pay a monthly royalty of 5% of net sales of any products created by Dan Pool as inventor.

The Company sells the majority of its products through major distributors. The Company warrants to the distributors that the product will be free from defects in material and workmanship. The Company has determined its product warranty to be immaterial at June 30, 2014. The likelihood that the Company’s estimate of the accrued product warranty claims will materially change in the near term is considered remote.

9.	Stockholders’ Deficit

Common Stock

During the nine months ended June 30, 2014, the Company issued 3,585,175 shares of stock in payment of interest on the Stockbridge convertible note.

As further detailed in Related Party Transactions Footnote 7, on December 5, 2013, the Company entered into a share re-purchase agreement with former officer Mr. David Dolezal and re-purchased 6,017,622 shares of common stock held by Mr. Dolezal and entities under his control.

On January 21, 2014, the Company issued 102,916 shares of stock for the payment of consulting services. The shares were valued using the average closing price ($0.18) for the previous quarter.

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

On April 10, 2014, the Company issued 43,926 shares of stock for the payment of consulting services. The shares were valued using the average closing price ($0.34) for the previous quarter.

On April 10, 2014, the Company issued 38,465 shares of stock for the payment of consulting services. The shares were valued using the average closing price ($0.32) for the period of service.

On May 28, 2014, the Company issued 29,236 shares of stock for the payment of consulting services. The shares were valued using the average closing price ($0.29) for the period of service.

Warrants

The balance of warrants outstanding for purchase of the Company’s common stock as of June 30, 2014 is as follows:

	Common Shares Issuable Upon Exercise of Warrants	Exercise Price of Warrants	Date Issued	Expiration Date
Issued for financing expense	20,000	$0.25	03/08/2012	03/07/2017
Issued under a consultant settlement agreement	40,000	$0.50	04/30/2012	04/29/2015
Issued per distribution agreement	125,464	$0.75	12/22/2012	12/21/2015
Issued under a private placement memorandum	140,000	$0.40	06/25/2013	06/25/2015
Issued under a private placement memorandum	120,000	$0.40	06/26/2013	06/26/2015
Issued per distribution agreement	172,028	$0.14	12/22/2013	12/22/2016
Balance of Warrants at June 30, 2014	617,492

Stock Options

The Company had the following options outstanding at June 30, 2014:

	Common Shares Issuable Upon Exercise of Options	Exercise Price of Options	Date Issued	Expiration Date
Options granted to former officer & two former senior advisory board members	775,000	$0.50	04/20/2011	04/19/2021
Options granted to former employee and three consultants	700,000	$0.50	07/19/2011	07/18/2016
Options granted under a consultant settlement agreement	52,844	$0.25	04/30/2012	04/29/2022
Options granted to Board member	150,000	$0.30	01/25/2013	01/24/2023
Options granted to employee and two consultants	1,550,000	$0.30	01/25/2013	01/24/2023
Options granted to medical advisory board member	250,000	$0.26	05/20/2013	05/19/2016
Options granted to consultant	250,000	$0.28	09/05/2013	09/04/2016
Options issued for investment in Breathe Active, LLC	500,000	$0.25	09/28/2013	12/31/2014
Options issued for investment in Breathe Active, LLC	500,000	$0.50	09/28/2013	12/31/2014
Options re-purchased by Company (1)	(200,000)
Options granted to Board member (2)	150,000	$0.11	10/04/2013	10/03/2023
Options granted to Officers (3)	433,333	$0.11	10/04/2013	10/03/2023
Balance of Options at June 30, 2014	5,111,177

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

As part of an agreement with its domestic distributor, the Company agreed to provide free product to assist in promotional efforts by the distributor. This free product would be recognized as credits on future orders as they are placed. During the nine months ended June 30, 2014, this resulted in $74,648 being recognized as customer credits against revenue and $14,238 in samples expense. No further credit remains to be granted per this agreement. Additionally, the Company agreed to an additional $27,341 in credits to help offset the distributor’s expenses related to product markdowns.

11.	Subsequent Events

Subsequent to June 30, 2014, the Company borrowed an additional $150,000 against the convertible secured note with Stockbridge to fund marketing efforts. The total currently drawn on the note is $2,708,000.

On July 7, 2014, the Company sold 125,000 shares and 100,000 warrants for $25,000 through a private placement.

On July 23, 2014, the Company entered into an Asset Acquisition Agreement with Equity Earnings Corp. pursuant to which the Company will purchase a patent and related tooling and exclusive C serum formula in exchange for 300,000 shares of stock as well as a royalty interest of 5% of proceeds received from gross sales of related products.

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

Results of Operations

Total revenue for the three months ended June 30, 2014 was $113,365, as compared to $673 for the three months ended June 30, 2013. Operating expenses in the quarter ended June 30, 2014 amounted to $289,887 as compared to $581,495 for the quarter ended June 30, 2013. The decrease in expenses is the result of a reduction in legal fees and consulting expenses.

Total revenue for the nine months ended June 30, 2014 was $168,705, as compared to $199,487 for the nine months ended June 30, 2013. Operating expenses for the nine months ended June 30, 2014 amounted to $881,602 as compared to $1,309,084 for the nine months ended June 30, 2013.

The net loss for the quarter ended June 30, 2014 was $659,696 as compared to $719,532 for the quarter ended June 30, 2013. This is due to reduced operating expenses offset by a significant increase in interest expense. The net loss for the nine months ended June 30, 2014 was $16,381,817 as compared to $1,551,271 for the nine months ended June 30, 2013.

Liquidity and Capital Resources

Our balance sheet as at June 30, 2014 reflects $77,853 in cash and cash equivalents as compared to $19,942 as at September 30, 2013. We intend to raise the balance of our cash requirements for the next 12 months from private placements or a registered public offering (either self-underwritten or through a broker-dealer). Additionally, we have the Stockbridge secured bridge note to draw from, which as of August 4, 2014 has an available balance of $498,000. If we are unsuccessful in raising enough money through future capital-raising efforts, we may review other financing possibilities such as bank loans. At this time, our Company does not have a commitment from any broker/dealer to provide additional financing. There is no assurance that any additional financing will be available or if available, on terms that will be acceptable.

Cash Flow from Operating Activities

During the nine months ended June 30, 2014, the Company’s operating activities used $555,545 in cash as compared to $323,584 used by operating activities for the nine months ended June 30, 2013. The increase in cash used for operating activities is primarily due to payments towards accounts payable.

Cash Flow from Investing Activities

During the nine month periods ended June 30, 2014 and 2013, the Company used $0 and $35,534 respectively, in cash for investing activities. The decrease in cash used for investing activities is primarily due to there not being any purchases of fixed assets in the nine months ended June 30, 2014.

Cash Flow from Financing Activities

During the nine months ended June 30, 2014, the Company received $613,456 in cash from financing activities. This consisted of $1,217,718 in net financing from notes payable less $604,262 in payments for the re-purchase of common stock and options. This compares with $386,817 provided during the nine months ended June 30, 2013 which consisted of $185,000 in net financing from notes payable, $433,750 in proceeds from the issuance of stock for cash and ($231,933) in net repayments from factoring accounts payable and accounts receivable.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as June 30, 2014, due to the material weaknesses resulting from controls not being designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

On April 10, 2014, the Company issued 461,600 shares of restricted common stock as payment for interest on loans to the Company for March 2014, at a cost basis of $0.05 per share.

On April 10, 2014, the Company issued 43,926 restricted shares of common stock as payment for consulting services rendered to the Company, at a cost basis of $0.34 per share.

On April 10, 2014, the Company issued 38,465 restricted shares of common stock as payment for consulting services rendered to the Company, at a cost basis of $0.32 per share.

On May 15, 2014, the Company issued 470,267 shares of restricted common stock as payment for interest on loans to the Company for April 2014, at a cost basis of $0.05 per share.

On May 28, 2014, the Company issued a total of 29,236 restricted shares of common stock as payment for services rendered to the Company, at a cost basis of $0.29 per share.

On June 23, 2014, the Company issued 509,653 shares of restricted common stock as payment for interest on loans to the Company for May 2014, at a cost basis of $0.05 per share.

2.	Subsequent Issuances:

On July 8, 2014, the Company issued 125,000 restricted shares of common stock to one investor at a cost basis of $0.20 per share pursuant to a Subscription Agreement dated July 2, 2014.

On July 17, 2014, the Company issued 75,000 restricted shares of common stock pursuant to a Settlement Agreement dated July 3, 2014, at a cost basis of NIL.

On July 17, 2014, the Company issued 511,600 shares of restricted common stock as payment for interest on loans to the Company for June 2014, at a cost basis of $0.05 per share.

On July 23, 2014, the Company issued a total of 90,017 restricted shares of common stock as payment for consulting services rendered to the Company, at a cost basis of $0.26 per share.

On July 23, 2014, the Company issued a total of 12,821 restricted shares of common stock as payment for consulting services rendered to the Company pursuant to a Consulting Agreement dated March 27, 2014, at a cost basis of $0.39 per share.

On August 4, 2014, the Company issued 300,000 shares of restricted common stock at a cost basis of $.20 per an Asset Acquisition Agreement dated July 23, 2014.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

N/A.

ITEM 5.	OTHER INFORMATION

As reported on our current report on Form 8-K filed on May 23, 2014, Dr. Lorrie Henderson resigned as Chief Operating Officer of Airware Labs Corp. (the “Company”) on May 21, 2014. The resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

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

AIRWARE LABS CORP.

Date: August 14, 2014	By:	/s/ Jeffrey Rassas
	Name:	Jeffrey Rassas
	Title:	Chief Executive Officer and Director

Date: August 14, 2014	By:	/s/ Jessica Smith
	Name:	Jessica Smith
	Title:	Chief Accounting and Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 14, 2014	By:	/s/ Jeffrey Rassas
	Name:	Jeffrey Rassas
	Title:	Chief Executive Officer and Director

Date: August 14, 2014	By:	/s/ Jessica Smith
	Name:	Jessica Smith
	Title:	Chief Accounting and Financial Officer

Date: August 14, 2014	By:	/s/ Ron Miller
	Name:	Ron Miller
	Title:	Director

