Form 10-K
period 2014-09-30
AIRWARE LABS CORP.
filed 2015-01-09
CIK 1500123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the yearly period ended September 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $14,967,228, based upon the price ($0.34) at which the common stock was last sold as of March 31, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.

As of December 18, 2014, there were 64,268,662 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

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

Effective on November 13, 2012, the Company’s name was changed from Crown Dynamics Corp. to Airware Labs Corp.

Our principal offices are located at 7377 E Doubletree Ranch Rd., Suite 260, Scottsdale, AZ 85258. Our registered agent for service of process in Delaware is located at 113 Barksdale Professional Center, Newark, DE 19711, and our registered agent is Delaware Intercorp. Our fiscal year end is September 30.

All references to “we,” “us,” “our,” “Airware,” “Airware Labs,” or similar terms used in this Annual Report refer to Airware Labs Corp.

Business Summary

To date, we primarily engage in the development, manufacture and distribution of nasal breathing devices. The Company has a portfolio of patents all related to the nasal dilator-breathing device, both filtered and non-filtered, and its use as a primary delivery mechanism through the nasal passage of therapeutic essential oils. The Company targets prospective customers such as compassionate sleeping partners, individuals with allergies, and athletic enthusiasts throughout the United States, Canada, Asia and Europe. The Company utilizes information and current studies in the development and manufacture of our products in order to help promote the health benefits of improved breathing, particularly information regarding breathing and its impact on the human body, the effects of environmental factors, and the potential benefits provided by the strategic use of therapeutic essential oils. The Company is supported by a selective group of highly experienced doctors, engineers and scientists who provide advice and information on research topics relevant to the Company’s business purpose.

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

Airware Labs maintains an efficient and economic corporate structure, outsourcing manufacturing and distribution through key strategic partnerships. Airware manufactures all products in China through an exclusive partnership with a factory that only manufactures Airware products. Airware’s corporate headquarters are located in Scottsdale, Arizona and houses the management, sales and marketing teams.

In April of 2012, Airware entered into a strategic partnership with Quest Products, Inc. (“Quest”), whereby Quest will promote and distribute the entire AIR® product line. Quest Products, Inc. (www.questproductsinc.com) provides turnkey solutions to Consumer Products Group (“CPG”) companies looking to develop their product's distribution and sales to all classes of trade. Quest works with varying sizes of CPG companies, from inventors and entrepreneurs beginning start-up brands, to large industry leading CPG manufacturers looking to expand their reach. Quest's unique core competencies allow them to create turnkey solutions and drive new and incremental opportunities in sales for their client partners. Quest's sales team works with food, drug, and mass retailers across the USA and Canada, including Wal-Mart, Target, CVS, and Walgreens. Quest was listed as one of the fastest growing companies four years in a row by INC. Magazine.

In June of 2012, Quest secured orders from many regional and national grocery and drug chains to carry several of the AIR® products. Additionally, Quest was successful in placing the AIR® product line with many of the largest online retailers, including Walgreens.com, Amazon.com, Drugstore.com, Target.com and more. Airware and Quest continue to increase product placement and recently expanded into Canada in the Fall Season of 2013 and into 2014. Quest was also successful in placing AIR® products in all United States Walgreens stores as well as many other smaller regional drug store chains including Winn Dixie and Bi-Lo. Quest is working on testing AIR® products in other large drug chains including CVS and anticipates adding many additional stores and online outlets throughout 2015.

In March of 2014, Airware entered into a Joint Venture (“JV”) with Eastar Industries in China to act as the exclusive distributor for all Airware products with an initial focus on the AIR® filters product line. Eastar Industries, a subsidiary of Eastar Chemical Corporation, focuses on Eastar's pharmaceutical and health/beauty business for China and selected Southeast Asian countries. Eastar Industries licenses patented pharmaceuticals, medical devices and unique health/beauty products from U.S. and European companies for import to China and Southeast Asia through its local joint venture partner companies. Airware will own 18% of the JV that is formed in Hong Kong. Initial launch of AIR® PM2.5 began in December of 2014 in response to the severe pollution issues burdening most of the tier 1 cities of China.

China's ever-worsening air pollution problems and the spread of avian flu have been highlighted in recent media reports:

The Washington Post reported that daily levels of PM2.5, a dangerous particulate that can cause asthma, cardiovascular disease and cancer, have reached 155.2 micrograms per cubic meter of air in China's most polluted city. (The World Health Organization considers anything over 10 micrograms per cubic meter of PM2.5 to be hazardous.) By comparison, the worst U.S. city (Bakersfield, CA) measures 18.2 micrograms of PM2.5 per cubic meter.

According to a recent article in The Guardian, air pollution in urbanized northern China will shorten 500 million Chinese lives by an average of 5.5 years.

The New York Times reported in January 2014 that China had disclosed a steadily growing number of cases of the dangerous H7N9 bird flu, which killed 26 people last spring.

In 2014, Airware launched a new website substantially updating the image and expanded the social media program to include the launch of a YouTube channel that showcases a number of product videos. Airware’s Facebook page broke 10,000 fans with a product rating of 4.5 out of 5 stars. Airware formed a partnership with and hired a well-known actor, Adam Herschmann, known for Hollywood films Accepted, Harold & Kumar Escape from Guantanamo Bay, Soul Men, Nurse 3-D and the upcoming Hot Tub Time Machine 2. Adam Herschmann stars as the “Bubble Boy” for Airware, developing a series of up to 14 videos showcasing the AIR® Filters product in a humorous fashion. The first Bubble Boy video was met with over 100,000 views within the second week of launch. Airware expects to develop and launch several product videos to showcase the other non-filtered AIR® products throughout 2015.

In October 2014, Airware filed a new patent application for a revolutionary oxygen cannula delivery system, expected to launch in 2015. The system will feature a proprietary cannula design, fitted with disposable nasal dilators that diffuse the stream of oxygen as it enters the nasal passage and prevent the nasal dryness, irritation and discomfort commonly reported by cannula users. The nasal dilators also work to open the nasal passage and increase airflow by up to 60%, enhancing the overall effectiveness of oxygen therapy.

Commonly prescribed for patients with chronic shortness of breath, sleep-related breathing disorders and chronic obstructive pulmonary disease (COPD), oxygen therapy has been widely provided through a nasal cannula system since the 1940’s. Largely unchanged since its inception nearly 75 years ago, the traditional nasal cannula causes a myriad of patient complaints, including nasal passage dryness, irritation and failure to stay in place while the patient is asleep. In addition, the potential for contamination and infection from improperly cleaned cannulas is a pervading problem.

According to the National Heart, Lung and Blood Institute, over 12 million people in the U.S. have been diagnosed with COPD and an additional 12 million are likely to have it without realizing it. A recent international survey found that worldwide prevalence ranged from 7-9% (up to 640 million people). With home oxygen patients averaging two or three cannulas a month, an estimated 800 million cannulas are used annually for oxygen therapy alone.

The global market for respiratory care devices, including oxygen cannulas, is expected to reach $13.5 billion by 2015, according to market research and consulting company MarketsandMarkets.

In October 2014, Airware acquired the patent for a skin treatment line that will launch in early 2015. The line of skin care products utilizes pharmaceutical-grade serums in a patented treatment system designed to enhance and provide youthful benefits to the skin.

The first product in the skin care line, which will be available for purchase in early 2015, employs a high-grade vitamin C serum combined with a patented protective shield to target facial wrinkles including crow's feet, frown and lip lines as well as wrinkles affecting the décolleté and chest areas. The serum boosts collagen production in the skin to fill wrinkles and lines, while the shield works to prevent oxidation of the serum and keeps the skin smooth overnight.

With the national rollout of the anti-aging product, AirWare Labs will be entering a $122.3 billion global market, driven by the baby boomer generation, which is expected to reach $191.7 billion by 2019, according to a recent report by Transparency Market Research.

Following the anti-wrinkle product, AirWare will roll out skin care systems to treat acne, scars and warts -- all using proprietary pharmaceutical-grade serums combined with patented dermal shields. All of the products will be made available to the public through a network of national distribution partners.

In November of 2014, Airware filed a new patent application for a cutting-edge CPAP (Continuous Positive Airway Pressure) treatment system that replaces bulky, uncomfortable CPAP masks with a streamlined nasal design that promotes a restful night's sleep. The system will utilize AirWare Labs' proprietary nasal oxygen cannula design, fitted with disposable dilators that work to open the nasal passage and increase airflow by up to 60%.

Commonly prescribed for patients with breathing problems like sleep apnea, CPAP therapy uses forced air pressure to keep airways open and improve breathing while the patient is asleep. Conventional CPAP masks cover the patient's nose and mouth with straps that stretch across the forehead and face. While the masks can be effective in treating sleep apnea, common complaints include feelings of claustrophobia, chest discomfort, skin irritation, dry nose and mouth. Additionally, improperly fitted masks can fail to provide the air pressure necessary for keeping the airway open, and can even release air into the eyes, causing dryness and irritation. AirWare Labs' nasal system ensures a proper fit, eliminates discomfort and allows for ease of movement.

Because regular cleaning and/or replacement of CPAP materials is required to reduce the risks of bacterial contamination and infection, the retail cost of conventional supplies-including the mask, tubes and filters-can average as much as $800 per year per patient. AirWare Labs' system will utilize inexpensive disposable nasal cannula inserts, saving patients hundreds of dollars each year in maintenance and replacement costs.

According to the National Sleep Foundation (http://sleepfoundation.org/sleep-disorders-problems/sleep-apnea), more than 18 million adults in the U.S. have sleep apnea. A recent market research report (http://www.micromarketmonitor.com/market-report/positive-airway-pressure-pap-reports-7582754989.html) valued the global Positive Airway Pressure (PAP) market at $4.7 billion in 2013 and forecasted that value to grow to $10.4 billion by 2018.

In November of 2014, Airware filed multiple new patent applications for an innovative nasal drug delivery system that will enable users to inhale precise doses of medication into the nasal cavity.

The system will include Airware Labs' patent-pending disposable sealed cartridge and patent-pending nasal insert system with insufflation plugins, both of which can be filled with medication in powder form. The cartridge and inserts enable the delivery of nasal medication in precise dosages, either all at once or in a controlled release, resulting in faster diffusion rates and eliminating the possibility of using too little or too much of a prescribed medication. In addition, the inserts can be used as an alternative to nasal sprays, which are often reported to cause irritation, discomfort and an unpleasant taste.

Nasal drug delivery can be used for locally acting medications, like decongestants and allergy treatments, as well as for systemically active drugs used to treat migraines or hormone imbalances.

There are several benefits to using a nasal insufflation or respiratory drug delivery system. First, the nasal cavity's mucus membranes and readily accessible vascular bed allow medications to be absorbed into the blood stream as quickly and effectively as intravenous (IV) catheters, making nasal insufflation a good alternative for pediatric patients or people with an aversion to needles. Second, nasal delivery provides fast-acting, full-potency effects vs. orally administered drugs that can become degraded as they are metabolized in the gut or liver.

Current insufflation devices are expensive and generally only used in hospitals or under the direct supervision of a nurse or physician. Airware's nasal delivery cartridges and inserts are designed to be affordable and easy to use at home for either prescription or over-the-counter medications.

In addition to partnering with pharmaceutical companies, Airware plans to work with the medical cannabis industry to create a nasal insufflation solution that allows for precise dosing, as dosage control is difficult when ingesting or smoking a medication.

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

  Americans currently spend over $34 billion annually on alternative medicine
  25% of the population suffers from allergies, spending $5.6 billion annually for medications that treat rather than prevent allergens from entering the system (AIR® Allergy)
  $4 billion spent annually for OTC cough/cold medicines, many of which have unpleasant side effects (AIR® Decongest)
  Sleep deprivation is a serious and rampant problem, demonstrated by the expected annual sales of OTC sleep aids reaching or exceeding $759 million annually. People who sleep less than 6 hours per night have a 70% higher mortality rate than those sleeping 7-8 hours (AIR® Breathe, AIR® Sleep/Snore)
  45% of the population snores, creating a demand for an effective solution to this widespread problem (AIR® Breathe, AIR® Sleep/Snore)
  The sale of sports related supplements is rapidly on the rise, growing 22% in 2011 (AIR® Sport)
  The sale of nasal strips exceeded $100 million in 2011, though strips are less effective and not discreet (AIR® Breathe)
  Recent marketing efforts to promote nasal strips as a lifestyle choice to improve breathing, sleep and overall well-being indicate a need for this type of product for mainstream consumers (AIR® Breathe)
  1.9 billion airplane trips are taken every year, and airplane cabin air is a notoriously unhealthy breeding ground for bacteria and viruses. At this time, the only available solution is an uncomfortable, unsightly facemask. The 2003 SARS outbreak demonstrated widespread exposure as far as 7 rows away from an infected individual (AIR® Travel)

 The AIR® nasal dilator is made from FDA-approved, latex-free/adhesive-free hypoallergenic medical grade material and has passed both Cytotoxicity and an intracutaneous reactivity testing. The product is discreet, positioned on the inner nose, just at the nostrils edge, gently lifting and supporting the nasal valve passages, and opening airways. Unlike nasal strips, whose sales exceeded $100M in 2011, the AIR® product, with its over 20 patents, can be worn all day and night in comfort, without altering appearance.

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

Products

We have developed the following four product lines, which are described in detail below:

•	Breathe Products
•	Filters Products
•	Essentials Products
•	Sport Products

We have filed patents for new product lines, which include:

•	Nasal Cannula System

•	Continuous positive airway pressure (CPAP) Nasal System
•	Nasal Drug Delivery & Insufflation System
•	Skin Treatment System (wrinkles & Acne)

BREATHE PRODUCTS

AIR® Breathe is a globally patented FDA exempt Class 1 medical device, made from soft, medical-grade material. Air® Breathe is an adhesive-free nasal breathing aid that provides instant relief for congestion and snoring caused by nasal constriction. AIR® Breathe fits comfortably and discreetly inside the nose, opening the nasal valve, and increasing airflow up to 40%. This breakthrough breathing technology is designed to allow consumers to take advantage of their powerful nasal system for optimal health.

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

Our principal offices are located at 7377 Doubletree Ranch Rd., Suite 260, Scottsdale, AZ 85258. We currently rent this space for $2,236 per month. The lease expires on August 31, 2017. We believe that this space is adequate for our current and immediately foreseeable operating needs.

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

On December 27, 2011, the Company was named as a defendant in a lawsuit alleging a default on two notes payable totaling $75,000 plus accrued interest. Ultimately, a judgment for $92,001 was entered against the Company as a result of this lawsuit. Per a later settlement agreement, the Company has been making monthly payments of $4,000 against this judgment with interest due on the remaining balance of 4.25% per annum. The notes and accrued interest are reflected in the Company’s Balance Sheets in Notes Payable and Convertible Notes Payable as of September 30, 2014 and 2013.

On January 22, 2013, David Dolezal (“Mr. Dolezal”), a former officer and director of Airware Labs Corp., filed a Complaint against Airware Labs Corp. in the Superior Court of Arizona in Maricopa County, Case No. CV2013-004194, with regard to allegedly unpaid wages from Airware Labs Corp. Mr. Dolezal sought monetary damages for his claims. On December 11, 2013, the Parties filed a Stipulation for Dismissal to dismiss the lawsuit with prejudice. On December 5, 2013, the Company entered into a share re-purchase agreement with former officer Mr. David Dolezal to buy back 7,567,622 shares of common stock held by Mr. Dolezal and entities under his control.  Other outside investors were granted the opportunity to participate in this purchase, with 1,550,000 shares being purchased directly from Mr. Dolezal by others, and 6,017,622 being re-purchased by the Company.  Upon completion of this transaction on December 17, 2013, Mr. Dolezal no longer has any ownership in the Company and this matter is settled in its entirety.

On August 28, 2014, the Company was named as a Defendant in a lawsuit by a former officer alleging wrongful termination. The former officer claims he is owed compensation following his termination from the Company and seeks to recover a cash award of approximately $200,000 as well as common stock of the Company. The Company does not believe the claims have merit and is vigorously defending the action.

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

Fiscal Quarter	High	Low
First Quarter (Oct. 1, 2013 – Dec. 31, 2013)	$0.30	$0.106
Second Quarter (Jan. 1, 2014 – Mar. 31, 2014)	0.70	0.20
Third Quarter (Apr. 1, 2014 – Jun. 30, 2014)	0.39	0.20
Fourth Quarter (Jul. 1, 2014 – Sept. 30, 2014)	0.24	0.075

First Quarter (Oct. 1, 2012 – Dec. 31, 2012)	$1.01	$0.26
Second Quarter (Jan. 1, 2013 – Mar. 31, 2013)	0.75	0.20
Third Quarter (Apr. 1, 2013 – Jun. 30, 2013)	0.55	0.25
Fourth Quarter (Jul. 1, 2013 – Sept. 30, 2013)	0.66	0.15

Record Holders

As of December 18, 2014, there were 64,268,662 common shares issued and outstanding, which were held by 150 stockholders of record.

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

On February 28, 2014, the Company issued 1,207,388 shares of restricted common stock as payment to settle debts with two parties, eliminating a total of $301,846.92 of debt.

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

On July 23, 2014, the Company issued a total of 89,837 restricted shares of common stock as payment for consulting services rendered to the Company, at a cost basis of $0.26 per share.

On July 23, 2014, the Company issued a total of 12,821 restricted shares of common stock as payment for consulting services rendered to the Company pursuant to a Consulting Agreement dated March 27, 2014, at a cost basis of $0.39 per share.

On August 4, 2014, the Company issued 300,000 shares of restricted common stock at a cost basis of $0.20 per an Asset Acquisition Agreement dated July 23, 2014.

On August 12, 2014, the Company issued 511,600 shares of restricted common stock as payment for interest on loans to the Company for July 2014, at a cost basis of $0.05 per share.

On September 15, 2014, the Company issued 553,653 shares of restricted common stock as payment for interest on loans to the Company for August 2014, at a cost basis of $0.05 per share.

On September 15, 2014, the Company issued 200,000 shares of restricted common stock, at a cost basis of $0.10 per share, pursuant to a Business Development Consulting Agreement dated September 2, 2014.

Subsequent Issuances

On October 10, 2014, the Company issued 541,600 shares of restricted common stock as payment for interest on loans to the Company for September 2014, at a cost basis of $0.05 per share.

On November 12, 2014, the Company issued 250,000 restricted shares of common stock to one holder pursuant to a Consulting Agreement dated October 13, 2014, at a cost basis of $0.20 per share.

On November 12, 2014, the Company issued 576,653 shares of restricted common stock as payment for interest on loans to the Company for October 2014, at a cost basis of $0.05 per share.

On November 12, 2014, the Company issued 72,250 restricted shares of common stock to one holder as compensation for services rendered to the Corporation from July 1, 2014 to September 30, 2014, at a cost basis of $0.166 per share.

On December 4, 2014, the Company issued 571,600 shares of restricted common stock as payment for interest on loans to the Company for November 2014, at a cost basis of $0.05 per share.

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

Results of Operations

Total revenue for the years ended September 30, 2014 and 2013 was $179,494 and $341,991, respectively. The decrease in revenue is due to a reduction in orders from our major distributor. Cost of goods sold for the year ended September 30, 2014 was $115,663 as compared to $143,822 for the year ended September 30, 2013, resulting in gross profits of $63,831 and $198,169 for the years ended September 30, 2014 and 2013, respectively.

Operating expenses in the year ended September 30, 2014 amounted to $1,168,929 as compared to $1,592,751 for the year ended September 30, 2013. The decrease in expenses is primarily the result of a decrease of $434,197 in professional fees, which was $583,384 for the year ended September 30, 2014 as opposed to $1,017,581 for the year ended September 30, 2013.

The net loss for the year ended September 30, 2014 was $17,082,226 as compared to $3,325,069 for the year ended September 30 , 2013. The increase in net loss is primarily the result of a loss from warrants exercised by a related party.

Liquidity and Capital Resources

Our balance sheet  as of September 30, 2014 reflects $42,582 in cash and cash equivalents. We intend to raise the balance of our cash requirements for the next 12 months (approximately $5,000,000) from private placements or a registered public offering (either self-underwritten or through a broker-dealer). Additionally, we have the Stockbridge secured bridge note to draw from, which as of December 31, 2014 has an available balance of $248,000. If we are unsuccessful in raising enough money through future capital-raising efforts, we may review other financing possibilities such as bank loans. At this time, our Company does not have a commitment from any broker/dealer to provide additional financing. There is no assurance that any additional financing will be available or if available, on terms that will be acceptable.

Cash Flow from Operating Activities

During the year ended September 30, 2014, the Company used $738,598 in cash for operating activities compared with $353,544 for the year ended September 30, 2013. The increase in cash used for operating activities is primarily due to payments towards accounts payable.

Cash Flow from Investing Activities

During the years ended September 30, 2014 and 2013, the Company used $16,000 and $35,534 in cash for investing activities, respectively. The decrease in cash used for investing activities is due to purchasing less property and equipment.

Cash Flow from Financing Activities

During the year ended September 30, 2014, the Company received $777,238 in cash from financing activities. This consisted of $1,356,500 in net financing from notes payable, $25,000 in proceeds from the issuance of stock for cash less $604,262 in payments for the repurchase of common stock and options. This compares with $407,620 during the year ended September 30, 2013 which consisted of $240,678 in net financing from notes payable, $398,875 in proceeds from the issuance of stock for cash net of amounts paid to raise equity and $231,933 in net repayment of factoring accounts payable and accounts receivable.

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

Future Financings

In addition to the Stockbridge secured bridge note, which as of December 31, 2014 has an available balance of $248,000, we will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

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

SEPTEMBER 30, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Airware Labs Corp.

We have audited the accompanying consolidated balance sheets of Airware Labs Corp. as of September 30, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years then ended. Airware Labs Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Airware Labs Corp. as of September 30, 2014 and 2013, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Respectfully submitted,

Weinberg & Baer, LLC

Baltimore, MD

December 29, 2014

AIRWARE LABS CORP.

(FORMERLY CROWN DYNAMICS CORP.)

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2014 AND SEPTEMBER 30, 2013

	2014	2013

ASSETS
Current Assets:
Cash and cash equivalents	$42,582	$19,942
Accounts receivable	3,137	35,019
Inventory	71,614	51,423
Deposits	10,000	—
Prepaid expenses and other current assets	66,205	10,690
Total current assets	193,538	117,074

Other Assets:
Property and equipment, net	20,039	31,619
Intangible assets, net	292,402	291,072
Deposits	2,387	2,400
Investment in Breathe Active, LLC	290	290
Total Assets	$508,656	$442,455

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities:
Accounts payable	$1,639,529	$1,868,205
Accrued interest - related parties	32,076	12,793
Accrued interest	1,244	6,441
Accrued expenses	72,172	18,554
Notes payable	—	18,178
Convertible notes payable - current portion	27,678	32,773
Convertible notes payable to related parties - current portion, net of discount	1,324,659	25,000
Total current liabilities	3,097,358	1,981,944

Accrued interest to related parties	106	1,267
Notes payable to former officer	47,500	47,520
Convertible notes payable, less current portion	—	22,227
Convertible notes payable to related parties, less current portion, net of discount	—	228,782
Warrant liability	—	1,098,566
Total liabilities	3,144,964	3,380,306

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $.0001 per share, 200,000,000 and 200,000,000 shares authorized; 62,256,379 and 38,129,100 shares issued and outstanding at September 30, 2014 and 2013, respectively	6,226	3,813
Additional paid-in capital	29,452,379	12,071,023
Accumulated (deficit)	(32,094,913)	(15,012,687)
Total stockholders' (deficit)	(2,636,308)	(2,937,851)

Total Liabilities and Stockholders' (Deficit)	$508,656	$442,455

 The accompanying notes are an integral part of these financial statements

AIRWARE LABS CORP.

(FORMERLY CROWN DYNAMICS CORP.)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED SEPTEMBER 30, 2014 AND 2013

	2014	2013

Revenues, net	$179,494	$341,991
Cost of products sold	115,663	143,822
Gross profit	63,831	198,169

Operating expenses
General and administrative	962,155	1,310,376
Sales and marketing	206,774	282,375
Total expenses	1,168,929	1,592,751

(Loss) from operations	(1,105,098)	(1,394,582)

Other income (expense)
Interest income	289	—
Forgiveness of debt	11,867	—
Induced note conversion expense	(2,697)	(141,432)
Interest expense	(1,365,153)	(1,764,191)
Loss on disposition of property and equipment	—	(278)
Bad debt expense	—	(30,000)
Other income	—	3
Valuation (loss)/ gain - common stock warrants	(707,400)	2,797,214
Financing cost for convertible note - related party	—	(2,791,803)
Loss on warrants exercised	(13,914,034)	—
Total other income (expense)	(15,977,128)	(1,930,487)

(Loss) before income taxes	(17,082,226)	(3,325,069)

Income tax expense	—	—

Net (loss)	$(17,082,226)	$(3,325,069)

Basic and diluted net (loss) per common share	$(0.34)	$(0.10)

Basic and diluted weighted average common
shares outstanding	49,742,031	34,324,136

The accompanying notes are an integral part of these financial statements.

AIRWARE LABS CORP.

(FORMERLY CROWN DYNAMICS CORP.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED SEPTEMBER 30, 2014 AND 2013

			Additional	Obligation
	Common Stock		Paid-in	To Issue	Accumulated
	Shares	Amount	Capital	Equity	(Deficit)	Total
Balance at September 30, 2012 - Restated	29,966,538	$2,997	$9,250,654	$28,943	$(11,687,618)	$(2,405,024)
Issuance of stock for cash	1,735,000	174	433,576	—	—	433,750
Exchange of shares for services	1,470,600	147	334,696	(28,943)	—	305,900
Exchange of shares for interest expense	1,646,962	164	180,207	—	—	180,371
Shares issued for conversion of notes payable	800,000	80	346,352	—	—	346,432
Stock issued for loan modification	2,510,000	251	1,404,124	—	—	1,404,375
Stock options issued for services	—	—	47,082	—	—	47,082
Stock options issued for investment in Breathe Active, LLC	—	—	290	—	—	290
Warrants issued for services	—	—	8,917	—	—	8,917
Discount of convertible notes	—	—	100,000	—	—	100,000
Cash paid to raise equity	—	—	(34,875)	—	—	(34,875)
Net (loss)	—	—	—	—	(3,325,069)	(3,325,069)
Balance at September 30, 2013	38,129,100	$3,813	$12,071,023	$—	$(15,012,687)	$(2,937,851)
Issuance of stock for cash	125,000	12	24,988	—	—	25,000
Exchange of shares for services	2,077,530	208	475,368	—	—	475,576
Exchange of shares for interest expense	5,165,228	517	258,385	—	—	258,902
Shares issued for conversion of notes payable	20,000	2	7,694	—	—	7,696
Stock options issued for services	—	—	56,119	—	—	56,119
Stock options repurchased	—	—	(2,500)	—	—	(2,500)
Warrants issued for services	—	—	2,238	—	—	2,238
Exercise of warrants	22,457,143	2,246	15,717,754	—	—	15,720,000
Discount of convertible notes	—	—	1,402,000	—	—	1,402,000
Shares issued for purchase of assets	300,000	30	40,470	—	—	40,500
Stock repurchased and cancelled	(6,017,622)	(602)	(601,160)	—	—	(601,762)
Net (loss)	—	—	—	—	(17,082,226)	(17,082,226)
Balance at September 30, 2014	62,256,379	$6,226	$29,452,379	$—	$(32,094,913)	$(2,636,308)

The accompanying notes are an integral part of these financial statements.

AIRWARE LABS CORP.

(FORMERLY CROWN DYNAMICS CORP.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2014 AND 2013

	2014	2013
Operating Activities:
Net (loss)	$(17,082,226)	$(3,325,069)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	65,751	62,956
Common stock issued/obligated for services	476,576	305,900
Options and warrants issued for services	58,357	55,999
Loss on disposition of property and equipment	—	278
Interest expense from amortization of debt discount	1,075,878	1,532,634
Induced conversion expense	2,697	141,432
Stock issued for payment of interest on convertible notes - related party	258,902	170,847
Stock issued for payment of interest on convertible notes	—	9,524
Bad debt expense	—	30,000
Forgiveness of debt	(20)	—
Loss on warrants exercised	13,914,034	—
Valuation (gain)/expense - common stock warrants	707,400	(2,797,214)
Financing costs for senior convertible note - related party	—	2,791,803
Changes in operating assets and liabilities:
Accounts receivable	31,882	576,351
Inventory	(20,191)	(39,793)
Prepaid expenses	(55,515)	121,301
Deposits	(9,987)	—
Accounts payable	(228,676)	212,936
Accrued interest	12,925	(55,062)
Accrued expenses	53,615	(148,367)
Net Cash (Used in) Operating Activities	(738,598)	(353,544)

Investing Activities:
Purchases of property and equipment	(16,000)	(35,534)
Proceeds from disposition of property and equipment	—	—
Notes receivable from related parties	—	—
Net Cash (Used in) Investing Activities	(16,000)	(35,534)

Financing Activities:
Stock issued for cash	25,000	433,750
Proceeds from convertible notes payable	1,402,000	685,000
Repayment of convertible notes payable	(27,322)	(400,000)
Repayment of notes payable	(18,178)	(44,322)
Options re-purchased	(2,500)	—
Stock re-purchased	(601,762)	—
Proceeds from factored accounts receivable	—	346,448
Repayment of factored accounts receivable note	—	(578,381)
Cash paid to raise equity	—	(34,875)
Net Cash Provided by Financing Activities	777,238	407,620

Net Increase (Decrease) in Cash	22,640	18,542

Cash - Beginning of Year	19,942	1,400

Cash - End of Year	$42,582	$19,942

Supplemental disclosure of cash flow information:
Interest paid in cash	$2,500	$66,892

Non-cash investing and financing activities:
Stock issued for convertible notes	$5,000	$205,000
Debt discount on note payable, related party	1,402,000	2,608,352
Stock issued to acquire intangible assets and property	39,500	—
Warrants issued to related party for convertible note modification	—	3,895,780
Stock options issued for investment in Breathe Active, LLC	—	290

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

On March 20, 2012, through an equity exchange agreement, the Company acquired all of the issued and outstanding stock of Airware Holdings, Inc., a Nevada corporation (“Airware”), in exchange for shares of the Company’s newly-issued common stock. Airware Holdings, Inc. was formed in February 2010 and is a non-prescription medical products company. The principal business purpose of the Company is to develop, manufacture and distribute breathing solutions that address major respiratory challenges impacting human health.

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

Accounts Receivable

The Company follows the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense based on a review of the individual accounts outstanding and the Company’s prior history of uncollectible accounts receivable. As of September 30, 2014 and 2013, no allowance was established for potentially uncollectible accounts receivable as none was deemed necessary. During the years ended September 30, 2014 and 2013, the Company had no write-offs of receivables. The Company’s policy is to record finance charges on outstanding delinquent accounts receivable only if they are collected. Accounts receivable are generally unsecured.

Inventory

Inventory is mostly held by a third party and consists of finished goods and is stated at the lower of cost, determined by the first-in, first-out method, or market. Inventories are determined by physical counts.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided for on the straight-line method, over the estimated useful lives of the assets. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Betterments or renewals are capitalized when incurred. Gains and losses on the disposition of property and equipment are recorded in the period incurred. Production molds owned by the Company are capitalized and are included in manufacturing equipment. Pre-production design and development costs are expensed as incurred. Depreciation expense for the years ended September 30, 2014 and 2013 amounted to $29,080 and $28,565, respectively.

The estimated useful lives of property and equipment are:

•	Manufacturing equipment	2-3 years
•	Office furniture and equipment	5-7 years

Intangible Assets

Intangible assets consist of patents and intellectual property and are amortized over the period that the Company believes best reflects the time frame in which the economic benefits will be consumed. The Company evaluates intangible assets with definite lives for recoverability when events or circumstances indicate that these assets might be impaired. The Company tests those assets for impairment by comparing their respective carrying values to estimates of the sum of the undiscounted future net cash flows expected to result from the assets. If the carrying amount of an asset exceeds the sum of the undiscounted net cash flows expected from that asset, the Company recognizes an impairment loss based on the amount by which the carrying value exceeds the fair value of the asset. There was no loss on impairment of intangible assets recognized for the years ended September 30, 2014 and 2013. Amortization expense for the years ended September 30, 2014 and 2013 amounted to $36,671 and $34,391 respectively, and is included in general and administrative expenses on the statements of operations.

Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company uses an estimate of the related undiscounted cash flows, excluding interest, over the remaining life of the property and equipment or other long-lived asset in assessing its recoverability. Impairment losses are recognized for the amount by which the carrying amount of the asset(s) exceeds the fair value of the asset(s). The Company primarily employs two methodologies for determining the fair value of a long-lived asset: (i) the amount at which the asset could be bought or sold in a current transaction between willing parties; or (ii) the present value of expected future cash flows grouped at the lowest level for which there are identifiable independent cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There was no loss on impairment of long-lived assets for the years ended September 30, 2014 and 2013.

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

On an on-going basis, the Company assesses the likelihood that the deferred tax assets will be recovered from future taxable income. At September 30, 2014 and 2013, it was believed that the recovery of the deferred tax assets was less than likely and therefore, a full valuation allowance was established.

Interest relative to income taxes is charged to interest expense and penalties are charges to general and administrative costs if there are any assessments. No interest or penalties relative to income taxes has been recognized during the years ended September 30, 2014 or 2013.

The Company files income tax returns in the U.S. federal jurisdiction, and the State of Arizona. The Company is subject to U.S. federal, state, and local income tax examinations by tax authorities. All periods beginning on or after January 1, 2011 are open to examination by taxing authorities. The Company is not currently being audited by any of these entities nor has it been audited. The Company believes it has no tax positions for which the ultimate deductibility is highly uncertain. The Company changed its tax year-end from December 31 to September 30 effective with the January 1, 2013 tax year.

Revenue Recognition

The Company recognizes revenue on the sale of products at the time of delivery and acceptance. Delivery is generally FOB destination. At the time of delivery, the following have occurred:

•	Evidence of delivery;
•	A price per unit has been determined; and
•	Collectability has been reasonably assured.

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

Net Loss Per Share

Basic earnings per share does not include dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Dilutive securities are not included in the weighted average number of shares when inclusion would be anti-dilutive. Due to the net losses for the years ended September 30, 2014 and 2013, basic and diluted loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

As of September 30, 2014 and 2013, there were total shares of 30,853,341 and 42,593,308, respectively issuable upon conversion of notes payable, exercise of warrants and vested options that were not included in the earnings per share calculation as they were anti-dilutive.

Shipping and Handling

Shipping and handling costs associated with the shipment of products to the customer are recorded as costs of goods sold.

Advertising Costs

Advertising costs are charged to expense when incurred.  Total advertising expense recognized during the years ended September 30, 2014 and 2013 were $6,883 and $17,607, respectively. Advertising expense is included in selling and marketing expenses on the accompanying statements of operations.

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

Legal Costs Associated with Loss Contingencies

Legal costs associated with loss contingencies are expensed as incurred.

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

3. Prepaid Expenses and Other Current Assets

	September 30,
	2014	2013
Insurance expense	$4,596	$4,023
Consulting	32,155	1,667
Deposits	29,454	5,000
	$66,205	$10,690

4. Property and Equipment, Net

	September 30,
	2014	2013
Manufacturing equipment	$62,500	$45,000
Office furniture and equipment	21,678	21,678
	84,178	66,678
Less: accumulated depreciation	(64,139)	(35,059)
	$20,039	$31,619

During the year ended September 30, 2013, the Company disposed of production molds that are no longer in service. As the molds were fully depreciated, there was no related gain or loss on disposal. The Company also disposed of certain office equipment that is no longer in use resulting in a loss on disposal of assets of $278 for the year ended September 30, 2013.

Depreciation expense was $29,080 and $28,565 for the years ended September 30, 2014 and 2013, respectively.

5. Intangible Assets

The Company’s intangible assets relate to the Company’s patents and intellectual property. For the Company’s Air product line, these assets are amortized over the remaining life of the original patent, which is 7.25 years as of September 30, 2014. At September 30, 2014 and 2013, the net carrying value of the Air patents was calculated as follows:

	September 30,
	2014	2013
Gross carrying amount	$481,337	$481,337
Less: accumulated amortization	(224,655)	(190,265)
	$256,682	$291,072

On July 23, 2014, the Company entered into an Asset Acquisition Agreement whereby it purchased a patent related to a line of beauty products that the Company plans to produce and market. This patent will be amortized over the remaining life of the original patent, which is 3.9 years as of September 30, 2014. At September 30, 2014 and 2013, the net carrying value of the beauty patent is as follows:

	September 30,
	2014	2013
Gross carrying amount	$38,000	$—
Less: accumulated amortization	(2,280)	(—)
	$35,720	$—

The scheduled amortization to be recognized over the next five years is as follows:

Year ending September 30,	Amount
2015	$43,511
2016	43,511
2017	43,412
2018	41,461
2019	31,280

Amortization expense was $36,671 and $34,391 for the years ended September 30, 2014 and 2013, respectively.

6. Investment in Breathe Active, LLC

On September 28, 2013, the Company entered into an agreement with Breathe Active, LLC (Breathe Active) pursuant to which the Company granted Breathe Active the right to manufacture, use, distribute, sell, advertise and promote the Company’s products. Additionally, the Company will receive royalties on products sold by Breathe Active. As part of this agreement, the Company was granted an 18% non-voting ownership in Breathe Active. The Company issued 1,000,000 stock options as a term of this agreement. The Company accounts for this investment at cost.

7. Accrued Expenses

Accrued expenses consist of the following:

	September 30,
	2014	2013
Compensation	$13,076	$9,066
Consulting	12,000	3,750
Payroll taxes	890	5,738
Legal	40,000	—
Deferred rent	6,206	—
	$72,172	$18,554

8. Notes Payable

Notes payable consists of the following:

	September 30,
	2014	2013
7.00% note payable due April 30, 2011, interest payments are due semi-annually, unsecured. Terms amended in March 2013 to payment of $4,000 monthly payments of principal and interest of 4.25% until paid in full.	—	18,178
	$—	$18,178

Notes payable consists of a note that had gone into default for which a judgment was later filed. The Company made payments during the year which paid off the entire balance as of September 30, 2014.

9. Convertible Notes Payable

Convertible notes payable consist of the following:

	September 30,
	2014	2013
8.00% notes payable, due August 22, 2012, convertible to common stock at $.50 per share, interest payments are due at maturity, unsecured	$5,000	$5,000
6.50% note payable, due November 26, 2011, convertible to common stock at $2 per share, interest payments are due annually, unsecured. Terms amended in March 2013 to interest at 4.25%, with $4,000 monthly payments of principal and interest beginning after the related note payable is paid in full	22,678	50,000
	27,678	55,000
Less current portion	(27,678)	(32,773)
	$—	$22,227

During the year ended September 30, 2014, the Company repaid convertible notes payable in the amount of $27,322.

Convertible notes payable includes one note totaling $5,000 which is in default as of September 30, 2014. See Commitments and Contingencies Footnote 15 for further information.

Convertible notes payable also includes a note totaling $50,000 that was in default for which a judgment was later filed. The Company is currently making payments on the outstanding balance. See Commitments and Contingencies Footnote 15 for further information.

The future minimum payment of the convertible notes payable for each of the following years and in the aggregate:

Years ending September 30,	Amount
2015	$27,678
2016	$—

10. Notes Payable to Former Officer

Notes payable to former officer consists of the following:

	September 30,
	2014	2013
0.27% note payable, due August 1, 2016, interest due at maturity, unsecured	$47,500	$47,520

On December 5, 2013, the Company entered into a revised promissory note with former officer David Dolezal calling for four equal payments to begin on November 1, 2015 and ending August 1, 2016. Interest was reduced from 2.0% to 0.27%.

The future minimum payment of the note payable for each of the following years and in the aggregate:

Years ending September 30,	Amount
2015	$—
2016	$47,500

11. Convertible Notes Payable to Related Parties

Convertible notes payable to related parties consist of the following:

	September 30,
	2014	2013
12% note payable net of unamortized debt discount of $1,403,341 and $1,077,218, at September 30, 2014 and 2013, respectively, due September 30, 2015, convertible to common stock at $.05 per share, interest payments are due monthly. Debt is secured by substantially all of the assets of the Company.	$1,304,659	$228,782
8.00 % note payable due February 28, 2014, convertible to common stock at $.50 per share, interest payments are due at maturity, unsecured	—	5,000
8.00 % note payable due August 26, 2012, convertible to common stock at $.50 per share, interest payments are due at maturity, unsecured	20,000	20,000
	1,324,659	253,782
Less current portion	(1,324,659)	(25,000)
	$—	$228,782

Convertible notes payable to related parties includes one note of $20,000 which was in default as of September 30, 2014. See Commitments and Contingencies Footnote 15 for further information.

During the year ended September 30, 2014, the holder of the $5,000 convertible note payable elected to convert the note to common stock.

Interest expense on the convertible notes payable to related parties (including amortization of debt discount of $1,075,878 and $1,531,134, respectively) was $1,349,632 and $1,667,006 for the years ended September 30, 2014 and 2013, respectively.

The fair value of the common stock that Stockbridge would receive if it converted all of its convertible note payable would exceed the principal balance of the note by approximately $1,354,000 as of September 30, 2014.

The future minimum payment of the convertible notes payable to related parties for each of the following years and in the aggregate:

Years ending September 30,	Amount
2015	$2,728,000
2016	$—

12. Rent

The Company entered into a lease agreement commencing June 1, 2014 and expiring August 31, 2017. As part of the lease agreement, a concession of the first three months’ free rent was provided. Total rent to be paid over the course of the lease is being expensed ratably over the period of the entire lease, creating a deferred rent liability of $6,206 as of September 30, 2014. Rent expense was $24,807 and $19,692 for the years ended September 30, 2014 and 2013, respectively.

13. Related Party Transactions

As detailed in Notes Payable to Former Officer Footnote 10, the Company has a note payable to its former President, David Dolezal. Certain convertible notes are with parties related to the Company. These are former officers and significant consultants, as further detailed in Convertible Notes Payable to Related Parties Footnote 11.

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

As noted in Stockholders’ Deficit Footnote 16, on October 4, 2013, the Company granted stock options to officers and a Board member. Additionally, on September 5, 2014, the Company granted stock options to officers, significant consultants and a Board member.

As noted in Commitments and Contingencies Footnote 15, on July 16, 2013, the Company entered into a Severance Agreement with Jeffrey Rassas.

As noted in Stockholders’ Deficit Footnote 16, on February 5, 2014, Stockbridge submitted Warrant Exercise Notices pursuant to which it exercised all of its 26,200,000 outstanding warrants. Stockbridge elected to use the cashless exercise option provided for in the warrants, which resulted in the issuance of 22,457,143 shares of common stock.

During the year ended September 30, 2014, the Company borrowed $1,402,000 against the convertible secured note with Stockbridge (see Footnote 11).

As noted in Stockholders’ Deficit Footnote 16, during the year ended September 30, 2014, the Company issued 5,162,028 shares of stock in payment of interest on the Stockbridge convertible note.

During the years ended September 30, 2014 and 2013, the Company paid Stockbridge $0 and $11,008, respectively, in cash for payment of interest on both of their note and convertible notes.

14. Income Taxes

The Company’s provision for income tax (benefit) expense from operations consists of the following:

	For the years ended September 30,
	2014	2013
Current:
Federal and State	$—	$—
Deferred:	534,000	640,000
Less valuation allowance	(534,000)	(640,000)
Recognized tax benefit	$—	$—

For the years ended September 30, 2014 and 2013, the effective tax rate differs from the federal statutory rate primarily due to state income taxes, permanent differences, and the change in the valuation allowance as follows:

	For the years ended September 30,
	2014	2013
Statutory rate of 34% applied to
income (loss) before income taxes	$(5,808,000)	$(1,131,000)

State income tax expense (benefit)
of 4.612%, net of federal benefit	(788,000)	(153,000)

Increase (decrease) in income taxes resulting from:
Valuation allowance - net operating loss carryforward	534,000	640,000
Non-deductible items	6,062,000	644,000
	$—	$—

As of September 30, 2014, the Company has a net operating loss carryforward in the approximate amount of $12,571,000. Utilization of these net operating losses may be limited due to potential ownership changes under Section 382 of the Internal Revenue Code. The net operating loss carryforward is available to offset future federal and state taxable income through September 30, 2033 and September 30, 2018, respectively. The net operating losses would result in a deferred tax asset of approximately $4,854,000 as of September 30, 2014, which amount has been fully reserved through a valuation allowance.

15. Commitments and Contingencies

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

The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2014.

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

On December 22, 2011, the Company entered into a distribution agreement that provides for the issuance of common stock warrants, with an expiration date of 3 years, for the purchase of the Company’s common stock in an amount equal to 15% of the total products purchased by the distributor from the Company at the invoice price against the previous year’s purchases of paid invoices. The warrant price will be equal to the closing price of the Company’s stock price at the anniversary date of the agreement. As noted in Stockholders’ Deficit Footnote 16, per this agreement the Company issued a three-year warrant to purchase 125,464 shares at $.75 on December 22, 2012. Additionally, the Company issued another three-year warrant to purchase 172,078 shares at $.14 on December 23, 2013.

On December 27, 2011, the Company was named as a defendant in a lawsuit alleging a default on two notes payable totaling $75,000 plus accrued interest. Ultimately, a judgment for $92,001 was entered against the Company as a result of this lawsuit. Per a later settlement agreement, the Company has been making monthly payments of $4,000 against this judgment with interest due on the remaining balance of 4.25% per annum. The notes and accrued interest are reflected in the Company’s Balance Sheets in Notes Payable (Footnote 8) and Convertible Notes Payable (Footnote 9) as of September 30, 2014 and 2013.

The Company is in default on a convertible note payable totaling $5,000 and a convertible note payable to a related party totaling $20,000. The Company has attempted to communicate with the note holders to request extensions or conversion, but has been unsuccessful in doing so.

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

On January 6, 2014, the Company entered into a license agreement with Eastar Industries, Co., pursuant to which the Company granted Eastar an exclusive license to sell its products in China for a term of five years in exchange for a royalty equal to 18% of gross profits generated by the sales of products in China. Additionally, the Company and Eastar agreed to establish a joint venture company in Hong Kong or Shanghai which will be assigned Eastar’s rights under the agreement and of which 18% of the joint venture will be owned by the Company.

On January 28, 2014, the Company entered into an agreement (the “Acorn Agreement”) with Acorn Management Partners, LLC (“Acorn”) to perform certain financial advisory, business development and professional relations services (the “Acorn Services”). Under the terms of the Acorn Agreement and in exchange for the performance of the Acorn Services by Acorn, the Company shall pay to Acorn an aggregate of $115,000 in cash plus a variable number of shares of the restricted common stock of the Company. The Acorn Agreement was terminated early, on April 30, 2014.

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

On August 28, 2014, the Company was named as a Defendant in a lawsuit by a former officer alleging wrongful termination. The former officer claims he is owed compensation following his termination from the Company, and seeks to recover a cash award of approximately $200,000 as well as common stock of the Company. The Company does not believe the claims have merit and is vigorously defending the action.

The Company sells the majority of its products through major distributors. The Company warrants to the distributors that the product will be free from defects in material and workmanship. The Company has determined its product warranty to be immaterial at September 30, 2014 and 2013. The likelihood that the Company’s estimate of the accrued product warranty claims will materially change in the near term is considered remote.

16. Stockholders’ Deficit

Common Stock

Number of Shares of Common Stock
Balance at September 30, 2012 - Restated	29,966,538
Shares issued for financing expense (1)	2,510,000
Issuance of stock for cash (2)	1,735,000
Shares issued for conversion of notes payable (3)	800,000
Exchange of shares for interest expense (3)	1,646,962
Exchange of shares for services (4)	1,470,600
Balance at September 30, 2013	38,129,100
Issuance of stock for cash (5)	125,000
Shares issued for conversion of notes payable (6)	20,000
Exchange of shares for interest expense (6)	5,165,228
Exchange of shares for services (7)	795,142
Shares issued for exercise of warrants (8)	22,457,143
Shares issued for conversion of accounts payable (9)	1,282,388
Shares issued for asset purchase (10)	300,000
Shares repurchased from former officer (11)	(6,017,622)
Balance at September 30, 2014	62,256,379

(1) On October 15, 2012, the Company issued 10,000 shares to Stockbridge Enterprises, L.P. as a condition of a promissory note dated August 15, 2012.

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

(2) Between December 7, 2012 and June 26, 2013, the Company sold 1,735,000 shares for $433,750 through private placements.

(3) On December 7, 2012, a holder of a delinquent convertible note elected to convert to stock at a preferred rate of $.50 per share, rather than the post-split amount of $1.00 per share stated in the original note. This resulted in the issuance of 20,000 shares. On March 22, 2013, the Company issued an additional 2,788 shares in payment of accrued interest.

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

(4) During the year ended September 30, 2013, the Company issued 1,470,600 shares of the Company’s common stock for services. The shares were valued at the cost of the services provided, if known, and at the market value of the stock issued when unknown. This included 63,731 shares of stock previously obligated at September 30, 2012.

(5) On July 7, 2014, the Company sold 125,000 shares for $25,000 through a private placement.

(6) On March 3, 2014, the holder of a convertible note elected to convert to stock at a preferred rate of $.25 per share, rather than the $.50 per share amount stated in the original note. This resulted in the issuance of 20,000 shares for the note conversion and 3,200 shares for the accrued interest.

During the year ended September 30, 2014, the Company issued 5,162,028 shares of stock in payment of interest on the Stockbridge convertible note.

(7) During the year ended September 30, 2014, the Company issued 795,142 shares of common stock for services. The shares were valued at the cost of the services provided, if known, and at the market value of the stock issued when unknown.

(8) On February 5, 2014, Stockbridge submitted Warrant Exercise Notices pursuant to which it exercised all of its 26,200,000 outstanding warrants. Stockbridge elected to use the cashless exercise option provided for in the warrants, which resulted in the issuance of 22,457,143 shares of common stock.

(9) On February 28, 2014, the Company issued 1,207,388 shares of stock to two vendors in satisfaction of accounts payable of $301,847. On July 17, 2014, the Company issued 75,000 shares of stock to a vendor in partial satisfaction of $28,148 in accounts payable.

(10) On July 23, 2014, the Company entered into an asset acquisition agreement pursuant to which 300,000 shares of common stock were issued.

(11) On December 5, 2013, the Company entered into a share re-purchase agreement with former officer Mr. David Dolezal to buy back 7,567,622 shares of common stock held by Mr. Dolezal and entities under his control.  Other outside investors were granted the opportunity to participate in this purchase, with 1,550,000 shares being purchased directly from Mr. Dolezal by others, and 6,017,622 being re-purchased by the Company.

As of September 30, 2014 and 2013, the Company has not declared dividends on its stock.

Warrants:

Warrants issued, as originally granted by the Company, are as follows:

	Common Shares Issuable Upon Exercise of Warrants	Exercise Price of Warrants	Date Issued		Expiration Date
Balance of Warrants at September 30, 2012	1,120,000
Stockbridge issued as part of convertible agreement (1)	5,000,000	$0.10	12	/20/2012	12	/19/2017
Issued per distribution agreement (2)	125,464	$0.75	12	/22/2012	12	/21/2015
Stockbridge issued as part of convertible agreement (3)	600,000	$0.10	1	/18/2013	1	/17/2018
Stockbridge issued as part of convertible agreement (4)	600,000	$0.10	2	/22/2013	2	/21/2018
Issued under a private placement memorandum (5)	140,000	$0.40	6	/25/2013	6	/25/2015
Issued under a private placement memorandum (5)	120,000	$0.40	6	/26/2013	6	/26/2015
Stockbridge issued as part of convertible agreement (6)	20,000,000	$0.10	8	/22/2013	8	/22/2018
Expired warrants	(535,000)
Balance of Warrants at September 30, 2013	27,170,464
Issued per distribution agreement (7)	172,028	$0.14	12	/23/2013	12	/22/2016
Issued under a private placement memorandum (8)	25,000	$0.40	7	/2/2014	6	/1/2016
Issued under a private placement memorandum (8)	50,000	$0.60	7	/2/2014	6	/1/2016
Issued under a private placement memorandum (8)	25,000	$0.80	7	/2/2014	6	/1/2016
Warrants exercised (9)	(26,200,000)
Expired warrants	(525,000)
Balance of Warrants at September 30, 2014	717,492

(1) On December 20, 2012, the Company issued a warrant for the purchase of 5,000,000 shares with an exercise price of $.50 and a term of five years. Per later allonges, this exercise price was reduced from $.50 to $.25, and then to $.10.

(2) As discussed in Commitments and Contingencies Footnote 15, on December 22, 2012, the Company issued a three-year warrant at $.75 to purchase 125,464 shares of stock per a distribution agreement.

(3) On January 18, 2013, the Company issued to Stockbridge a warrant for the purchase of 600,000 shares with an exercise price of $.25 and a term of five years. Per a later allonge, this exercise price was reduced from $.25 to $.10.

(4) On February 22, 2013, the Company issued a warrant to Stockbridge for the purchase of 600,000 shares with an exercise price of $.25 and a term of five years. Per a later allonge, this exercise price was reduced from $.25 to $.10.

(5) On June 25 and June 26, 2013, the Company issued stock purchase warrants as part of stock subscription agreements.

(6) On August 22, 2013, the Company issued a warrant to Stockbridge for the purchase of 20,000,000 shares with an exercise price of $.10 and a term of five years.

(7) As discussed in Commitments and Contingencies Footnote 15, on December 23, 2013, the Company issued a three-year warrant at $.14 to purchase 172,028 shares of stock per a distribution agreement.

(8) On July 2, 2014, the Company issued stock purchase warrants as part of stock subscription agreements.

(9) On February 5, 2014, Stockbridge submitted Warrant Exercise Notices pursuant to which it exercised all of its 26,200,000 outstanding warrants. Stockbridge elected to use the cashless exercise option provided for in the warrants, which resulted in the issuance of 22,457,143 shares of common stock.

The following is a summary of the Company’s warrants that are outstanding and exercisable at September 30, 2014, adjusted to post-merger amounts and exercise prices:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Balance of Warrants at September 30, 2013	27,170,464	$0.12	4.62
Granted	272,028	$0.31	2.02
Exercised	(26,200,000)	$0.10
Forfeited/Cancelled	(525,000)	$1.00
Balance of Warrants at September 30, 2014 - outstanding	717,492	$0.43	1.35
Balance of Warrants at September 30, 2014 - exercisable	717,492	$0.43	1.35

Stock Options:

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

On October 4, 2013, the Company reserved 583,333 shares of its common stock for the granting of 433,333 stock options for the purchase of the Company’s common stock to corporate officers and 150,000 shares to a Board member. The options are exercisable at $.11 per share of common stock over a ten year term. The options for the Board member vested immediately, the others vest equally over the next three years.

On December 5, 2014, the Company repurchased 200,000 options from a former consultant for $2,500 as part of a settlement agreement.

On September 5, 2014, the Company reserved 783,333 shares of its common stock for the granting of 433,333 stock options for the purchase of the Company’s common stock to corporate officers, 200,000 to significant consultants, and 150,000 shares to a Board member. The options are exercisable at $.25 per share of common stock over a ten year term. The options for the Board member vested immediately, all others vest equally over the next three years.

The Company determines the fair value of stock options issued on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for determining the fair value of the options granted during the year ended September 30, 2014:

Expected stock price volatility (1):
October 4, 2013 Options	36.96%
September 5, 2014 Options	31.18%

Expected dividend yield (2)	0.00%

Risk-free interest rate (3):
October 4, 2013 Options	1.41%
September 5, 2014 Options	1.69%

Option life:
October 4, 2013 Options	10.00 years
September 5, 2014 Options	10.00 years

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

The fair value of options granted during the year ended September 30, 2014 was:

October 4, 2013 Options	$0.02060
September 5, 2014 Options	$0.01056

Number of Stock Options
Outstanding at September 30, 2012	1,527,844
Granted	3,200,000
Exercised	—
Balance of Options at September 30, 2013	4,727,844
Granted	1,366,666
Exercised
Forfeited/Cancelled	(200,000)
Balance of Options at September 30, 2014	5,894,510
Vested at September 30, 2014	2,994,510
Weighted average remaining contractual term at September 30, 2014:
Granted	5.89 years
Vested	5.10 years
Weighted average exercise price at September 30, 2014	$0.33
Aggregate intrinsic value of outstanding options at September 30, 2014	$23,333
Aggregate intrinsic value of exercisable options at September 30, 2014	$6,000

It is the Company’s policy to reserve shares for options granted at the time of the grant. The Company reserves shares from its authorized but unissued shares available.

The total fair value of shares vested during the years ended September 30, 2014 and 2013 was $137,500 and $47,372, respectively. The weighted-average grant-date fair value of the options granted during the year ended September 30, 2013 was $.01. As of September 30, 2014, the balance of unrecognized compensation cost related to non-vested stock-based compensation to be expensed in future periods, as adjusted for expected forfeitures, was approximately $74,000.

17. Fair Value of Financial Instruments

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

Expected stock price volatility:
December 22, 2013 Warrants	31.56%

Expected dividend yield	0.00%

Risk-free interest rate:
December 22, 2013 Warrants	0.74%

Warrant life:
December 22, 2013 Warrants	3.00 years

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

The grant date fair value of the initial warrant valuations described above was as follows:

Warrant value:
December 22, 2013 Warrants	$0.01301

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

The following table summarizes the warrant liability valuation for the year ended September 30, 2013:

Description	Fair Value Measurements Warrant Liability
Beginning balance, September 30, 2012	$—
Issuances	3,895,780
Valuation (gain) loss	(2,797,214)
Ending balance, September 30, 2013	$1,098,566

These warrants were exercised on February 5, 2014.

18. Significant Customer

The Company generally sells through a limited number of large distributors. The Company invoices the distributors directly as opposed to the ultimate retail store. Consequently, the Company’s sales are to a small number of customers.

19. Significant Supplier

The Company’s products are manufactured by a factory in China. The ability of the Company to meet product order deadlines would be significantly impacted if the factory were to permanently cease operations for reasons outside of our control.

20. Customer Rebates

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

As part of a separate agreement with its domestic distributor, the Company agreed to provide free product to assist in promotional efforts by the distributor. This free product is recognized as credits on future orders as they are placed. During the years ended September 30, 2014 and 2013, this resulted in $74,648 and $119,756, respectively, being recognized as customer credits against revenue and $14,238 and $22,841, respectively, in samples expense. No further credit remains to be granted per this agreement. Additionally, the Company agreed to an additional $27,341 in credits to help offset the distributor’s expenses related to product markdowns.

21. Subsequent Events

On October 13, 2014, the Company entered into a consulting agreement with Mr. Adam Herschman. Mr. Herschman has been engaged to provide marketing, advertising, and social media-related services. He will be compensated by the issuance of 250,000 shares of stock.

Subsequent to year end, the Company borrowed an additional $250,000 against the convertible secured note with Stockbridge. The total currently drawn on the note is $2,958,000.

On December 1, 2014, the Company entered into a Public Relations Service Agreement with Schultz Public Relations, LLC (“Schultz”). Schultz  will provide public relations and media relations/communication services to the Company for a fee of $5,500 per month.

On October 10, 2014, the Company issued 541,600 shares of restricted common stock as payment for interest on loans to the Company for September 2014, at a cost basis of $0.05 per share.

On November 12, 2014, the Company issued 250,000 restricted shares of common stock to one holder pursuant to a Consulting Agreement dated October 13, 2014, at a cost basis of $0.20 per share.

On November 12, 2014, the Company issued 576,653 shares of restricted common stock as payment for interest on loans to the Company for October 2014, at a cost basis of $0.05 per share.

On November 12, 2014, the Company issued 72,250 restricted shares of common stock to one holder as compensation for services rendered to the Corporation from July 1, 2014 to September 30, 2014, at a cost basis of $0.166 per share.

On December 4, 2014, the Company issued 571,600 shares of restricted common stock as payment for interest on loans to the Company for November 2014, at a cost basis of $0.05 per share.

End of Notes to Financial Statements

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on an evaluation as of the date of the end of the period covered by report, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2014. In making this assessment, our management, including our principle executive officer and principle financial officer, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management, including our principle executive officer and principle financial officer, has concluded that, as of September 30, 2014, our internal control over financial reporting is effective based on these criteria.

Changes in Internal Control and Financial Reporting

Our management, including our principal executive officer and principal financial officer, has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

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

Name	Age	Position
Jeffrey Rassas	52	President, Chief Executive Officer and Director
Jessica Smith	36	Chief Financial Officer, Secretary and Treasurer
Ronald L. Miller, Jr.	50	Director

Background and Business Experience

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

Jeffrey Rassás.  Mr. Rassás served as CEO and President at YouChange Holdings Corp. (publicly traded/YCNG) from 2008 to 2012. Mr. Rassás served as President and CEO of Global Alerts, holding company for Earth911.com and Pets911.com.  As CEO, Jeffrey led the team that acquired Earth911.com, Pets911.com and AMBERalert.com from a local Arizona company in 2006, whereupon executing a new strategy; recruiting a new management team and successfully executing the company’s plan led to several of the divisions achieving national success and distinction and significantly higher values, and the successful sale of AMBERalert.com. Prior to Global Alerts, Mr. Rassás served as Co-chairman and CEO of ImproveNet, Inc. (publicly traded/IMPV), which he acquired through a merger in 2002.  Rassás’ strategic vision and execution led to industry recognition of the company as “Best of Web” by Money Magazine.  In 2005, he sold the company to IAC/InterActiveCorp (IACI), the holding company of many popular websites such as LendingTree, Ask.com, Match.com, Citysearch.com, ServiceMagic.com, and Ticketmaster, delivering a substantial return on shareholder equity.   From 1997-2001, Mr. Rassás served as founder, CEO, and Chairman of the Board of publicly traded EBIZ Enterprises, a Linux solutions provider where he expanded company operations, yielding revenues in excess of $58 million. In addition, Mr. Rassás raised over $20 million dollars and took the company public in 1998.   A two-time finalist for Ernst & Young’s Entrepreneur of the Year award, Mr. Rassás has been a guest speaker at Thunderbird, the School of Global Management, serves on several outside boards including Executive Chairman of PSIOH/Timefire (a Virtual Reality content developer start-up) and Executive Chairman of Bollente (Trutankless hot water technology).

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended September 30, 2014, Forms 5 and any amendments thereto furnished to us with respect to the year ended September 30, 2014, and the representations made by the reporting persons to us, we believe that during the year ended September 30, 2014, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation of Officers

The following tables set forth certain information about compensation paid, earned or accrued for services by our executive officers in the fiscal years ended September 30, 2014, and September 30, 2013.

A summary of cash and other compensation paid in accordance with management consulting contracts for our executives for the most recent two years is as follows:

Name and Principal Position	Title	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards(3,4,5) ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other compensation ($)	Total ($)
(a)		(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Jeffrey Rassas(1)	President, CEO and Chairman of Directors	2014	$161,538	$0	$-	$10,387	0	0	0	$171,925
		2013	$152,896	$0	$0	$88,390	0	0	0	$241,286
Jessica Smith	CFO, Secretary and Treasurer	2014	$87,500	$0	$0	$3,116	0	0	0	$90,616
		2013	$67,054	$0	$0	$8,839	0	0	0	$75,893
Dr. Lorrie Henderson (2)	COO	2014	$42,656	$0	$38,438	0	0	0	0	$81,094
		2013	$3,750	$0	$0	0	0	0	0	$3,750
Ronald L. Miller, Jr.	Director	2014	$0	$0	$0	$4,674	0	0	0	$4,674
		2013	$0	$0	$0	$13,259	0	0	0	$13,259
David Dolezal	Former President and Director	2014	$0	$0	$0	0	0	0	0	$0
		2013	$49,849	$0	$0	0	0	0	0	$49,849
John Glasgow	Former CFO	2014	$0	$0	$0	0	0	0	0	$0
		2013	$6,125	$0	$0	0	0	0	0	$6,125

Notes to Summary Compensation Table:

(1)	On July 16, 2013, the Company entered into a Severance Agreement (the “Agreement”) with Jeffrey Rassas, the Company’s Chief Executive Officer (“Mr. Rassas”) pursuant to which Mr. Rassas will be entitled to the following severance benefits: (i) the Company shall pay to Mr. Rassas his base salary for a period of 12 months following termination without cause; (ii) Mr. Rassas shall be paid any earned and unpaid bonus due; and, (iii) and all unvested stock-based compensation held by Mr. Rassas shall vest as of the date of termination. The preceding description of the Agreement is a brief summary of its terms and does not purport to be complete, and is qualified in its entirety by reference to the Severance Agreement, a copy of which was filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on July 16, 2013 and is incorporated herein by reference.
(2)	Dr. Lorrie Henderson resigned from his position as Chief Operating Officer of the Company on May 21, 2014.
(3)	On January 25 , 2013, Jeffrey Rassas, Jessica Smith and Ronald L. Miller, Jr. were granted 1,000,000, 100,000 and 150,000 options to purchase shares of common stock, respectively. The options are exercisable at $.30 per share of common stock over a ten year term. The options for Ronald L. Miller, Jr. vested immediately, all others vest equally over the next three years. The Company has calculated the estimated fair market value of the options granted using the Black-Scholes Option Pricing model and the following assumptions: stock price at valuation, $.23 (January 25, 2013 stock price discounted by 25%), expected term of 10 years, exercise price of $.30, a risk free interest rate of 1.98%, a dividend yield of 0% and a volatility of 34.91%.
(4)	On October 4, 2013, Jeffrey Rassas, Jessica Smith and Ronald L. Miller, Jr. were granted 333,333, 100,000 and 150,000 options to purchase shares of common stock, respectively. The options are exercisable at $.11 per share of common stock over a ten year term. The options for Ronald L. Miller, Jr. vested immediately, all others vest equally over the next three years. The Company has calculated the estimated fair market value of the options granted using the Black-Scholes Option Pricing model and the following assumptions: stock price at valuation, $.08 (October 4, 2013 stock price discounted by 25%), expected term of 10 years, exercise price of $.11, a risk free interest rate of 1.41%, a dividend yield of 0% and a volatility of 36.96%.
(5)	On September 5, 2014, Jeffrey Rassas, Jessica Smith and Ronald L. Miller, Jr. were granted 333,333, 100,000 and 150,000 options to purchase shares of common stock, respectively. The options are exercisable at $.25 per share of common stock over a ten year term. The options for Ronald L. Miller, Jr. vested immediately, all others vest equally over the next three years. The Company has calculated the estimated fair market value of the options granted using the Black-Scholes Option Pricing model and the following assumptions: stock price at valuation, $.12 (September 5, 2014 stock price discounted by 25%), expected term of 10 years, exercise price of $.25, a risk free interest rate of 1.69%, a dividend yield of 0% and a volatility of 31.18%.

Other than the foregoing, the Company has no agreement that provides for payment to executive officers at, following, or in connection with the resignation, retirement or other termination, or a change in control of Company or a change in any executive officer's responsibilities following a change in control.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes the outstanding equity awards to our executive officers as of September 30, 2014.

OPTION AWARDS
Name	Number of Common Shares Underlying Unexercised Options (#) Exercisable	Number of Common Shares Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Jeffrey Rassas	333,334	666,666	nil	$0.30	1/25/2023
	0	333,333	nil	$0.11	10/4/2023
	0	333,333	nil	$0.25	9/5/2024
Total	333,334	1,333,332	nil	-	-

Jessica Smith	33,334	66,666	nil	$0.30	1/25/2023
	0	100,000	nil	$0.11	10/4/2023
	0	100,000	nil	$0.25	9/5/2024

Total	33,334	266,666	nil	-	-

Compensation of Directors

As of September 30, 2014, there is no cash compensation paid to directors for their service on our board of directors.

Employment Agreements

As disclosed in footnote 1 of the Notes to Summary Compensation Table herein, on July 16, 2013, the Company entered into a Severance Agreement with Jeffrey Rassas, the Company’s Chief Executive Officer pursuant to which Mr. Rassas will be entitled to the following severance benefits: (i) the Company shall pay to Mr. Rassas his base salary for a period of 12 months following termination without cause; (ii) Mr. Rassas shall be paid any earned and unpaid bonus due; and, (iii) and all unvested stock-based compensation held by Mr. Rassas shall vest as of the date of termination. The preceding description of the Agreement is a brief summary of its terms and does not purport to be complete, and is qualified in its entirety by reference to the Severance Agreement, a copy of which was filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on July 16, 2013 and is incorporated herein by reference.

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

Security Ownership of Certain Beneficial Owners and Management

The following table lists, as of January 5, 2015, the number of shares of common stock that are beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

Name and Address of Beneficial Owner, Directors and Officers:	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership (1)
Jeffrey Rassas ICO (2) Hayjour Family Limited Partnership 12689 N 120th PL Scottsdale, AZ 85259	2,443,633	3.80%
Jessica Smith(3) 8399 E Indian School Rd, Suite 202 Scottsdale, AZ 85251	66,667	0.10%
Ronald L. Miller, Jr.(4) 8399 E Indian School Rd, Suite 202 Scottsdale, AZ 85251	500,023	0.78%
All executive officers and directors as a group (3 people)	3,010,323	4.68%

Beneficial Shareholders greater than 5%
Stockbridge Enterprises LP 7377 E DoubleTree Ranch Rd Suite 200 Scottsdale, AZ 85258	14,132,191	21.99%
Southwest Capital Partners, LLC 7377 E. Doubletree Ranch Rd., Suite 200 Scottsdale, AZ 85258	4,066,000	6.33%

(1) Applicable percentage of ownership is based on 64,268,662 shares of common stock outstanding on January 5, 2015. Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of January 5, 2015, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of January 5, 2015, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Our common stock is our only issued and outstanding class of securities eligible to vote.
(2) Jeffrey Rassas is the Company’s CEO, President, and Director. Mr. Rassas’ beneficial ownership includes: 1,999,188 shares of restricted common stock and 444,445 shares issuable upon the exercise of stock options which have vested as of the date of this report.
(3) Jessica Smith is the Company’s CFO, Secretary and Treasurer. Ms. Smith’s beneficial ownership includes 66,667 shares issuable upon the exercise of stock options, which have vested as of the day of this report.
(4) Ronald L. Miller, Jr. is a Director of the Company. Mr. Miller’s beneficial ownership includes 450,000 shares issuable upon exercise of stock options which have vested as of the day of this report and 50,023 total shares purchased in May 2014. Of these shares 21,250 were purchased by Windsor Westfield Management, LLC and 21,250 shares of common stock were purchased by Chickamauga Enterprises, L.P. Both companies are indirectly controlled by Mr. Miller. The remaining 7,523 shares are held directly by Mr. Miller.

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

Related Party Transactions

As detailed in Notes Payable to Former Officer Footnote 10 to the Financial Statements, the Company has a note payable to its former President, David Dolezal. Certain convertible notes are with parties related to the Company. These are former officers and significant consultants, as further detailed in Convertible Notes Payable to Related Parties Footnote 11 to the Financial Statements.

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

As noted in Stockholders’ Deficit Footnote 16 to the Financial Statements, on October 4, 2013, the Company granted stock options to officers and a Board member. Additionally, on September 5, 2014, the Company granted stock options to officers, significant consultants and a Board member.

As noted in Commitments and Contingencies Footnote 15 to the Financial Statements, on July 16, 2013, the Company entered into a Severance Agreement with Jeffrey Rassas.

As noted in Stockholders’ Deficit Footnote 16 to the Financial Statements, on February 5, 2014, Stockbridge submitted Warrant Exercise Notices pursuant to which it exercised all of its 26,200,000 outstanding warrants. Stockbridge elected to use the cashless exercise option provided for in the warrants, which resulted in the issuance of 22,457,143 shares of common stock.

During the year ended September 30, 2014, the Company borrowed $1,402,000 against the convertible secured note with Stockbridge (see Footnote 11 to the Financial Statements).

As noted in Stockholders’ Deficit Footnote 16 to the Financial Statements, during the year ended September 30, 2014, the Company issued 5,162,028 shares of stock in payment of interest on the Stockbridge convertible note.

During the years ended September 30, 2014 and 2013, the Company paid Stockbridge $0 and $11,008, respectively, in cash for payment of interest on both of their note and convertible notes.

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Our principal independent accountant is Weinberg & Baer, LLC. Their pre-approved fees billed to the Company are set forth below:

	For Fiscal Year Ended September 30, 2014		For Fiscal Year Ended September 30, 2013
Audit Fees		$35,000		$35,500
Audit-related fees	$	Nil	$	Nil
Tax Fees (Paid to Weinberg & Baer LLC)		$858		$3,000
All other Fees	$	Nil	$	Nil
Total		$35,858		$38,500

 Audit Fees

During the fiscal year ended September 30, 2014, we incurred approximately $35,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements for fiscal year ended September 30, 2014.

During the fiscal year ended September 30, 2013, we incurred approximately $35,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements for fiscal year ended September 30, 2013.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended September 30, 2014 and 2013 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A) was $NIL and $ NIL, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended September 30, 2014 and 2013 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $858 and $3,000, respectively. Tax services performed by Weinberg & Baer, LLC were pre-approved by our audit committee

All Other Fees

The aggregate fees billed during the fiscal years ended September 30, 2014 and 2013 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) was $NIL and $NIL, respectively.

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

Airware Labs Corp.

Date: January 9, 2015	By:	/s/ Jeffrey Rassas
Name: Jeffrey Rassas Title: Chief Executive Officer and Director

Date: January 9, 2015	By:	/s/ Jessica Smith
Name: Jessica Smith Title: Chief Accounting and Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Airware Labs Corp.

Date: January 9, 2015	By:	/s/ Jeffrey Rassas
Name: Jeffrey Rassas Title: Chief Executive Officer and Director

Date: January 9, 2015	By:	/s/ Ronald L. Miller, Jr.
Name: Ronald L. Miller, Jr. Title: Director

