Form 10-Q
period 2014-12-31
AIRWARE LABS CORP.
filed 2015-02-20
CIK 1500123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

(480) 463-4246

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes   ☐ No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐                     Accelerated Filer ☐

Non-Accelerated Filer ☐                        Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑ No

As of February 15, 2015, there were 65,542,120 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

INDEX	F-1
Unaudited Condensed Consolidated Balance Sheet as of December 31, 2014 and Audited Consolidated Balance Sheet as of September 30, 2014	F-2
Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended December 31, 2014 and 2013	F-3
Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2014 and 2013	F-4
Notes to Condensed Consolidated Financial Statements (Unaudited)	F-5

AIRWARE LABS CORP. AND SUBSIDIARY
(FORMERLY CROWN DYNAMICS CORP.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31,	September 30,
	2014	2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$77,715	$42,582
Accounts receivable	86,362	3,137
Inventory	68,602	71,614
Deposits	10,000	10,000
Prepaid expenses and other current assets	73,439	66,205
Total current assets	316,118	193,538

Other Assets:
Property and equipment, net	29,734	20,039
Intangible assets, net	281,524	292,402
Deposits	2,387	2,387
Investment in Breathe Active, LLC	290	290
Total Assets	$630,053	$508,656

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$1,675,247	$1,639,529
Accrued interest - related parties	35,354	32,076
Accrued interest	1,344	1,244
Accrued expenses	77,475	72,172
Convertible notes payable	15,886	27,678
Convertible notes payable to related parties - current portion, net of discount	1,715,924	1,324,659
Total current liabilities	3,521,230	3,097,358

Accrued interest to related parties	138	106
Notes payable to former officer	47,500	47,500
Total liabilities	3,568,868	3,144,964

Commitments and Contingencies

Stockholders' Deficit:
Common stock, par value $.0001 per share, 200,000,000 and 200,000,000 shares authorized; 64,268,482 and 62,256,379 shares issued and outstanding at December 31, 2014 and September 30, 2014, respectively	6,427	6,226
Additional paid-in capital	30,072,805	29,452,379
Accumulated deficit	(33,018,047)	(32,094,913)
Total stockholders' deficit	(2,938,815)	(2,636,308)

Total Liabilities and Stockholders' Deficit	$630,053	$508,656

The accompanying notes are an integral part of these financial statements.

AIRWARE LABS CORP. AND SUBSIDIARY
(FORMERLY CROWN DYNAMICS CORP.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	December 31,	December 31,
	2014	2013

Revenues, net	$93,284	$10,706
Cost of products sold	56,757	4,545
Gross profit	36,527	6,161

Operating expenses
General and administrative	211,433	266,785
Sales and marketing	60,984	14,694
Total expenses	272,417	281,479

Loss from operations	(235,890)	(275,318)

Other income (expense)
Interest income	—	289
Forgiveness of debt	—	20
Interest expense	(687,244)	(186,835)
Valuation (loss) - common stock warrants	—	(707,400)
Total other income (expense)	(687,244)	(893,926)

Loss before income taxes	(923,134)	(1,169,244)

Income tax expense	—	—

Net loss	$(923,134)	$(1,169,244)

Basic and diluted net loss per common share	$(0.01)	$(0.03)

Basic and diluted weighted average common
shares outstanding	63,407,496	37,647,160

The accompanying notes are an integral part of these financial statements.

AIRWARE LABS CORP. AND SUBSIDIARY
(FORMERLY CROWN DYNAMICS CORP.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended
	December 31,	December 31,
	2014	2013

Operating Activities:
Net loss	$(923,134)	$(1,169,244)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,182	15,269
Common stock issued for services	62,000	—
Options and warrants issued for services	16,435	15,905
Interest expense from amortization of debt discount	391,264	132,807
Stock issued for interest expense	292,192	42,048
Forgiveness of debt	—	(20)
Valuation (gain)/expense - common stock warrants	—	707,400
Changes in operating assets and liabilities:
Accounts receivable	(83,225)	5,736
Inventory	3,012	(3,221)
Prepaid expenses	(7,234)	2,479
Deposits	—	(39,360)
Accounts payable	35,719	23,275
Accrued interest	3,411	4,998
Accrued expenses	5,303	52,223
Net Cash Used in Operating Activities	(188,075)	(209,705)
Investing Activities:
Purchases of property and equipment	(15,000)	—
Net Cash Used in Investing Activities	(15,000)	—
Financing Activities:
Proceeds from convertible notes payable	250,000	902,000
Repayment of notes payable	(11,792)	(11,308)
Options re-purchased	—	(2,500)
Stock re-purchased	—	(601,762)
Net Cash Provided by Financing Activities	238,208	286,430
Net Increase in Cash	35,133	76,725

Cash - Beginning of Period	42,582	1,400
Cash - End of Period	$77,715	$78,125

Supplemental disclosure of cash flow information:
Interest paid in cash	$208	$692
Non-cash investing and financing activities:
Stock issued for convertible notes	—	—
Debt discount on note payable, related party	—	—
Warrants issued to related party for convertible note modification	—	—

The accompanying notes are an integral part of these financial statements.

AIRWARE LABS CORP. AND SUBSIDIARY

(FORMERLY CROWN DYNAMICS CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Unaudited Interim Financial Statements

The interim consolidated financial statements of the Company as of December 31, 2014 and 2013, and for the periods then ended, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of December 31, 2014 and the results of its operations and its cash flows for the periods ended December 31, 2014 and 2013. These results are not necessarily indicative of the results expected for the fiscal year ended September 30, 2015. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States (U.S. “GAAP”).

Net Loss per Share

Basic earnings per share does not include dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Dilutive securities are not included in the weighted average number of shares when inclusion would be anti-dilutive. Due to the net losses for the periods ended December 31, 2014 and 2013, basic and diluted loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

As of December 31, 2014, there were total shares of 33,491,889 issuable upon conversion of notes payable, exercise of warrants and options that were not included in the earnings per share calculation as they were anti-dilutive.

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

3.	Convertible Notes Payable

Convertible notes payable consist of the following:

8.00% notes payable, due August 22, 2012, convertible to common stock at $.50 per share, interest payments are due at maturity, unsecured	$5,000
6.50% note payable, due November 26, 2011, convertible to common stock at $2 per share, interest payments are due annually, unsecured. Terms amended in March 2013 to interest at 4.25%, with $4,000 monthly payments of principal and interest through March 2015	10,886
15,886

4.	Notes Payable to Former Officer

Notes payable to former officer consists of the following:

0.27% note payable, due August 1, 2016, interest due at maturity, unsecured	$47,500

On December 5, 2013, the Company entered into a revised promissory note with former officer David Dolezal calling for four equal payments to begin on November 1, 2015 and ending August 1, 2016. Interest was reduced from 2.0% to 0.27%.

5.	Convertible Notes Payable to Related Parties

Convertible notes payable to related parties consist of the following:

12% note payable to significant shareholder, net of unamortized debt discount of $1,262,076, due September 30, 2015, convertible to common stock at $.10 per share, interest payments are due monthly. Debt is secured by substantially all of the assets of the Company	$1,695,924
8.00 % note payable to advisory board member, due August 26, 2012, convertible to common stock at $.50 per share, interest payments are due at maturity, unsecured	20,000
1,715,924

On August 21, 2013, the Company entered into a ninth allonge to a convertible secured bridge note with Stockbridge Enterprises, L.P. (“Stockbridge”) which provided for up to $3,206,000 principal and a maturity date of September 30, 2015. As of December 31, 2014, the Company has borrowed $2,958,000 against this line of credit.

6.	Related Party Transactions

As detailed in Notes Payable to Former Officer Footnote 4, the Company has a note payable to its former President and Executive Chairman, David Dolezal.

As discussed in Convertible Notes Payable to Related Parties Footnote 5, the Company has a convertible secured bridge note with Stockbridge. During the three months ended December 31, 2014, the Company borrowed $250,000 against this note.

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

The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2014.

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

On December 27, 2011, the Company was named as a defendant in a lawsuit alleging a default on two notes payable totaling $75,000 plus accrued interest. Ultimately, a judgment for $92,001 was entered against the Company as a result of this lawsuit. Per a later settlement agreement, the Company has been making monthly payments of $4,000 against this judgment with interest due on the remaining balance of 4.25% per annum. As discussed in Convertible Notes Payable Footnote 3, the notes and accrued interest are reflected in the Company’s Balance Sheet as of December 31, 2014.

The Company is in default on a convertible note payable totaling $5,000 and a convertible note payable to a related party totaling $20,000. The Company has attempted communication with the note holders to request extensions or conversion.

On April 8, 2013, the Company entered into an exclusive agency agreement with National United Trading and Investment FZ LLC. This is a performance-based agreement to develop new markets in the United Arab Emirates and other Middle Eastern markets of relevance. There has been no expense recognized through December 31, 2014 as a result of this agreement.

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

On January 6, 2014, the Company entered into a license agreement with Eastar Industries, Co., pursuant to which the Company granted Eastar an exclusive license to sell its products in China for a term of five years in exchange for a royalty equal to 18% of gross profits generated by the sales of products in China. Additionally, the Company and Eastar agree to establish a joint venture company in Hong Kong of Shanghai which will be assigned Eastar’s rights under the agreement and of which 18% of the joint venture will be owned by the Company.

On April 23, 2014, the Company entered into a product development agreement with Dan Pool of Designer Products. This agreement was modified on June 16, 2014. As compensation, the Company will pay $5,000 monthly, as well as issue up to two million stock options as the Company’s stock price hits certain benchmarks. Additionally, the Company will pay a monthly royalty of 5% of net sales of any products created by Dan Pool as inventor. There has been no expense recognized through December 31, 2014 as a result of the royalty portion of this agreement.

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

On October 13, 2014, the Company entered into a consulting agreement with Mr. Adam Herschman. Mr. Herschman has been engaged to provide marketing, advertising, and social media-related services. He has been compensated by the issuance of 250,000 shares of stock.

The Company sells the majority of its products through major distributors. The Company warrants to the distributors that the product will be free from defects in material and workmanship. The Company has determined its product warranty to be immaterial at December 31, 2014. The likelihood that the Company’s estimate of the accrued product warranty claims will materially change in the near term is considered remote.

8.	Stockholders’ Deficit

Common Stock

During the three months ended December 31, 2014, the Company issued 1,689,853 shares of stock in payment of interest on the Stockbridge convertible note.

On November 20, 2014, the Company issued 322,250 shares of stock for the payment of consulting services. 72,250 shares were valued using the average closing price ($0.166) for the previous quarter. 250,000 shares were valued at the closing stock price on the date of agreement ($0.20).

Warrants

The balance of warrants outstanding for purchase of the Company’s common stock as of December 31, 2014 is as follows:

	Common Shares Issuable Upon Exercise of Warrants	Exercise Price of Warrants	Date Issued		Expiration Date
Issued for financing expense	20,000	$0.25	3	/08/2012	3	/07/2017
Issued under a consultant settlement agreement	40,000	$0.50	4	/30/2012	4	/29/2015
Issued per distribution agreement	125,464	$0.75	12	/22/2012	12	/21/2015
Issued under a private placement memorandum	140,000	$0.40	6	/25/2013	6	/25/2015
Issued under a private placement memorandum	120,000	$0.40	6	/26/2013	6	/26/2015
Issued per distribution agreement	172,028	$0.14	12	/22/2013	12	/22/2016
Issued under a private placement memorandum	25,000	$0.40	7	/2/2014	6	/1/2016
Issued under a private placement memorandum	50,000	$0.60	7	/2/2014	6	/1/2016
Issued under a private placement memorandum	25,000	$0.80	7	/2/2014	6	/1/2016
Balance of Warrants at December 31, 2014	717,492

 Stock Options

The Company had the following options outstanding at December 31, 2014:

	Common Shares Issuable Upon Exercise of Options	Exercise Price of Options	Date Issued		Expiration Date
Options granted to former officer & two former senior advisory board members	775,000	$0.50	4	/20/2011	4	/19/2021
Options granted to former employee and three consultants	700,000	$0.50	7	/19/2011	7	/18/2016
Options granted under a consultant agreement settlement	52,844	$0.25	4	/30/2012	4	/29/2022
Options granted to Board member	150,000	$0.30	1	/25/2013	1	/24/2023
Options granted to employee and two consultants	1,550,000	$0.30	1	/25/2013	1	/24/2023
Options granted to medical advisory board member	250,000	$0.26	5	/20/2013	5	/19/2016
Options granted to consultant	250.000	$0.28	9	/5/2013	9	/4/2016
Options issued for investment in Breathe Active, LLC	500,000	$0.25	9	/28/2013	12	/31/2014
Options issued for investment in Breathe Active, LLC	500,000	$0.50	9	/28/2013	12	/31/2014
Options re-purchased by Company	(200,000)
Options granted to Board member	150,000	$0.11	10	/4/2013	10	/3/2023
Options granted to Officers	433,333	$0.11	10	/4/2013	10	/3/2023
Options granted to Board member	150,000	$0.25	9	/5/2014	9	/4/2024
Options granted to Officers and consultants	633,333	$0.25	9	/5/2014	9	/4/2024
Balance of Options at December 31, 2014	5,894,510

During the three months ended December 31, 2014, $16,435 was expensed for the pro-rata vesting of stock-based compensation. As of December 31, 2014, the balance of unrecognized compensation cost related to non-vested stock-based compensation to be expensed in future periods was $84,839.

9.	Significant Customer

For the three months ended December 31, 2014, 87% of the Company’s revenues were from one customer. Accounts receivable for this customer as of December 31, 2014 totaled $80,992.

10.	Subsequent Events

On January 28, 2015, the Company issued 1,191,587 shares of restricted common stock as payment for interest on loans to the Company for December 2014 and January 2015, at a cost basis of $.05 per share.

On January 28, 2015, the Company issued 82,051 shares of restricted common stock to one holder as compensation for services rendered to the Company from October 1, 2014 to December 31, 2014, at a cost basis of $0.15 per share.

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

The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes and other financial data included elsewhere in this report. See also the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended September 30, 2014.

Results of Operations

Total revenue for the three months ended December 31, 2014 was $93,284, as compared to $10,706 for the three months ended December 31, 2013. Operating expenses in the quarter ended December 31, 2014 amounted to $272,417 as compared to $281,479 for the quarter ended December 31, 2013. The decrease in expenses is the result of a reduction in legal fees and consulting expenses.

The net loss for the quarter ended December 31, 2014 was $923,134 as compared to $1,169,244 for the quarter ended December 31, 2013. This is due to a significant increase in interest expense offset by a decrease in the valuation loss of common stock warrants.

Liquidity and Capital Resources

Our balance sheet as at December 31, 2014 reflects $77,715 in cash and cash equivalents as compared to $42,582 as at September 30, 2014. We intend to raise the balance of our cash requirements for the next 12 months from private placements or a registered public offering (either self-underwritten or through a broker-dealer). Additionally, we have the Stockbridge secured bridge note to draw from, which as of February 15, 2015 has an available balance of $248,000. If we are unsuccessful in raising enough money through future capital-raising efforts, we may review other financing possibilities such as bank loans. At this time, our Company does not have a commitment from any broker/dealer to provide additional financing. There is no assurance that any additional financing will be available or if available, on terms that will be acceptable.

Cash Flow from Operating Activities

During the three months ended December 31, 2014, the Company’s operating activities used $188,075 in cash as compared to $209,705 used by operating activities for the three months ended December 31, 2013. The decrease in cash used for operating activities is primarily due to payments towards accounts payable.

Cash Flow from Investing Activities

During the three-month period ended December 31, 2014 and 2013, the Company used $15,000 and $0, respectively, in cash for investing activities. The increase in cash used for investing activities is primarily due to there not having been any purchases of fixed assets in the three months ended December 31, 2013.

Cash Flow from Financing Activities

During the three months ended December 31, 2014, the Company received $238,208 in cash from financing activities. This consisted of $238,208 in net financing from notes payable. This compares with $286,430 provided during the three months ended December 31, 2013 which consisted of $890,692 in net financing from notes payable less $604,262 in payments for the re-purchase of common stock and options.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2014.

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

Other than those certain events as reported in our Annual Report on Form 10-K for the year ended September 30, 2014, filed with the Commission on January 9, 2015, we know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

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

On January 28, 2015 the Company issued 599,987 restricted shares of common stock as payment for interest on loans to the Company for December 2014, at a cost basis of $0.05 per share.

On January 28, 2015 the Company issued 591,600 restricted shares of common stock as payment for interest on loans to the Company for January 2015, at a cost basis of $0.05 per share.

On January 28, 2015 the Company issued 82,051 restricted shares of common stock as payment for services rendered to the Corporation form October 31, 2014 to December 31, 2014, at a cost basis of $0.15 per share.

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

AIRWARE LABS CORP.

Date: February 20, 2015	By:	/s/ Jeffrey Rassas
	Name:	Jeffrey Rassas
	Title:	Chief Executive Officer and Director

Date: February 20, 2015	By:	/s/ Jessica Smith
	Name:	Jessica Smith
	Title:	Chief Accounting and Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 20, 2015	By:	/s/ Jeffrey Rassas
	Name:	Jeffrey Rassas
	Title:	Chief Executive Officer and Director

Date: February 20, 2015	By:	/s/ Jessica Smith
	Name:	Jessica Smith
	Title:	Chief Accounting and Financial Officer

Date: February 20, 2015	By:	/s/ Ronald L. Miller
	Name:	Ronald L. Miller, Jr.
	Title:	Director

