Form 10-Q
period 2015-03-31
AIRWARE LABS CORP.
filed 2015-05-19
CIK 1500123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

 ☐ Yes  ☑ No

As of May 11, 2015, there were 67,107,677 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

INDEX	F-1
Unaudited Condensed Consolidated Balance Sheet as of March 31, 2015 and Audited Consolidated Balance Sheet as of September 30, 2014	F-2
Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended March 31, 2015 and 2014	F-3
Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2015 and 2014	F-4
Notes to Condensed Consolidated Financial Statements (Unaudited)	F-5

AIRWARE LABS CORP. AND SUBSIDIARY
(FORMERLY CROWN DYNAMICS CORP.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31,	September 30,
	2015	2014
	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$49,138	$42,582
Accounts receivable	530	3,137
Inventory	66,633	71,614
Deposits	10,000	10,000
Prepaid expenses and other current assets	47,789	66,205
Total current assets	174,090	193,538

Other Assets:
Property and equipment, net	23,180	20,039
Intangible assets, net	270,646	292,402
Deposits	2,387	2,387
Investment in Breathe Active, LLC	290	290
Total Assets	$470,593	$508,656

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$1,674,419	$1,639,529
Accrued interest - related parties	37,255	32,076
Accrued interest	1,444	1,244
Accrued expenses	119,637	72,172
Notes payable to former officer	23,750	—
Convertible notes payable	5,000	27,678
Convertible notes payable to related parties, net of discount	2,144,850	1,324,659
Total current liabilities	4,006,355	3,097,358

Accrued interest to related parties	170	106
Notes payable to former officer	23,750	47,500
Total liabilities	4,030,275	3,144,964

Commitments and Contingencies

Stockholders' Deficit:
Common stock, par value $.0001 per share, 200,000,000 and 200,000,000 shares authorized; 66,133,720 and 62,256,379 shares issued and outstanding at March 31, 2015 and September 30, 2014, respectively	6,613	6,226
Common stock to be issued, 200,000 shares, par value $.0001	20	—
Additional paid-in capital	30,450,327	29,452,379
Accumulated deficit	(34,016,642)	(32,094,913)
Total stockholders' deficit	(3,559,682)	(2,636,308)

Total Liabilities and Stockholders' Deficit	$470,593	$508,656

The accompanying notes are an integral part of these financial statements.

AIRWARE LABS CORP. AND SUBSIDIARY
(FORMERLY CROWN DYNAMICS CORP.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2015	2014	2015	2014

Revenues, net	$10,487	$44,633	$103,771	$55,340
Cost of products sold	8,043	39,062	64,800	43,607
Gross profit	2,444	5,571	38,971	11,733

Operating expenses
General and administrative	261,159	241,408	472,592	508,193
Sales and marketing	94,755	68,828	155,739	83,522
Total expenses	355,914	310,236	628,331	591,715

Loss from operations	(353,470)	(304,665)	(589,360)	(579,982)

Other income (expense)
Interest income	—	—	—	289
Forgiveness of debt	—	—	—	20
Induced note conversion expense	—	(2,697)	—	(2,697)
Interest expense	(645,124)	(331,481)	(1,332,368)	(518,316)
Valuation (loss) - common stock warrants	—	—	—	(707,400)
Loss on warrants exercised	—	(13,914,034)	—	(13,914,034)
Total other income (expense)	(645,124)	(14,248,212)	(1,332,368)	(15,142,138)

Loss before income taxes	(998,594)	(14,552,877)	(1,921,728)	(15,722,120)

Income tax expense	—	—	—	—

Net loss	$(998,594)	$(14,552,877)	$(1,921,728)	$(15,722,120)

Basic and diluted net loss per common share	$(0.02)	$(0.36)	$(0.03)	$(0.40)

Basic and diluted weighted average common
shares outstanding	65,258,629	40,953,071	64,322,891	39,281,951

The accompanying notes are an integral part of these financial statements.

AIRWARE LABS CORP. AND SUBSIDIARY
(FORMERLY CROWN DYNAMICS CORP.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended
	March 31,	March 31,
	2015	2014

Operating Activities:
Net loss	$(1,921,728)	$(15,722,120)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33,615	30,538
Common stock issued for services	74,000	375,722
Options and warrants issued for services	36,097	30,958
Interest expense from amortization of debt discount	820,190	387,773
Induced conversion expense	—	2,697
Stock issued for interest expense	506,258	107,982
Forgiveness of debt	—	(20)
Loss on warrants exercised	—	13,914,034
Valuation (gain)/expense - common stock warrants	—	707,400
Changes in operating assets and liabilities:
Accounts receivable	2,607	7,343
Inventory	4,981	3,452
Prepaid expenses	18,416	(3,321)
Deposits	—	(44,307)
Accounts payable	34,890	(229,691)
Accrued interest	5,443	8,872
Customer deposit	—	80,437
Accrued expenses	47,465	27,641
Net Cash Used in Operating Activities	(337,766)	(314,610)

Investing Activities:
Purchases of property and equipment	(15,000)	—
Net Cash Used in Investing Activities	(15,000)	—

Financing Activities:
Stock issued for cash	32,000	—
Proceeds from convertible notes payable	350,000	1,002,000
Repayment of notes payable	(22,678)	(22,735)
Options re-purchased	—	(2,500)
Stock re-purchased	—	(601,762)
Net Cash Provided by Financing Activities	359,322	375,003

Net Increase in Cash	6,556	60,393

Cash - Beginning of Period	42,582	19,942

Cash - End of Period	$49,138	$80,335

Supplemental disclosure of cash flow information:
Interest paid in cash	$84	$1,365

Non-cash investing and financing activities:
Stock issued for convertible notes	—	5,000
Debt discount on note payable, related party	350,000	—

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

Unaudited Interim Financial Statements

The interim consolidated financial statements of the Company as of March 31, 2015 and 2014, and for the periods then ended, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2015 and the results of its operations and its cash flows for the periods ended March 31, 2015 and 2014. These results are not necessarily indicative of the results expected for the fiscal year ended September 30, 2015. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States (U.S. “GAAP”).

Net Loss per Share

Basic earnings per share does not include dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Dilutive securities are not included in the weighted average number of shares when inclusion would be anti-dilutive. Due to the net losses for the periods ended March 31, 2015 and 2014, basic and diluted loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

As of March 31, 2015, there were total shares of 35,148,622 issuable upon conversion of notes payable, exercise of warrants and options that were not included in the earnings per share calculation as they were anti-dilutive.

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

3. Convertible Notes Payable

Convertible notes payable consist of the following:

8.00% notes payable, due August 22, 2012, convertible to common stock at $.50 per share, interest payments are due at maturity, unsecured	$5,000

4. Notes Payable to Former Officer

Notes payable to former officer consists of the following:

0.27% note payable, due August 1, 2016, interest due at maturity, unsecured	$47,500
Less current portion	(23,750)
$23,750

On December 5, 2013, the Company entered into a revised promissory note with former officer David Dolezal calling for four equal payments to begin on November 1, 2015 and ending August 1, 2016. Interest was reduced from 2.0% to 0.27%.

5. Convertible Notes Payable to Related Parties

Convertible notes payable to related parties consist of the following:

12% note payable to significant shareholder, net of unamortized debt discount of $933,150, due September 30, 2015, convertible to common stock at $.10 per share, interest payments are due monthly. Debt is secured by substantially all of the assets of the Company	$2,124,850
8.00 % note payable to advisory board member, due August 26, 2012, convertible to common stock at $.50 per share, interest payments are due at maturity, unsecured	20,000
$2,144,850

On August 21, 2013, the Company entered into a ninth allonge to a convertible secured bridge note with Stockbridge Enterprises, L.P. (“Stockbridge”) which provided for up to $3,206,000 principal and a maturity date of September 30, 2015. As of March 31, 2015, the Company has borrowed $3,058,000 against this line of credit.

6. Related Party Transactions

As detailed in Notes Payable to Former Officer Footnote 4, the Company has a note payable to its former President and Executive Chairman, David Dolezal.

As discussed in Convertible Notes Payable to Related Parties Footnote 5, the Company has a convertible secured bridge note with Stockbridge. During the six months ended March 31, 2015, the Company borrowed $350,000 against this note.

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

The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2015.

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

On April 8, 2013, the Company entered into an exclusive agency agreement with National United Trading and Investment FZ LLC. This is a performance-based agreement to develop new markets in the United Arab Emirates and other Middle Eastern markets of relevance. There has been no expense recognized through March 31, 2015 as a result of this agreement.

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

On April 23, 2014, the Company entered into a product development agreement with Dan Pool of Designer Products. This agreement was modified on June 16, 2014. As compensation, the Company will pay $5,000 monthly, as well as issue up to two million stock options as the Company’s stock price hits certain benchmarks. Additionally, the Company will pay a monthly royalty of 5% of net sales of any products created by Dan Pool as inventor. There has been no expense recognized through March 31, 2015 as a result of the royalty portion of this agreement.

On August 28, 2014, the Company was named as a Defendant in a lawsuit by a former officer alleging wrongful termination. On March 31, 2015, the Company entered into a settlement agreement with the former officer wherein the Company shall pay $30,000 over the course of six months, starting on April 7, 2015. This amount is recorded on the balance sheet as part of accrued expenses.

On October 13, 2014, the Company entered into a consulting agreement with Mr. Adam Herschman. Mr. Herschman has been engaged to provide marketing, advertising, and social media-related services. He has been compensated by the issuance of 250,000 shares of stock.

The Company sells the majority of its products through major distributors. The Company warrants to the distributors that the product will be free from defects in material and workmanship. The Company has determined its product warranty to be immaterial at March 31, 2015. The likelihood that the Company’s estimate of the accrued product warranty claims will materially change in the near term is considered remote.

8. Stockholders’ Deficit

Common Stock

During the six months ended March 31, 2015, the Company issued 3,473,040 shares of stock in payment of interest on the Stockbridge convertible note.

On November 20, 2014, the Company issued 322,250 shares of stock for the payment of consulting services. 72,250 shares were valued using the average closing price ($0.166) for the previous quarter. 250,000 shares were valued at the closing stock price on the date of agreement ($0.20).

On January 28, 2015, the Company issued 82,051 shares of stock for the payment of consulting services. They were valued using the average closing price ($0.146) for the previous quarter.

On March 24, 2015, the Company received $40,000 towards the purchase of 200,000 shares of stock. This was part of a subscription agreement totaling $50,000. The shares were not issued as of the end of the quarter.

Warrants

The balance of warrants outstanding for purchase of the Company’s common stock as of March 31, 2015 is as follows:

	Common Shares Issuable Upon Exercise of Warrants	Exercise Price of Warrants	Date Issued	Expiration Date
Issued for financing expense	20,000	$0.25	3/08/2012	3/07/2017
Issued under a consultant settlement agreement	40,000	$0.50	4/30/2012	4/29/2015
Issued per distribution agreement	125,464	$0.75	12/22/2012	12/21/2015
Issued under a private placement memorandum	140,000	$0.40	6/25/2013	6/25/2015
Issued under a private placement memorandum	120,000	$0.40	6/26/2013	6/26/2015
Issued per distribution agreement	172,028	$0.14	12/22/2013	12/22/2016
Issued under a private placement memorandum	25,000	$0.40	7/2/2014	6/1/2016
Issued under a private placement memorandum	50,000	$0.60	7/2/2014	6/1/2016
Issued under a private placement memorandum	25,000	$0.80	7/2/2014	6/1/2016
Issued per distribution agreement	145,510	$0.13	12/22/2014	12/22/2017
Balance of Warrants at March 31, 2015	863,002

Stock Options

The Company had the following options outstanding at March 31, 2015:

	Common Shares Issuable Upon Exercise of Options	Exercise Price of Options	Date Issued	Expiration Date
Options granted to former officer & two former senior advisory board members	775,000	$0.50	4/20/2011	4/19/2021
Options granted to former employee and three consultants	500,000	$0.50	7/19/2011	7/18/2016
Options granted under a consultant agreement settlement	52,844	$0.25	4/30/2012	4/29/2022
Options granted to Board member	150,000	$0.30	1/25/2013	1/24/2023
Options granted to employee and two consultants	1,550,000	$0.30	1/25/2013	1/24/2023
Options granted to medical advisory board member	250,000	$0.26	5/20/2013	5/19/2016
Options granted to consultant	250.000	$0.28	9/5/2013	9/4/2016
Options issued for investment in Breathe Active, LLC	500,000	$0.25	9/28/2013	12/31/2014
Options issued for investment in Breathe Active, LLC	500,000	$0.50	9/28/2013	12/31/2014
Options granted to Board member	150,000	$0.11	10/4/2013	10/3/2023
Options granted to Officers	433,333	$0.11	10/4/2013	10/3/2023
Options granted to Board member	150,000	$0.25	9/5/2014	9/4/2024
Options granted to Officers and consultants	633,333	$0.25	9/5/2014	9/4/2024
Balance of Options at March 31, 2015	5,894,510

During the six months ended March 31, 2015, $32,104 was expensed for the pro-rata vesting of stock-based compensation. As of March 31, 2015, the balance of unrecognized compensation cost related to non-vested stock-based compensation to be expensed in future periods was $69,170.

9. Significant Customer

For the six months ended March 31, 2015, 83% of the Company’s revenues were from one customer. Accounts receivable for this customer as of March 31, 2015 totaled $0.

10. Subsequent Events

On April 28, 2015, the Company issued 629,987 shares of restricted common stock as payment for interest on loans to the Company for March 2015, at a cost basis of $.05 per share.

On April 28, 2015, the Company issued 93,970 shares of restricted common stock to one holder as compensation for services rendered to the Company from January 1 to March 31, 2015, at a cost basis of $0.128 per share.

On April 28, 2015, the Company issued 250,000 shares of restricted common stock per a subscription agreement of $50,000.

On April 2, 2015, the Company and Gerdz Investments Limited Partnership, RLLP (“Gerdz”) entered into a Cancellation Agreement with regards to 200,000 options originally issued on July 19, 2011, exercisable at $0.50.

On April 2, 2015, the Company issued 200,000 options to Gerdz, exercisable at $0.10 per share, which vest immediately and shall expire on April 2, 2025.

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

The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes and other financial data included elsewhere in this report. See also the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended September 30, 2014, filed with the SEC on January 9, 2015.

Results of Operations

Total revenue for the three months ended March 31, 2015 was $10,487, as compared to $44,633 for the three months ended March 31, 2014. Operating expenses in the quarter ended March 31, 2015 amounted to $355,914 as compared to $310,236 for the quarter ended March 31, 2014. The increase in expenses is primarily result of an increase in marketing consultant fees.

The net loss for the quarter ended March 31, 2015 was $998,594 as compared to $14,552,877 for the quarter ended March 31, 2014. This is due to a significant increase in interest expense offset by a decrease in the loss on warrants exercised.

Liquidity and Capital Resources

Our balance sheet as at March 31, 2015 reflects $49,138 in cash and cash equivalents as compared to $42,582 as at September 30, 2014. We intend to raise the balance of our cash requirements for the next 12 months from private placements or a registered public offering (either self-underwritten or through a broker-dealer). Additionally, we have the Stockbridge secured bridge note to draw from, which as of May 11, 2015 has an available balance of $98,000. If we are unsuccessful in raising enough money through future capital-raising efforts, we may review other financing possibilities such as bank loans. At this time, our Company does not have a commitment from any broker/dealer to provide additional financing. There is no assurance that any additional financing will be available or if available, on terms that will be acceptable.

Cash Flow from Operating Activities

During the six months ended March 31, 2015, the Company’s operating activities used $337,766 in cash as compared to $314,610 used by operating activities for the six months ended March 31, 2014. The increase in cash used for operating activities is primarily due to decreased revenues and accounts receivable collections.

Cash Flow from Investing Activities

During the six-month periods ended March 31, 2015 and 2014, the Company used $15,000 and $0, respectively, in cash for investing activities. The increase in cash used for investing activities is primarily due to there not having been any purchases of fixed assets in the six months ended March 31, 2015.

Cash Flow from Financing Activities

During the six months ended March 31, 2015, the Company received $359,322 in cash from financing activities. This consisted of $327,322 in net financing from notes payable and $32,000 in stock to be issued for cash. This compares with $375,003 provided during the six months ended March 31, 2014 which consisted of $979,265 in net financing from notes payable less $604,262 in payments for the re-purchase of common stock and options.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2015.

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

On August 28, 2014, the Company was named as a Defendant in a lawsuit in Maricopa County, Arizona by a former officer alleging wrongful termination. On March 31, 2015, the Company and the former officer entered into a Settlement Agreement wherein: (i) the Corporation shall pay $30,000.00 to the former officer, commencing with an initial payment of $5,000.00 on April 7, 2015 and monthly payments of $5,000.00 for the five successive months thereafter, commencing on May 7, 2015; (ii) both the Corporation and the former officer shall cause their attorneys to execute a stipulation for dismissal with prejudice and a proposed form of order, which shall be filed with the court after the Corporation has completed its payment obligations; and, (iii) the Corporation and Defendant shall enter into a Share Re-Purchase Agreement through which the Corporation or its assignee shall purchase from the former officer 176,078 shares of common stock.

Other than the foregoing and those certain events as reported in our Annual Report on Form 10-K for the year ended September 30, 2014, filed with the Commission on January 9, 2015, we know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

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

On March 17, 2015, the Company issued 591,600 restricted shares of common stock as payment for interest on loans to the Company for February 2015, at a cost basis of $0.05 per share

2.	Subsequent Issuances:

On April 28, 2015, the Company issued 629,987 restricted shares of common stock as payment for interest on loans to the Company for March 2015, at a cost basis of $0.05 per share.

On April 28, 2015, the Company issued 250,000 restricted shares of common stock to one shareholder at a cost basis of $50,000.00 pursuant to a subscription agreement dated April 10, 2015.

On April 28, 2015, the Company issued 93,970 restricted shares of common stock as compensation to a consultant for services rendered to the Company between January and March 31, 2015.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

N/A.

ITEM 5.	OTHER INFORMATION

Subsequent Events:

On April 2, 2015, the Company and Gerdz Investments Limited Partnership, RLLP (“Gerdz”) entered into a Cancellation Agreement with regards to 200,000 options originally issued on July 19, 2011, exercisable at $0.50. On April 2, 2015, the Company issued 200,000 options to Gerdz, exercisable at $0.10 per share, which vest immediately and shall expire on April 2, 2025.

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

AIRWARE LABS CORP.

Date: May 19, 2015	By:	/s/ Jeffrey Rassas
Name: Jeffrey Rassas
Title: Chief Executive Officer and Director

Date: May 19, 2015	By :	/s/ Jessica Smith
Name : Jessica Smith
Title : Chief Accounting and Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 19, 2015	By:	/s/ Jeffrey Rassas
Name: Jeffrey Rassas
Title: Chief Executive Officer and Director

Date: May 19, 2015	By :	/s/ Jessica Smith
Name : Jessica Smith
Title : Chief Accounting and Financial Officer

Date: May 19, 2015	By :	/s/ Ronald L. Miller
Name : Ronald L. Miller, Jr.
Title : Director

