Form 10-Q
period 2015-06-30
AIRWARE LABS CORP.
filed 2015-08-12
CIK 1500123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

 ☐ Yes  ☑ No

As of August 7, 2015, there were 69,077,883 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AIRWARE LABS CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2015	2014
	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$35,448	$42,582
Accounts receivable	530	3,137
Inventory	65,752	71,614
Deposits	10,000	10,000
Prepaid expenses and other current assets	30,040	66,205
Total current assets	141,770	193,538

Other Assets:
Property and equipment, net	16,625	20,039
Intangible assets, net	259,768	292,402
Deposits	2,387	2,387
Investment in Breathe Active, LLC	290	290
Total Assets	$420,840	$508,656

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$1,668,489	$1,639,529
Accrued interest - related parties	100,760	32,076
Accrued interest	1,544	1,244
Accrued expenses	99,099	72,172
Note payable to former officer	35,625	—
Convertible notes payable	5,000	27,678
Convertible notes payable to related party, net of discount	2,646,748	1,324,659
Total current liabilities	4,557,265	3,097,358

Accrued interest to related party	202	106
Note payable to former officer	11,875	47,500
Total liabilities	4,569,342	3,144,964

Commitments and Contingencies

Stockholders' Deficit:
Common stock, par value $.0001 per share, 200,000,000 shares authorized; 67,107,677 and 62,256,379 shares issued and outstanding at June 30, 2015 and September 30, 2014, respectively	6,711	6,226
Common stock to be issued, 180,000 shares, par value $.0001	18	—
Additional paid-in capital	30,704,140	29,452,379
Accumulated deficit	(34,859,371)	(32,094,913)
Total stockholders' deficit	(4,148,502)	(2,636,308)

Total Liabilities and Stockholders' Deficit	$420,840	$508,656

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIRWARE LABS CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014

Revenues, net	$14,106	$113,365	$117,877	$168,705
Cost of products sold	15,635	57,970	80,435	101,577
Gross profit	(1,529)	55,395	37,442	67,128

Operating expenses
General and administrative	188,061	220,277	660,652	728,470
Sales and marketing	49,689	69,610	205,428	153,132
Total expenses	237,750	289,887	866,080	881,602

Loss from operations	(239,279)	(234,492)	(828,638)	(814,474)

Other income (expense)
Interest income	—	—	—	289
Forgiveness of debt	—	—	—	20
Induced note conversion expense	—	—	—	(2,697)
Interest expense	(603,451)	(425,204)	(1,935,819)	(943,521)
Valuation (loss) - common stock warrants	—	—	—	(707,400)
Loss on warrants exercised	—	—	—	(13,914,034)
Total other income (expense)	(603,451)	(425,204)	(1,935,819)	(15,567,343)

Loss before income taxes	(842,730)	(659,696)	(2,764,457)	(16,381,817)

Income tax expense	—	—	—	—

Net loss	$(842,730)	$(659,696)	$(2,764,457)	$(16,381,817)

Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.04)	$(0.36)

Basic and diluted weighted average common
shares outstanding	66,818,701	59,124,158	65,154,828	45,896,020

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIRWARE LABS CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended
	June 30,	June 30,
	2015	2014

Operating Activities:
Net loss	$(2,764,457)	$(16,381,817)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	51,047	45,808
Common stock issued for services	86,000	411,408
Options and warrants issued for services	55,406	43,773
Interest expense from amortization of debt discount	1,322,089	735,763
Induced conversion expense	—	2,697
Stock issued for interest expense	544,057	180,059
Forgiveness of debt	—	(20)
Loss on warrants exercised	—	13,914,034
Valuation expense - common stock warrants	—	707,400
Changes in operating assets and liabilities:
Accounts receivable	2,607	5,044
Inventory	5,862	1,372
Prepaid expenses	36,165	(21,100)
Deposits	—	(25,987)
Accounts payable	28,960	(213,437)
Accrued interest	69,081	11,304
Accrued expenses	26,927	28,154
Net Cash Used in Operating Activities	(536,256)	(555,545)

Investing Activities:
Purchases of property and equipment	(15,000)	—
Net Cash Used in Investing Activities	(15,000)	—

Financing Activities:
Stock issued for cash	68,800	—
Proceeds from convertible notes payable	498,000	1,252,000
Repayment of convertible notes payable	—	(16,104)
Repayment of notes payable	(22,678)	(18,178)
Options re-purchased	—	(2,500)
Stock re-purchased	—	(601,762)
Net Cash Provided by Financing Activities	544,122	613,456

Net (Decrease)/Increase in Cash	(7,134)	57,911

Cash - Beginning of Period	42,582	19,942

Cash - End of Period	$35,448	$77,853

Supplemental disclosure of cash flow information:
Interest paid in cash	$292	$1,718

Non-cash investing and financing activities:
Stock issued for convertible notes	$—	$5,000
Debt discount on note payable, related party	$498,000	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIRWARE LABS CORP. AND SUBSIDIARY

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

Unaudited Interim Financial Statements

The interim condensed consolidated financial statements of the Company as of June 30, 2015 and 2014, and for the periods then ended, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2015 and the results of its operations and its cash flows for the periods ended June 30, 2015 and 2014. These results are not necessarily indicative of the results expected for the fiscal year ended September 30, 2015. The accompanying condensed consolidated financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States (U.S. “GAAP”).

Income Taxes

The Company accounts for income taxes under FASB ASC 740, Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Net Loss per Share

Basic earnings per share does not include dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Dilutive securities are not included in the weighted average number of shares when inclusion would be anti-dilutive. Due to the net losses for the periods ended June 30, 2015 and 2014, basic and diluted loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

As of June 30, 2015, there were total shares of 33,328,622 issuable upon conversion of notes payable, exercise of warrants and options that were not included in the earnings per share calculation as they were anti-dilutive.

2. Going Concern

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplates continuation of the Company as a going concern, which assumes the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since inception, has net losses from continuing operations of $2,764,457, and $16,381,817, for the nine months ended June 30, 2015, and 2014, respectively, and has an accumulated deficit of $34,859,371 at June 30, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern and to operate in the normal course of business.

The Company’s selling activity has not yet reached a level of revenue sufficient to fund its operating activities.

In response to these financial difficulties, management is continuing to pursue financing from various sources, including private placements from investors and institutions. Management believes these efforts will contribute toward funding the Company’s activities until sufficient revenue can be earned from future operations. In addition, the Company is seeking additional distribution partners in both domestic and foreign markets. Management believes these combined efforts, if successful, will be sufficient to meet its working capital needs and its currently anticipated expenditure levels for the next year, however there is no guarantee this will be successful.

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

3. Convertible Note Payable

The Company has a convertible note payable with a principal balance of $5,000, which was due on August 22, 2012, is unsecured, carries an interest rate of 8% and is convertible to common stock at $.50 per share.

4. Note Payable to Former Officer

The Company has a Note payable with a principal balance of $47,500 due to a former officer, which is due on August 1, 2016, is unsecured and carries an interest rate of 0.27%. On December 5, 2013 the Company revised the terms of the Note calling for four equal payments to begin on November 1, 2015 and ending August 1, 2016. As part of this revision, the interest rate was reduced from 2% to 0.27%. The following represents future minimum payments due on the outstanding balance:

Principal balance at June 30, 2015	$47,500
Less current portion	(35,625)
$11,875

5. Convertible Notes Payable to Related Parties

Convertible notes payable to related parties consist of the following:

On August 21, 2013 the Company entered into a ninth allonge to a convertible secured bridge note with a significant shareholder. The note provides up to $3,206,000 of available principal at 12% interest and is due September 30, 2015. The note is convertible into shares of the Company’s common stock at $.10 per share. The debt is secured by substantially all of the assets of the Company. As of June 30, 2015 the Company has borrowed the full amount of $3,206,000 against the note, and has recorded the balance net of the unamortized debt discount of $579,252	$3,206,000
Less: Unamortized debt discount	(579,252)
The Company has a note payable due to an advisory board member, which bears interest at 8%, was due August 26, 2012 and is convertible to common stock at $.50 per share. Interest payments were due at maturity and the note is unsecured.	20,000
$2,646,748

6. Related Party Transactions

The Company has a note payable due to its former President and Executive Chairman, see footnote 4.

The Company has a convertible secured bridge note with a significant shareholder. During the nine months ended June 30, 2015, the Company borrowed $498,000 against this note, see footnote 5.

The Company has a convertible note payable due to an advisory board member, see footnote 5.

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

The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2015.

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

On April 8, 2013, the Company entered into an exclusive agency agreement with National United Trading and Investment FZ LLC. This is a performance-based agreement to develop new markets in the United Arab Emirates and other Middle Eastern markets of relevance. There has been no expense recognized through June 30, 2015 as a result of this agreement.

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

On April 23, 2014, the Company entered into a product development agreement with Dan Pool of Designer Products. This agreement was modified on June 16, 2014. As compensation, the Company would pay $5,000 monthly, as well as issue up to two million stock options as the Company’s stock price hits certain benchmarks. Additionally, the Company will pay a monthly royalty of 5% of net sales of any products created by Dan Pool as inventor. As of June 15, 2015, this agreement has been terminated by the Company and there will be no further liability or cost related to this agreement.

On August 28, 2014, the Company was named as a Defendant in a lawsuit by a former officer alleging wrongful termination. On March 31, 2015, the Company entered into a settlement agreement with the former officer wherein the Company shall pay $30,000 over the course of six months, starting on April 7, 2015. The payments through June 30, 2015, totaling $15,000, have been made timely and the remaining balance is recorded on the balance sheet as part of accrued expenses.

The Company sells the majority of its products through major distributors. The Company warrants to the distributors that the product will be free from defects in material and workmanship. The Company has determined its product warranty to be immaterial at June 30, 2015. The likelihood that the Company’s estimate of the accrued product warranty claims will materially change in the near term is considered remote.

8. Stockholders’ Deficit

Common Stock

During the nine months ended June 30, 2015, the Company issued 4,103,027 shares of common stock in payment of interest on the convertible note due to a significant shareholder.

On November 20, 2014, the Company issued 322,250 shares of common stock for the payment of consulting services. 72,250 shares were recorded at the grant date fair value of $12,000. The remaining 250,000 shares were valued at the closing stock price on the date of agreement ($0.20).

On January 28, 2015, the Company issued 82,051 shares of common stock for the payment of consulting services. The Company recorded the grant date fair value of the shares, totaling $12,000.

On April 28, 2015, the Company issued 250,000 shares of common stock per a subscription agreement totaling $50,000. The Company received net proceeds of $40,000, net of issuance costs of $10,000 paid as a capital marketing fee.

On April 28, 2015, the Company issued 93,970 shares of common stock for the payment of consulting services. The Company recorded the grant date fair value of the shares totaling $12,000.

During the quarter ended June 30, 2015, the company received $36,000 towards the purchase of 180,000 shares of common stock. This was part of a subscription agreement totaling $375,000. The shares were not issued as of the end of the quarter.

Warrants

The balance of warrants outstanding for purchase of the Company’s common stock as of June 30, 2015 is as follows:

	Common Shares Issuable Upon Exercise of Warrants	Exercise Price of Warrants	Date Issued	Expiration Date
Issued for financing expense	20,000	$0.25	3/08/2012	3/07/2017
Issued per distribution agreement	125,464	$0.75	12/22/2012	12/21/2015
Issued per distribution agreement	172,028	$0.14	12/22/2013	12/22/2016
Issued under a private placement memorandum	25,000	$0.40	7/2/2014	6/1/2016
Issued under a private placement memorandum	50,000	$0.60	7/2/2014	6/1/2016
Issued under a private placement memorandum	25,000	$0.80	7/2/2014	6/1/2016
Issued per distribution agreement	145,510	$0.13	12/22/2014	12/22/2017
Balance of Warrants at June 30, 2015	563,002

Stock Options

The Company had the following options outstanding at June 30, 2015:

	Common Shares Issuable Upon Exercise of Options	Exercise Price of Options	Date Issued	Expiration Date
Options granted to former officer & two former senior advisory board members	775,000	$0.50	4/20/2011	4/19/2021
Options granted to former employee and three consultants	300,000	$0.50	7/19/2011	7/18/2016
Options granted under a consultant agreement settlement	52,844	$0.25	4/30/2012	4/29/2022
Options granted to Board member	150,000	$0.30	1/25/2013	1/24/2023
Options granted to employee and two consultants	1,550,000	$0.30	1/25/2013	1/24/2023
Options granted to medical advisory board member	250,000	$0.26	5/20/2013	5/19/2016
Options granted to consultant	250.000	$0.28	9/5/2013	9/4/2016
Options issued for investment in Breathe Active, LLC	500,000	$0.25	9/28/2013	12/31/2014
Options issued for investment in Breathe Active, LLC	500,000	$0.50	9/28/2013	12/31/2014
Options granted to Board member	150,000	$0.11	10/4/2013	10/3/2023
Options granted to Officers	433,333	$0.11	10/4/2013	10/3/2023
Options granted to Board member	150,000	$0.25	9/5/2014	9/4/2024
Options granted to Officers and consultants	633,333	$0.25	9/5/2014	9/4/2024
Options granted to consultant	200,000	$0.10	4/2/2015	4/2/2025
Balance of Options at June 30, 2015	5,894,510

On April 2, 2015, the Company and Gerdz Investments Limited Partnership, RLLP (“Gerdz”) entered into a Cancellation Agreement with regards to 200,000 options originally issued on July 19, 2011, exercisable at $0.50. On April 2, 2015, the Company issued 200,000 options to Gerdz, exercisable at $0.10 per share, which vest immediately and shall expire on April 2, 2025.

During the nine months ended June 30, 2015, $51,413 was expensed for the pro-rata vesting of stock-based compensation. As of June 30, 2015, the balance of unrecognized compensation cost related to non-vested stock-based compensation to be expensed in future periods was $53,501.

9. Significant Customer

For the nine months ended June 30, 2015, 71% of the Company’s revenues were from one customer. Accounts receivable for this customer as of June 30, 2015 totaled $0.

10. Subsequent Events

On July 9, 2015, the Company issued an aggregate of 1,892,106 restricted shares of common stock as payment for interest totaling $94,605 on loans to the Company.

On July 9, 2015, the Company issued 78,100 restricted shares of common stock in settlement of amounts owed to a consultant for services rendered to the Company, at a grant date fair value of $19,525.

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

Results of Operations

Total revenue for the three months ended June 30, 2015 was $14,106, as compared to $113,365 for the three months ended June 30, 2014. The decrease in revenue is primarily due to there not being a distributor order in the quarter ended June 30, 2015. Operating expenses in the quarter ended June 30, 2015 amounted to $237,750 as compared to $289,887 for the quarter ended June 30, 2014. The decrease in expenses is primarily result of a decrease in consulting fees and patent-related legal fees.

Total revenue for the nine months ended June 30, 2015 was $117,877 as compared to $168,705 for the nine months ended June 30, 2014. The decrease is due to there only being one distributor order in the nine months ended June 30, 2015 versus two in the nine months ended June 30, 2014. Operating expenses for the nine months ended June 30, 2015 was $866,080 as compared to $881,602 for the nine months ended June 30, 2014.

The net loss for the quarter ended June 30, 2015 was $842,730 as compared to $659,696 for the quarter ended June 30, 2014. This is due to a significant increase in interest expense from amortization of debt discount. The net loss for the nine months ended June 30, 2015 was $2,764,457 as compared to $16,381,817 for the nine months ended June 30, 2014. The reduction in net loss is related to the loss on warrants exercised in the nine months ended June 30, 2014 of $13,914,034 as well as the valuation loss on common stock warrants of $707,400.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2015 reflects $35,448 in cash and cash equivalents as compared to $42,582 as at September 30, 2014. We intend to raise the balance of our cash requirements for the next 12 months from private placements or a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through future capital-raising efforts, we may review other financing possibilities such as bank loans. At this time, our Company does not have a commitment from any broker/dealer to provide additional financing. There is no assurance that any additional financing will be available or if available, on terms that will be acceptable.

Cash Flow from Operating Activities

During the nine months ended June 30, 2015, the Company’s operating activities used $536,256 in cash as compared to $555,545 used by operating activities for the nine months ended June 30, 2014. The decrease in cash used for operating activities is primarily due to an increase in the accounts payable balance.

Cash Flow from Investing Activities

During the nine-month periods ended June 30, 2015 and 2014, the Company used $15,000 and $0, respectively, in cash for investing activities. The increase in cash used for investing activities is related to there not having been any purchases of fixed assets in the nine months ended June 30, 2014.

Cash Flow from Financing Activities

During the nine months ended June 30, 2015, the Company received $544,122 in cash from financing activities. This consisted of $475,322 in net financing from notes payable and $68,000 in stock to be issued for cash. This compares with $613,456 provided during the nine months ended June 30, 2014 which consisted of $1,217,718 in net financing from notes payable less $604,262 in payments for the re-purchase of common stock and options.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, there is substantial doubt of our ability to continue as a going concern.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2015.

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

On August 28, 2014, the Company was named as a Defendant in a lawsuit in Maricopa County, Arizona by a former officer alleging wrongful termination. On March 31, 2015, the Company and the former officer entered into a Settlement Agreement wherein: (i) the Corporation shall pay $30,000 to the former officer, commencing with an initial payment of $5,000 on April 7, 2015 and monthly payments of $5,000 for the five successive months thereafter, commencing on May 7, 2015; (ii) both the Corporation and the former officer shall cause their attorneys to execute a stipulation for dismissal with prejudice and a proposed form of order, which shall be filed with the court after the Corporation has completed its payment obligations; and, (iii) the Corporation and Defendant shall enter into a Share Re-Purchase Agreement through which the Corporation or its assignee shall purchase from the former officer 176,078 shares of common stock.

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

On April 28, 2015, the Company issued 629,987 restricted shares of common stock as payment for interest totaling $31,499 on loans to the Company for March 2015.

On April 28, 2015, the Company issued 250,000 restricted shares of common stock to one shareholder for proceeds of of $50,000 pursuant to a subscription agreement dated April 10, 2015.

On April 28, 2015, the Company issued 93,970 restricted shares of common stock with a grant date fair value of $12,000 as compensation to a consultant for services rendered to the Company between January and March 31, 2015.

2.	Subsequent Issuances:

On July 9, 2015, the Company issued an aggregate of 1,892,106 restricted shares of common stock as payment for interest totaling $94,605 on loans to the Company.

On July 9, 2015, the Company issued 78,100 restricted shares of common stock in settlement of amounts owed to a consultant for services rendered to the Company, with a grant date fair value of $19,525.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

N/A.

ITEM 5.	OTHER INFORMATION

Quarterly Events:

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

AIRWARE LABS CORP.

Date: August 12, 2015	By:	/s/ Jeffrey Rassas
	Name:	Jeffrey Rassas
	Title:	Chief Executive Officer and Director

Date: August 12, 2015	By :	/s/ Jessica Smith
	Name :	Jessica Smith
	Title :	Chief Accounting and Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 12, 2015	By:	/s/ Jeffrey Rassas
	Name:	Jeffrey Rassas
	Title:	Chief Executive Officer and Director

Date: August 12, 2015	By :	/s/ Jessica Smith
	Name :	Jessica Smith
	Title :	Chief Accounting and Financial Officer

Date: August 12, 2015	By :	/s/ Ronald L. Miller
	Name :	Ronald L. Miller
	Title:	Director