Form 10-K
period 2015-09-30
AIRWARE LABS CORP.
filed 2016-03-04
CIK 1500123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the yearly period ended September 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $4,519,906, based upon the price ($0.10) at which the common stock was last sold as of March 31, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.

As of February 29, 2016, there were 74,429,954 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

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

All references to “we,” “us,” “our,” “Airware,” “Airware Labs,” or similar terms used in this Annual Report refer to Airware Labs Corp.

Business Summary

To date, we primarily engage in the development, manufacture and distribution of nasal breathing devices. The Company has a portfolio of patents all related to the nasal dilator-breathing device, both filtered and non-filtered, and its use as a primary delivery mechanism through the nasal passage of therapeutic essential oils. The Company targets prospective customers such as compassionate sleeping partners, individuals with chronic sinus issues, individuals that suffer from chronic sleep disorders and individuals with allergies throughout the United States, Canada, Asia and Europe. The Company utilizes information and current studies in the development and manufacture of our products in order to help promote the health benefits of improved breathing, particularly information regarding breathing and its impact on the human body, the effects of environmental factors, and the potential benefits provided by the strategic use of therapeutic essential oils. The Company is supported by a selective group of highly experienced doctors, engineers and scientists who provide advice and information on research topics relevant to the Company’s business purpose.

Business Plan

Airware Labs is a leader in innovative breathing technology solutions and consumer product offerings that enhance breathing. Airware products provide consumers with safe and effective methods to control their own personal breathing environment. Our filtered product also contains 3M filtration media for allergy sufferers.

Airware Labs maintains an efficient and economic corporate structure, outsourcing manufacturing and distribution through key strategic partnerships. Airware manufactures all products in China through an exclusive partnership with a factory that manufactures Airware products. Airware’s corporate headquarters are located in Scottsdale, Arizona and houses the management, sales and marketing teams.

In April of 2012, Airware entered into a strategic partnership with Quest Products, Inc. (“Quest”), whereby Quest will promote and distribute the AIR® product line. Quest Products, Inc. (www.questproductsinc.com) provides turnkey solutions to Consumer Products Group (“CPG”) companies looking to develop their product's distribution and sales to all classes of trade. Quest works with varying sizes of CPG companies, from inventors and entrepreneurs beginning start-up brands, to large industry leading CPG manufacturers looking to expand their reach. Quest's unique core competencies allow them to create turnkey solutions and drive new and incremental opportunities in sales for their client partners. Quest's sales team works with food, drug, and mass retailers across the USA and Canada, including Wal-Mart, Target, CVS, and Walgreens. Quest was listed as one of the fastest growing companies four years in a row by INC. Magazine.

Quest was successful in placing the AIR® product line with many of the largest online retailers, including Walgreens.com, Amazon.com, Drugstore.com, Target.com and more. Quest has also been successful in placing AIR® products in approximately 7,300 Walgreens stores located in the United States and the Company continues to receive reorders from Walgreens. Quest is presently attempting to gain distribution in other retail chains.

In March of 2014, Airware entered into a Joint Venture (“JV”) with Eastar Industries in China to act as the exclusive distributor for all Airware products with an initial focus on the AIR® filters product line. Eastar Industries, a subsidiary of Eastar Chemical Corporation, focuses on Eastar's pharmaceutical and health/beauty business for China and selected Southeast Asian countries. Eastar Industries licenses patented pharmaceuticals, medical devices and unique health/beauty products from U.S. and European companies for import to China and Southeast Asia through its local joint venture partner companies. Airware will own 18% of the JV that is formed in Hong Kong. Initial launch of AIR® PM2.5 began in December of 2014 in response to the severe pollution issues burdening most of the tier 1 cities of China. While Eastar remains a distribution partner, the creation of the JV entity has been put on hold as Airware evaluates new distribution options in the Asian market. Given the poor air quality and high demand for discreet and effective personal filtration devices, Airware is exploring more aggressive strategies to market in this region.

In August 2015, Airware hired Dr. Dan Cohen to assume the role of President. Dr. Cohen is the former Founder, Chairman and CEO of CNS, Inc., parent company of Breathe Right. Dr. Cohen was the driving force behind the meteoric rise of Breathe Right nasal strips, acquiring the rights to manufacture and sell the product for the medical equipment company he founded in 1982. With the successful drive to achieve FDA approval for marketing of the largely unknown product and with all of the top ten pharmaceutical wholesalers on board, Cohen launched a legendary marketing effort to generate market awareness. His efforts created an outcry of domestic and international consumer demand that rocketed CNS sales to a 77% increase as the company took the public spotlight and was named Fortune magazine's fourth fastest growing company in the U.S. in 1996. In 2006, GlaxoSmithKline acquired Breathe Right for $566 million.

Dr. Cohen is a board certified neurologist and an accomplished entrepreneur. In addition to CNS, Inc., he is also the co-founder of Round River Research Corporation and the inventor of patented technology used for stress reduction and personal development. Dr. Cohen holds numerous patents related to EEG signal processing, physiologic analysis algorithms and additional utility patents related to synchronized sound, vibration and electromagnetic fields and their effect on the body and mind.

Dr. Cohen believes the Airware Nasal filter to be the best product in the market and has engineered a strategic plan to enhance Airware’s nasal filtration product line with a launch planned in 2016, which includes extensive PR, education and awareness of the product benefits and competitive advantages.

 Business Opportunity & Product Solutions

In the US alone, there exists a multi-billion dollar market for health related breathing products. Many of these products are sold over-the-counter (OTC) and have been developed specifically to enhance nasal breathing, relieve symptoms of allergic rhinitis, reduce snoring and improve sleep. Air® products specifically target these segments of the OTC breathing products market.

The AIR® nasal dilator is made from FDA-approved, latex-free/adhesive-free hypoallergenic medical grade material and has passed both cytotoxicity and an intra-cutaneous reactivity testing. The product is discreet, positioned inside the nostrils, and gently expands the nasal valve regions of the nasal passages thus opening the nasal airway allowing for easier nasal breathing. Many snorers do so because they cannot effectively breathe through their nose. By opening up the nasal passages allowing for greater nasal airflow, users are able to close their mouths and thereby reduce or stop snoring. Improved nasal breathing as well as reduced snoring generally improves sleep too. Unlike nasal strips, whose sales exceed $150M, the AIR® product can be worn all day and night in comfort, without significantly altering appearance.

AIR® nasal products are manufactured with or without 3M's Filtration Media depending on the whether the product is designed to enhance nasal breathing alone or in addition, filter the air of particulate matter including allergens and bacteria. AIR® Allergy with 3M Filtration Media captures a larger number, and smaller size of particles, preventing them from entering the body. This in turn helps with the prevention of allergy symptoms and infection gained through airborne illnesses. The product is worn discreetly inside the nose, allowing daytime or nighttime use.

The 3M™ Air Filter Media used in Air products is uniquely constructed of permanently charged engineered fibers. These high permanent electrostatic charges allow the fibers to better capture and hold sub-micron particles, allowing particles to be effectively captured throughout the depth of the media, rather than only on the upstream surface, creating a filter that captures both a smaller sized particle, as well as an increase in the number of particles collected. The use of this filter technology in the AIR® Allergy product is the first use of the technology in this format.

Products

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
  Latex-free

Sleep/Snore

Air® Sleep/Snore provides instant, drug-free relief for congestion and snoring caused by nasal breathing difficulties. It fits discreetly and comfortably just inside the nose to gently open nasal passages and increase airflow. Air® Sleep/Snore is also infused with a calming lavender essential oil blend that is shown to help reduce congestion and promote restful sleep.

Breathe better. Sleep better with Air® Sleep/Snore:

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

Our principal offices are located at 7377 Doubletree Ranch Rd., Suite 260, Scottsdale, AZ 85258. We currently rent this space for $2,387 per month. The lease expires on August 31, 2017. We believe that this space is adequate for our current and immediately foreseeable operating needs.

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

On December 27, 2011, the Company was named as a defendant in a lawsuit alleging a default on two notes payable totaling $75,000 plus accrued interest. Ultimately, a judgment for $92,001 was entered against the Company as a result of this lawsuit. Per a later settlement agreement, the Company has been making monthly payments of $4,000 against this judgment with interest due on the remaining balance of 4.25% per annum. The notes and accrued interest are reflected in the Company’s Balance Sheets in Convertible Notes Payable as of September 30, 2014 in the amount of $22,678. During the year ended September 30, 2015, this settlement was paid in full.

On August 28, 2014, the Company was named as a Defendant in a lawsuit by a former officer alleging wrongful termination. On March 31, 2015, the Company entered into a settlement agreement with the former officer wherein the Company shall pay $30,000 over the course of six months, starting on April 7, 2015. The payments through September 30, 2015, totaling $30,000, have been made timely, satisfying the agreement in full.

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

The following table sets forth the high and low bid prices for our Common Stock per quarter as reported by the OTC Bulletin Board for the quarterly periods indicated below based on our fiscal year end September 30. Our common stock began trading in 2012. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

Fiscal Quarter	High	Low
First Quarter (Oct. 1, 2013 – Dec. 31, 2013)	$0.30	$0.106
Second Quarter (Jan. 1, 2014 – Mar. 31, 2014)	1.50	0. 15
Third Quarter (Apr. 1, 2014 – Jun. 30, 2014)	0.39	0.20
Fourth Quarter (Jul. 1, 2014 – Sept. 30, 2014)	0.24	0.075

First Quarter (Oct. 1, 2014 – Dec. 31, 2014)	$0.25	$0.10
Second Quarter (Jan. 1, 2015 – Mar. 31, 2015)	0.18	0.041
Third Quarter (Apr. 1, 2015 – Jun. 30, 2015)	0.25	0.058
Fourth Quarter (Jul. 1, 2015 – Sept. 30, 2015)	0.299	0.13

Record Holders

As of February 29, 2016, there were 74,429,954 common shares issued and outstanding, which were held by 145 stockholders of record.

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

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Year Ended September 30, 2014

On October 9, 2013, the Company issued 255,867 restricted shares of common stock to a related party as payment for interest on loans to the Company for September 2013, at a cost basis of $0.05 per share.

On November 7, 2013, the Company issued 293,907 restricted shares of common stock to a related party as payment for interest on loans to the Company for October 2013, at a cost basis of $0.05 per share.

On December 10, 2013, the Company issued 291,200 restricted shares of common stock to a related party as payment for interest on loans to the Company for November 2013, at a cost basis of $0.05 per share.

On January 21, 2014, the Company issued 382,094 restricted shares of common stock to a related party as payment for interest on loans to the Company for December 2013, at a cost basis of $0.05 per share.

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

On March 7, 2014, the Company issued 920,587 restricted shares of common stock to a related party as payment for interest on loans to the Company for January and February 2014, at a cost basis of $0.05 per share.

On April 10, 2014, the Company issued 461,600 shares of restricted common stock to a related party as payment for interest on loans to the Company for March 2014, at a cost basis of $0.05 per share.

On April 10, 2014, the Company issued 43,926 restricted shares of common stock as payment for consulting services rendered to the Company, at a cost basis of $0.34 per share.

On April 10, 2014, the Company issued 38,465 restricted shares of common stock as payment for consulting services rendered to the Company, at a cost basis of $0.32 per share.

On May 15, 2014, the Company issued 470,267 shares of restricted common stock to a related party as payment for interest on loans to the Company for April 2014, at a cost basis of $0.05 per share.

On May 28, 2014, the Company issued a total of 29,236 restricted shares of common stock as payment for services rendered to the Company, at a cost basis of $0.29 per share.

On June 23, 2014, the Company issued 509,653 shares of restricted common stock to a related party as payment for interest on loans to the Company for May 2014, at a cost basis of $0.05 per share.

On July 8, 2014, the Company issued 125,000 restricted shares of common stock to one investor at a cost basis of $0.20 per share pursuant to a Subscription Agreement dated July 2, 2014.

On July 17, 2014, the Company issued 75,000 restricted shares of common stock pursuant to a Settlement Agreement dated July 3, 2014, at a cost basis of NIL.

On July 17, 2014, the Company issued 511,600 shares of restricted common stock to a related party as payment for interest on loans to the Company for June 2014, at a cost basis of $0.05 per share.

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

On August 12, 2014, the Company issued 511,600 shares of restricted common stock to a related party as payment for interest on loans to the Company for July 2014, at a cost basis of $0.05 per share.

On September 15, 2014, the Company issued 553,653 shares of restricted common stock to a related party as payment for interest on loans to the Company for August 2014, at a cost basis of $0.05 per share.

On September 15, 2014, the Company issued 200,000 shares of restricted common stock, at a cost basis of $0.10 per share, pursuant to a Business Development Consulting Agreement dated September 2, 2014.

Year Ended September 30, 2015

On October 10, 2014, the Company issued 541,600 shares of restricted common stock to a related party as payment for interest on loans to the Company for September 2014, at a cost basis of $0.05 per share.

On November 12, 2014, the Company issued 250,000 restricted shares of common stock to one holder pursuant to a Consulting Agreement dated October 13, 2014, at a cost basis of $0.20 per share.

On November 12, 2014, the Company issued 576,653 shares of restricted common stock to a related party as payment for interest on loans to the Company for October 2014, at a cost basis of $0.05 per share.

On November 12, 2014, the Company issued 72,250 restricted shares of common stock to one holder as compensation for services rendered to the Corporation from July 1, 2014 to September 30, 2014, at a cost basis of $0.166 per share.

On December 4, 2014, the Company issued 571,600 shares of restricted common stock to a related party as payment for interest on loans to the Company for November 2014, at a cost basis of $0.05 per share.

On January 28, 2015 the Company issued 599,987 restricted shares of common stock to a related party as payment for interest on loans to the Company for December 2014, at a cost basis of $0.05 per share.

On January 28, 2015 the Company issued 591,600 restricted shares of common stock to a related party as payment for interest on loans to the Company for January 2015, at a cost basis of $0.05 per share.

On January 28, 2015 the Company issued 82,051 restricted shares of common stock as payment for services rendered to the Corporation form October 31, 2014 to December 31, 2014, at a cost basis of $0.15 per share.

On March 17, 2015, the Company issued 591,600 restricted shares of common stock to a related party as payment for interest on loans to the Company for February 2015, at a cost basis of $0.05 per share

On April 28, 2015, the Company issued 629,987 restricted shares of common stock to a related party as payment for interest on loans to the Company for March 2015, at a cost basis of $0.05 per share.

On April 28, 2015, the Company issued 250,000 restricted shares of common stock to one shareholder at a cost basis of $50,000.00 pursuant to a subscription agreement dated April 10, 2015.

On April 28, 2015, the Company issued 93,970 restricted shares of common stock as compensation to a consultant for services rendered to the Company between January and March 31, 2015.

On July 9, 2015, the Company issued an aggregate of 1,892,106 restricted shares of common stock to a related party as payment for interest in the months of April-June, totaling $94,605, on loans to the Company.

On July 9, 2015, the Company issued 78,100 restricted shares of common stock in settlement of amounts owed to a consultant for services rendered to the Company, with a grant date fair value of $19,525.

On August 26, 2015, the Company issued 641,200 restricted shares of common stock to a related party as payment for interest on loans to the Company for July 2015, at a cost basis of $0.05 per share.

On September 30, 2015, the Company issued 641,200 restricted shares of common stock to a related party as payment for interest on loans to the Company for August 2015, at a cost basis of $0.05 per share.

On September 30, 2015, the Company issued an aggregate 1,850,000 restricted shares of common stock to three shareholders at a cost basis of $0.10 per share pursuant to a three subscription agreements dated between August 11, 2015 and September 4, 2015.

Subsequent Issuances

On November 5, 2015, the Company issued 641,200 restricted shares of common stock to a related party as payment for interest on loans to the Company for September 2015, at a cost basis of $0.05 per share.

On December 31, 2015, the Company issued 1,282,400 restricted shares of common stock to a related party as payment for interest on loans to the Company for October and November 2015, at a cost basis of $0.05 per share. Additionally, the Company issued an aggregate 200,000 restricted shares of common stock to two shareholders at a cost basis of $0.10 per share pursuant to two subscription agreements dated between December 3, 2015 and December 14, 2015, and 96,071 restricted shares of common stock as compensation to a consultant for services rendered to the Company between April 1, 2015 and September 30, 2015. The shares were valued at the average trading price over the period of service, which approximated fair value, in the amount of $12,750.

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

Results of Operations

Total revenue for the years ended September 30, 2015 and 2014 was $113,022 and $179,494, respectively. The decrease in revenue is due to a reduction in orders from our major distributor. Cost of goods sold for the year ended September 30, 2015 was $117,306 as compared to $115,663 for the year ended September 30, 2014, resulting in gross profits of $(4,284) and $63,831 for the years ended September 30, 2015 and 2014, respectively. The negative gross margin for the year ended September 30, 2015 is primarily due to a write-off of obsolete inventory in the amount of $21,697.

Operating expenses in the year ended September 30, 2015 amounted to $1,111,593 as compared to $1,168,929 for the year ended September 30, 2014. The reduction in operating expenses is due to decreases in consulting and legal fees.

The net loss for the year ended September 30, 2015 was $4,740,684 as compared to $17,082,226 for the year ended September 30, 2014. The decrease in net loss is primarily the result of a loss from warrants exercised by a related party during the year ended September 30, 2014.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2015 reflects $41,745 in cash and cash equivalents. Management is continuing to pursue financing from various sources, including private placements from investors and institutions. Management believes these efforts will contribute toward funding the Company’s activities until sufficient revenue can be earned from future operations. In addition, the Company is seeking additional distribution partners in both domestic and foreign markets. Management believes these combined efforts, if successful, will be sufficient to meet its working capital needs and its currently anticipated expenditure levels for the next year. At this time, our Company does not have a commitment from any broker/dealer to provide additional financing, and does not have sufficient working capital to support operations for the next twelve months. There is no assurance that any additional financing will be available or if available, on terms that will be acceptable.

Cash Flow from Operating Activities

During the year ended September 30, 2015, the Company used $740,849 in cash from operating activities compared with $738,598 cash used in the year ended September 30, 2014. From the year ended September 30, 2014 to September 30, 2015 there was an increase in officer salaries, marketing consultants and dues and subscriptions which were partially offset by reductions in cash payments for consulting fees and travel.

Cash Flow from Investing Activities

During the years ended September 30, 2015 and 2014, the Company used $6,710 and $16,000 in cash for investing activities, respectively. The decrease in cash used for investing activities is due to purchasing less property and equipment.

Cash Flow from Financing Activities

During the year ended September 30, 2015, the Company received $746,722 in cash from financing activities. This consisted of $475,322 in net financing from notes payable and $271,400 in proceeds from the issuance of stock for cash. In comparison, during the year ended September 30, 2014, the Company received $777,238 in cash from financing activities. This consisted of $1,356,500 in net financing from notes payable, $25,000 in proceeds from the issuance of stock for cash less $604,262 in payments for the repurchase of common stock and options

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to maintain existing operations. For these reasons, there is substantial doubt about our ability to continue as a going concern. Our accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, nor do they include adjustments to the amounts and classification of liabilities that might be necessary should the Company be unable to continue operations or be required to sell its assets.

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

SEPTEMBER 30, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Airware Labs Corp.

We have audited the accompanying consolidated balance sheet of Airware Labs Corp. as of September 30, 2015, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended. Airware Labs Corp.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

We were not engaged to examine management’s assertion about the effectiveness of Airware Labs Corp.’s internal control over financial reporting as of September 30, 2015 and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Airware Labs Corp. as of September 30, 2015 and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred operating losses, has incurred negative cash flows from operations and has a working capital deficit. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

D. Brooks and Associates CPA’s, P.A.
West Palm Beach, FL
March 4, 2016

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

 Respectfully submitted,

Weinberg & Baer, LLC

Baltimore, MD

December 29, 2014

AIRWARE LABS CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2015 AND 2014

	2015	2014

ASSETS
Current Assets:
Cash and cash equivalents	$41,745	$42,582
Accounts receivable	530	3,137
Inventory	45,457	71,614
Deposits	—	10,000
Prepaid expenses and other current assets	8,476	66,205
Total current assets	96,208	193,538

Other Assets:
Property and equipment, net	14,070	20,039
Intangible assets, net	—	292,402
Deposits	2,387	2,387
Investment in Breathe Active, LLC	—	290
Total Assets	$112,665	$508,656

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$1,640,327	$1,639,529
Accrued interest - related parties	38,849	32,076
Accrued interest	1,644	1,244
Accrued expenses	138,057	72,172
Note payable to former officer	47,500	—
Convertible notes payable - current portion	5,000	27,678
Convertible notes payable to related parties - current portion, net of discount	20,000	1,324,659
Total current liabilities	1,891,377	3,097,358

Accrued interest to related parties	—	106
Note payable to former officer	—	47,500
Convertible notes payable to related parties, less current portion	3,206,000	—
Total liabilities	5,097,377	3,144,964

Commitments and Contingencies

Stockholders' Deficit:
Common stock, par value $.0001 per share, 200,000,000 shares authorized; 72,210,283 and 62,256,379 shares issued and outstanding at September 30, 2015 and 2014, respectively	7,221	6,226
Common stock to be issued, 290,000 shares, par value $.0001	29	—
Additional paid-in capital	31,843,635	29,452,379
Accumulated deficit	(36,835,597)	(32,094,913)
Total stockholders' deficit	(4,984,712)	(2,636,308)

Total Liabilities and Stockholders' Deficit	$112,665	$508,656

 The accompanying notes are an integral part of these financial statements.

AIRWARE LABS CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED SEPTEMBER 30, 2015 AND 2014

	2015	2014

Revenues, net	$113,022	$179,494
Cost of products sold	117,306	115,663
Gross profit (loss)	(4,284)	63,831

Operating expenses:
General and administrative	869,649	962,155
Sales and marketing	241,944	206,774
Total operating expenses	1,111,593	1,168,929

Loss from operations	(1,115,877)	(1,105,098)

Other income (expense):
Interest income	—	289
Forgiveness of debt	—	11,867
Induced note conversion expense	—	(2,697)
Interest expense	(1,126)	(16,682)
Interest expense - related parties	(2,960,027)	(1,348,471)
Loss on deposits	(21,529)	—
Valuation loss - common stock warrants	—	(707,400)
Loss on impairment of intangible assets	(249,180)	—
Loss on extinguishment of debt	(392,945)	—
Loss on warrants exercised	—	(13,914,034)
Total other income (expense)	(3,624,807)	(15,977,128)

Loss before income taxes	(4,740,684)	(17,082,226)

Income tax expense	—	—

Net loss	$(4,740,684)	$(17,082,226)

Basic and diluted net loss per common share	$(0.07)	$(0.34)

Basic and diluted weighted average common
shares outstanding	66,406,701	49,742,031

The accompanying notes are an integral part of these financial statements.

AIRWARE LABS CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED SEPTEMBER 30, 2015 AND 2014

	Common Stock		Additional Paid-in	Common Stock to be	Accumulated
	Shares	Amount	Capital	Issued	(Deficit)	Total
Balance at September 30, 2013	38,129,100	$3,813	$12,071,023	$—	$(15,012,687)	$(2,937,851)
Issuance of stock for cash	125,000	12	24,988	—	—	25,000
Exchange of shares for services	795,142	79	160,149	—	—	160,228
Shares issued in settlement of accounts payable	1,282,388	129	315,219	—	—	315,348
Exchange of shares for interest expense	5,165,228	517	258,385	—	—	258,902
Shares issued for conversion of notes payable	20,000	2	7,694	—	—	7,696
Stock options issued for services	—	—	56,119	—	—	56,119
Stock options repurchased	—	—	(2,500)	—	—	(2,500)
Warrants issued for services	—	—	2,238	—	—	2,238
Exercise of warrants - related party	22,457,143	2,246	15,717,754	—	—	15,720,000
Discount of convertible notes - related party	—	—	1,402,000	—	—	1,402,000
Shares issued for purchase of assets	300,000	30	40,470	—	—	40,500
Stock repurchased and cancelled	(6,017,622)	(602)	(601,160)	—	—	(601,762)
Net loss	—	—	—	—	(17,082,226)	(17,082,226)
Balance at September 30, 2014	62,256,379	6,226	29,452,379	—	(32,094,913)	(2,636,308)
Issuance of stock for cash	2,100,000	210	271,161	29	—	271,400
Exchange of shares for services	498,271	50	85,951	—	—	86,001
Shares issued in settlement of accounts payable	78,100	7	19,517	—	—	19,524
Exchange of shares for interest expense - related party	7,277,533	728	1,051,251	—	—	1,051,979
Stock options issued for services	—	—	68,438	—	—	68,438
Warrants issued for services	—	—	3,993	—	—	3,993
Discount of convertible notes - related party	—	—	498,000	—	—	498,000
Warrants issued for debt extinguishment - related party	—	—	392,945	—	—	392,945
Net loss	—	—	—	—	(4,740,684)	(4,740,684)
Balance at September 30, 2015	72,210,283	$7,221	$31,843,635	$29	$(36,835,597)	$(4,984,712)

The accompanying notes are an integral part of these financial statements.

AIRWARE LABS CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2015 AND 2014

	2015	2014

Operating Activities:
Net loss	$(4,740,684)	$(17,082,226)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	64,480	65,751
Common stock issued/obligated for services	86,001	476,576
Options and warrants issued for services	72,431	58,357
Loss on impairment of intangible assets	249,180	—
Interest expense from amortization of debt discount	1,901,341	1,075,878
Induced conversion expense	—	2,697
Stock issued for payment of interest on convertible notes - related party	1,051,979	258,902
Exchange of sales proceeds for mold	(8,290)	—
Loss on extinguishment of debt	392,945	—
Forgiveness of debt	—	(20)
Loss on warrants exercised	—	13,914,034
Valuation expense - common stock warrants	—	707,400
Changes in operating assets and liabilities:
Accounts receivable	2,607	31,882
Inventory	26,157	(20,191)
Prepaid expenses	57,729	(55,515)
Deposits	10,000	(9,987)
Accounts payable	20,323	(228,676)
Accrued interest	7,067	12,925
Accrued expenses	65,885	53,615
Net Cash Used in Operating Activities	(740,849)	(738,598)

Investing Activities:
Purchases of property and equipment	(6,710)	(16,000)
Net Cash Used in Investing Activities	(6,710)	(16,000)

Financing Activities:
Stock issued for cash	271,400	25,000
Proceeds from convertible notes payable - related party	498,000	1,402,000
Repayment of convertible notes payable	—	(27,322)
Repayment of notes payable	(22,678)	(18,178)
Options re-purchased	—	(2,500)
Stock re-purchased	—	(601,762)
Net Cash Provided by Financing Activities	746,722	777,238

Net Increase (Decrease) in Cash	(837)	22,640

Cash - Beginning of Year	42,582	19,942

Cash - End of Year	$41,745	$42,582

Supplemental disclosure of cash flow information:
Interest paid in cash	$292	$2,500
Income taxes paid in cash	$—	$—

Non-cash investing and financing activities:
Stock issued for convertible notes	$—	$5,000
Debt discount on note payable, related party	$498,000	$1,402,000
Stock issued in settlement of accounts payable	$19,524	$315,348
Stock issued to acquire intangible assets and property	$—	$39,500
Warrants issued to related party for convertible note modification	$392,945	$—
Credit towards manufacturing mold from factory	$8,290	$—

 The accompanying notes are an integral part of these financial statements.

AIRWARE LABS CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies and Use of Estimates

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

Principals of Consolidation

The accompanying consolidated financial statements include the accounts of Airware Labs Corp and its wholly owned subsidiary, Airware Holdings, Inc. Intercompany balances and transactions have been eliminated.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. Significant estimates of the Company include accounting for depreciation and amortization, recoverability of intangible assets, deferred income taxes, accruals and contingencies, estimates for customer returns, the fair value of common stock and the estimated fair value of stock options and warrants.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a remaining maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company follows the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense based on a review of the individual accounts outstanding and the Company’s prior history of uncollectible accounts receivable. As of September 30, 2015 and 2014, no allowance was established for potentially uncollectible accounts receivable as none was deemed necessary. During the years ended September 30, 2015 and 2014, the Company had no write-offs of receivables. The Company had sales returns totaling $31,177 and $20,709 for the years ended September 30 2015 and 2014, respectively. Additionally, an allowance for sales returns in the amount of $13,000 was established during the year ended September 30, 2015. The Company’s policy is to record finance charges on outstanding delinquent accounts receivable only if they are collected. Accounts receivable are generally unsecured.

Inventory

Inventory is mostly held by a third party, consists of finished goods and is stated at the lower of cost, determined by the first-in, first-out method, or market.

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

Intangible Assets

Intangible assets consist of patents and intellectual property and are amortized over the period that the Company believes best reflects the time frame in which the economic benefits will be consumed. The Company evaluates intangible assets with definite lives for recoverability when events or circumstances indicate that these assets might be impaired. The Company recognized a loss on impairment of intangible assets of $249,180 and $0 for the years ended September 30, 2015 and 2014, respectively.

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

On an on-going basis, the Company assesses the likelihood that the deferred tax assets will be recovered from future taxable income. At September 30, 2015 and 2014, it was believed that the recovery of the deferred tax assets was less than likely and therefore, a full valuation allowance was established.

Interest relative to income taxes is charged to interest expense and penalties are charges to general and administrative costs if there are any assessments. No interest or penalties relative to income taxes have been recognized during the years ended September 30, 2015 or 2014.

The Company files income tax returns in the U.S. federal jurisdiction, and the State of Arizona. The Company is subject to U.S. federal, state, and local income tax examinations by tax authorities. All periods beginning on or after January 1, 2012 are open to examination by taxing authorities. The Company believes it has no tax positions for which the ultimate deductibility is highly uncertain.

Revenue Recognition

The Company recognizes revenue on the sale of products at the time of delivery and acceptance. Delivery is generally FOB destination. At the time of delivery, the following have occurred:

•	Evidence of delivery;
•	A price per unit has been determined; and
•	Collectability has been reasonably assured.

Revenues are recorded net of returns and co-operative advertising costs.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, consisting of cash, accounts payable, convertible notes payable to third parties, and related party notes payable to former officer, approximate fair value due to their short term to maturity.  The carrying value of the Company’s related party convertible debt approximates fair value due to the terms that are similar to current market rates.

Net Loss Per Share

Basic earnings per share does not include dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. Dilutive securities are not included in the weighted average number of shares when inclusion would be anti-dilutive. Due to the net losses for the years ended September 30, 2015 and 2014, basic and diluted loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

As of September 30, 2015 and 2014, there were total shares of 42,492,512 and 33,753,341, respectively, issuable upon conversion of notes payable, exercise of warrants and options that were not included in the earnings per share calculation as they were anti-dilutive.

Shipping and Handling

Shipping and handling costs associated with the shipment of products to the customer are recorded as costs of goods sold and totaled $11,495 and $11,950 for the years ended September 30, 2015 and 2014, respectively.

Advertising Costs

Advertising costs are charged to expense when incurred.  Total advertising expense recognized during the years ended September 30, 2015 and 2014 were $11,950 and $6,883, respectively. Advertising expense is included in selling and marketing expenses on the accompanying consolidated statements of operations.

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

Note 2 - Going Concern

The Company has incurred losses since inception and requires additional funds for future operating activities. The Company’s selling activity has not yet reached a level of revenue sufficient to fund its operating activities. These factors create an uncertainty as to how the Company will fund its operations and maintain sufficient cash flow to operate as a going concern.

The Company’s ability to meet its cash requirements in the next year is dependent upon obtaining additional financing and achieving improved sales levels. If this is not achieved, the Company may be unable to obtain sufficient cash flow to fund its operations and obligations, and as a result there is substantial doubt the Company will be able to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, and accordingly, do not include any adjustments relating to the recoverability and classification of recorded asset amounts; nor do they include adjustments to the amounts and classification of liabilities that might be necessary should the Company be unable to continue operations or be required to sell its assets.

Note 3 - Property and Equipment, Net

The following represents a summary of our property and equipment:

	September 30,
	2015	2014
Manufacturing equipment	$61,500	$62,500
Office furniture and equipment	21,678	21,678
	83,178	84,178
Less: accumulated depreciation	(69,108)	(64,139)
	$14,070	$20,039

Depreciation expense was $20,968 and $29,080 for the years ended September 30, 2015 and 2014, respectively.

Note 4 - Intangible Assets

The Company’s intangible assets relate to the Company’s patents and intellectual property. For the Company’s Air product line, these assets were amortized over the remaining life of the original patent, which was 7.25 years as of September 30, 2014. At September 30, 2014, the net carrying value of the Air patents was calculated as follows:

Gross carrying amount	$481,337
Less: accumulated amortization	(224,655)
$256,682

For the year ended September 30, 2015, management deemed these amounts to be fully impaired and recorded a loss on impairment of $222,168.

On July 23, 2014, the Company entered into an Asset Acquisition Agreement whereby it purchased a patent related to a line of beauty products that the Company plans to produce and market. This patent was amortized over the remaining life of the original patent, which was 3.9 years as of September 30, 2014. At September 30, 2014, the net carrying value of the beauty patent was calculated as follows:

Gross carrying amount	$38,000
Less: accumulated amortization	(2,280)
$35,720

For the year ended September 30, 2015, management deemed these amounts to be fully impaired and recorded a loss of $26,723.

Amortization expense was $43,511 and $36,671 for the years ended September 30, 2015 and 2014, respectively.

Note 5 - Convertible Notes Payable

Convertible notes payable consist of the following:

	September 30,
	2015	2014
8.00% note payable, due August 22, 2012, convertible into common stock at $.50 per share, interest payments are due at maturity, unsecured, in default.	$5,000	$5,000
6.50% note payable, due November 26, 2011, convertible into common stock at $2 per share, interest payments are due annually, unsecured. Terms amended in March 2013 to interest at 4.25%, with $4,000 monthly payments of principal and interest. During the years ended September 30, 2015 and 2014, the Company repaid convertible notes payable in the amount of $22,678 and $27,322, respectively.	—	22,678
	5,000	27,678
Less current portion	(5,000)	(27,678)
	$—	$—

Note 6 - Notes Payable to Former Officer

Notes payable to a former officer consists of the following:

	September 30,
	2015	2014
Note payable bearing interest at 0.27%, due August 1, 2016, interest due at maturity, unsecured	$47,500	$47,500

On December 5, 2013, the Company entered into a revised promissory note with our former President calling for four equal payments to begin on November 1, 2015 and ending August 1, 2016. Interest was reduced from 2.0% to 0.27%.

Note 7 - Convertible Notes Payable to Related Parties

Convertible notes payable to related parties consist of the following:

	September 30,
	2015	2014
12% note payable net of unamortized debt discount of $0 and $1,403,341, at September 30, 2015 and 2014, respectively, due September 30, 2017, convertible to common stock at $.10 per share, interest payments are due monthly. During the year ended 2015, the Company drew $498,000 against this note. Additionally, on August 31, 2015 the maturity date was extended from September 30, 2015 to September 30, 2017. Debt is secured by substantially all of the assets of the Company.	$3,206,000	$1,304,659
8.00 % note payable due August 26, 2012, convertible to common stock at $.50 per share, interest payments are due at maturity, unsecured, in default.	20,000	20,000
	3,226,000	1,324,659
Less current portion	(20,000)	(1,324,659)
	$3,206,000	$—

Interest expense on the convertible notes payable to related parties (including amortization of debt discount of $1,901,341 and $1,075,878, respectively) was $2,958,299 and $1,348,266 for the years ended September 30, 2015 and 2014, respectively. Interest expense on the line of credit was settled via the issuance of 7,277,533 shares stock during the year ended September 30, 2015.

On August 31, 2015, the Company entered into an allonge to the convertible note to related parties through which the maturity date was extended by two years to September 30, 2017. In consideration for this extension, the Company granted 3,500,000 common stock warrants. The modification was accounted for as an extinguishment and the Company recorded a loss on extinguishment of debt of $392,945 based on the fair value of the warrants. The fair value of the warrants was estimated using a Black Scholes model on the following assumptions:

Expected stock price volatility	28.96%
Expected dividend yield	0.00%
Risk-free interest rate	1.54%
Warrant term	10 years

The future minimum payment of the convertible notes payable due to related parties for each of the following years and in the aggregate:

Years ending September 30,	Amount
2016	$ 20,000
2017	$ 3,206,000

Note 8 - Related Party Transactions

As detailed in Notes 7 and 8, the Company has a note payable to its former President, a convertible note payable to a former advisory board member and another convertible note with an entity that owns 58.4% of our outstanding shares.

On December 5, 2013, the Company entered into a share re-purchase agreement with the former President to buy back 7,567,622 shares of common stock held by him and entities under his control.  Other outside investors were granted the opportunity to participate in this purchase, with 1,550,000 shares being purchased directly from the former President by others, and 6,017,622 being re-purchased by the Company and cancelled.  Upon completion of this transaction on December 17, 2013, our former President no longer has any ownership in the Company.

As disclosed in Note 12, on October 4, 2013, the Company granted a total of 583,333 stock options to officers and a Board member. Additionally, on September 5, 2014, the Company granted a total of 783,333 stock options to officers, significant consultants and a Board member.

On February 5, 2014, our primary debt holder and a 58.4% shareholder submitted Warrant Exercise Notices pursuant to which it exercised all of its 26,200,000 outstanding warrants. The holder elected to use the cashless exercise option provided for in the warrants, which resulted in the issuance of 22,457,143 shares of common stock. Additionally, during the year ended September 30, 2015, the Company borrowed an additional $498,000 against the convertible secured note and issued 7,277,533 shares of stock in payment of interest on the convertible note.

The Company paid $87,500 during the years ended September 30, 2015 and 2014 to a company owned by its CFO for her services as CFO. Additionally, we granted 0 and 200,000 options to our CFO directly for the years ended September 30, 2015 and 2014, respectively.

The Company paid $15,624 during the year ended September 30, 2015 to a company owned by its President for his services as President. Additionally, we granted 500,000 options to our President directly during the year ended September 30, 2015.

During the years ended September 30, 2015 and 2014, the Company paid zero cash for interest on the related party debt.

Note 9 - Income Taxes

The Company’s provision for income tax (benefit) expense from operations consists of the following:

	For the years ended September 30,
	2015	2014
Current:
Federal and State	$—	$—
Deferred:	1,794,000	534,000
Less valuation allowance	(1,794,000)	(534,000)
Recognized tax benefit	$—	$—

The following table summarizes the significant differences between the U.S. federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for the years ended September 30, 2015 and 2014:

	For the years ended September 30,
	2015	2014

U.S. federal statutory tax rate	34%	34%
State taxes	4.612%	4.612%
Decrease in valuation allowance	(38%)	38%
Non-deductible items	(0.612%)	(0.612%)
Totals	0%	0%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities as of September 30, 2015 and 2014 are summarized as follows:

	For the years ended September 30,
	2015	2014

Net operating loss carryforwards	$13,990,000	$12,571,000
Valuation allowance	(13,990,000)	(12,571,000)
Deferred tax assets, net	$—	$—

Note 10 - Commitments and Contingencies

On December 22, 2011, the Company entered into a distribution agreement that provides for the issuance of common stock warrants, with an expiration date of 3 years, for the purchase of the Company’s common stock in an amount equal to 15% of the total products purchased by the distributor from the Company at the invoice price against the previous year’s purchases of paid invoices. The warrant price will be equal to the closing price of the Company’s stock price at the anniversary date of the agreement. As discussed in Note 12, per this agreement the Company issued a three-year warrant to purchase 172,078 shares at $.14 on December 23, 2013. Additionally, the Company issued another three-year warrant to purchase 145,510 shares at $.13 on December 22, 2014. The Company recorded the fair value of the warrants, totaling $3,993 and $2,338 for the years ended September 30, 2015 and 2014, respectively, as consulting fees.

On December 27, 2011, the Company was named as a defendant in a lawsuit alleging a default on two notes payable totaling $75,000 plus accrued interest. Ultimately, a judgment for $92,001 was entered against the Company as a result of this lawsuit. Per a later settlement agreement, the Company made monthly payments of $4,000 against this judgment with interest due on the remaining balance of 4.25% per annum. The notes and accrued interest are reflected in the Company’s consolidated balance sheets in convertible notes payable as of September 30, 2014 in the amount of $22,678. During the year ended September 30, 2015, this settlement was paid in full.

The Company is in default on a convertible note payable totaling $5,000 and a convertible note payable to a related party totaling $20,000. The Company has attempted to communicate with the note holders to request extensions or conversion, but has been unsuccessful in doing so. The full balance on these notes are included in current liabilities.

On September 20, 2012, the Company entered into an agreement with a company owned by its CFO for her services as CFO on a contract basis in exchange for a fixed monthly fee. $87,500 was paid for each of the years ending September 30, 2015 and 2014 per this agreement. Additionally, stock options with a fair value of $0 and $7,469 for the years ended September 30, 2015 and 2014, respectively, were granted as additional compensation directly to the CFO.

On July 16, 2013, the Company entered into a Severance Agreement with its Chief Executive Officer pursuant to which he will be entitled to the following severance benefits: (i) the Company shall pay his base salary ($200,000 as of September 30, 2015) for a period of 12 months following termination without cause; (ii) he shall be paid any earned and unpaid bonus due; and, (iii) and all unvested stock-based compensation shall vest as of the date of termination.

On January 6, 2014, the Company entered into a license agreement with Eastar Industries, Co. (“Eastar”), pursuant to which the Company granted Eastar an exclusive license to sell its products in China for a term of five years in exchange for a royalty equal to 18% of gross profits generated by the sales of products in China. Additionally, the Company and Eastar agreed to establish a joint venture company in Hong Kong or Shanghai which will be assigned Eastar’s rights under the agreement and of which 18% of the joint venture will be owned by the Company. As of September 30, 2015, the joint venture has yet to be established. During the years ended September 30, 2015 and 2014 the Company had sales to Eastar in the amounts of $1,855 and $6,435, respectively.

The Company entered into an office lease agreement commencing June 1, 2014 and expiring August 31, 2017. As part of the lease agreement, a concession of the first three months’ rent was provided. Total rent to be paid over the course of the lease is being expensed ratably over the period of the entire lease, creating a deferred rent liability of $4,648 as of September 30, 2015. Rent expense was $26,517 and $24,807 for the years ended September 30, 2015 and 2014, respectively. Future minimum lease payments under this agreement total $27,487 for 2016 and $25,703 for 2017.

On July 23, 2014, the Company entered into an asset acquisition agreement. The agreement includes a liquidated damages clause in the amount of $20,000 should the Company not move forward with product development within 12 months of the agreement date. This amount is reflected in accrued expenses on the Company’s balance sheet as of September 30, 2015.

On August 28, 2014, the Company was named as a Defendant in a lawsuit by a former officer alleging wrongful termination. On March 31, 2015, the Company entered into a settlement agreement with the former officer wherein the Company shall pay $30,000 over the course of six months, starting on April 7, 2015. The payments through September 30, 2015, totaling $30,000, have been made timely, satisfying the agreement in full.

On August 17, 2015, the Company entered into an agreement with a company owned by its President for his services as President on a contract basis in exchange for a fixed monthly fee. $15,624 was paid during the year ended September 30, 2015 per this agreement. Additionally, stock options with a fair value of $32,545 were granted as additional compensation directly to the President in the year ended September 30, 2015.

During the year ended September 30, 2015, the Company incurred $12,750 in expense related to a consultant that was ultimately settled by issuing 96,071 shares of stock. This amount is included in accrued expenses at September 30, 2015.

The Company sells the majority of its products through a distributor. The Company warrants to the distributors that the product will be free from defects in material and workmanship. The Company has determined its product warranty to be immaterial at September 30, 2015 and 2014. The likelihood that the Company’s estimate of the accrued product warranty claims will materially change in the near term is considered remote.

Note 11 - Stockholders’ Deficit

Common Stock

Number of Shares of Common Stock
Balance at September 30, 2013	38,129,100
Issuance of stock for cash (1)	125,000
Shares issued for conversion of notes payable (2)	20,000
Exchange of shares for interest expense (2)	5,165,228
Exchange of shares for services (3)	795,142
Shares issued for exercise of warrants (4)	22,457,143
Shares issued for conversion of accounts payable (5)	1,282,388
Shares issued for asset purchase (6)	300,000
Shares repurchased from former officer (7)	(6,017,622)
Balance at September 30, 2014	62,256,379
Issuance of stock for cash (8)	2,100,000
Exchange of shares for interest expense (9)	7,277,533
Exchange of shares for services (10)	498,271
Shares issued for conversion of accounts payable (11)	78,100
Balance at September 30, 2015	72,210,283

(1) On July 7, 2014, the Company sold 125,000 shares for $25,000 through a private placement.

(2) On March 3, 2014, the holder of a convertible note elected to convert $5,000 of principal with interest into common stock at a preferred rate of $.25 per share, rather than the $.50 per share amount stated in the original note. This resulted in the issuance of 20,000 shares for the note conversion and 3,200 shares for the accrued interest.

During the year ended September 30, 2014, the Company issued 5,162,028 shares of stock in payment of interest totaling $258,101 on the primary debt holders convertible note.

(3) During the year ended September 30, 2014, the Company issued 795,142 shares of common stock for services. The shares were valued at the average trading price over the period of service, which approximated fair value, in the amount of $160,228.

(4) On February 5, 2014, the primary debt holder submitted Warrant Exercise Notices pursuant to which it exercised all of its 26,200,000 outstanding warrants. They elected to use the cashless exercise option provided for in the warrants, which resulted in the issuance of 22,457,143 shares of common stock.

(5) On February 28, 2014, the Company issued 1,207,388 shares of common stock to two vendors in satisfaction of accounts payable of $301,847. On July 17, 2014, the Company issued 75,000 shares of stock to a vendor in partial satisfaction of $28,148 in accounts payable.

(6) On July 23, 2014, the Company entered into an asset acquisition agreement pursuant to which 300,000 shares of common stock were issued.

(7) On December 5, 2013, the Company entered into a share re-purchase agreement with the former President to buy back 7,567,622 shares of common stock held by him and entities under his control.  Other outside investors were granted the opportunity to participate in this purchase, with 1,550,000 shares being purchased directly from the former President by others, and 6,017,622 being re-purchased and cancelled by the Company for cash consideration of $601,762.

(8) On March 9, 2015, the Company sold 250,000 shares for $50,000 through a private placement.

Between August 11, 2015 and September 4, 2015, the Company sold 1,850,000 shares for $185,000 through private placements.

(9) During the year ended September 30, 2015, the Company issued 7,277,533 shares of stock in payment of interest totaling $363,877 on the primary debt holders convertible note.

(10) During the year ended September 30, 2015, the Company issued 498,271 shares of common stock for services. The shares were valued at the average trading price over the period of service, which approximated fair value, in the amount of $86,001.

(11) On July 9, 2015 the Company issued 78,100 shares of stock to a vendor in satisfaction of accounts payable totaling $19,524.

Warrants:

Warrant activity for the years ended September 30, 2015 and 2014 follows:

	Common Shares Issuable Upon Exercise of Warrants	Exercise Price of Warrants	Date Issued	Expiration Date
Balance of Warrants at September 30, 2013	27,170,464
Issued per distribution agreement (1)	172,028	$0.14	12/23/2013	12/22/2016
Issued under a private placement memorandum (2)	25,000	$0.40	7/2/2014	6/1/2016
Issued under a private placement memorandum (2)	50,000	$0.60	7/2/2014	6/1/2016
Issued under a private placement memorandum (2)	25,000	$0.80	7/2/2014	6/1/2016
Warrants exercised (3)	(26,200,000)
Expired warrants	(525,000)
Balance of Warrants at September 30, 2014	717,492
Issued per distribution agreement (4)	145,510	$0.13	12/22/2014	12/22/2017
Issued under a private placement memorandum (5)	750,000	$0.25	8/12/2015	8/15/2016
Issued under a private placement memorandum (5)	125,000	$0.25	8/19/2015	8/15/2016
Issued under a private placement memorandum (5)	50,000	$0.25	9/8/2015	8/15/2016
Stockbridge issued as part of convertible agreement (6)	3,500,000	$0.10	8/31/2015	8/31/2020
Expired warrants	(300,000)
Balance of Warrants at September 30, 2015	4,988,002

(1) As discussed in Note 11, on December 23, 2013, the Company issued a three-year warrant at $.14 to purchase 172,028 shares of stock per a distribution agreement.

(2) On July 2, 2014, the Company issued stock purchase warrants as part of stock subscription agreements.

(3) On February 5, 2014, Stockbridge submitted Warrant Exercise Notices pursuant to which it exercised all of its 26,200,000 outstanding warrants. Stockbridge elected to use the cashless exercise option provided for in the warrants, which resulted in the issuance of 22,457,143 shares of common stock.

(4) As discussed in Note 11, on December 22, 2014, the Company issued a three-year warrant at $.13 to purchase 145,510 shares of stock per a distribution agreement.

(5) Between August 12, 2015 and September 8, 2015, the Company issued stock purchase warrants as start of stock subscription agreements.

(6) As discussed in Note 9, on August 31, 2015, the Company issued a five-year warrant to Stockbridge for the extension of the maturity date on the line of credit. The Company recorded the fair value of the warrants, totaling $392,945, as a loss on extinguishment of debt for the year ending September 30, 2015.

The following is a summary of the Company’s warrant activity for the years ended September 30, 2015 and 2014:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years

Balance of Warrants at September 30, 2013	27,170,464	$0.12	4.62
Granted	272,028	$0.31	2.02
Exercised	(26,200,000)	$0.10
Expired	(525,000)	$1.00
Balance of Warrants at September 30, 2014	717,492	$0.43	1.35
Granted	4,570,510	$0.13	4.02
Exercised	—
Expired	(300,000)	$0.41
Balance of Warrants at September 30, 2015 - outstanding	4,988,002	$0.16	3.75
Balance of Warrants at September 30, 2015 - exercisable	4,988,002	$0.16	3.75

Stock Options:

On October 4, 2013, the Company granted 433,333 stock options to corporate officers and 150,000 to a Board member. The options are exercisable at $.11 per share with a ten year term. The options for the Board member vested immediately, the others vest equally over three years.

On December 5, 2014, the Company repurchased 200,000 options from a former consultant for $2,500 as part of a settlement agreement.

On September 5, 2014, the Company granted 433,333 stock options to corporate officers, 200,000 stock options to a marketing consultant and product designer, and 150,000 stock options to a Board member. The options are exercisable at $.25 per share with a ten year term. The options for the Board member vested immediately, all others vest equally over three years.

On April 2, 2015, the Company entered into an agreement with an option holder through which his option to purchase 200,000 shares with an exercise price of $.50, was cancelled and he was granted a new option to purchase the same number of shares at a reduced price of $.10. The Company recognized an expense of $3,640 in the year ended September 30, 2015 as a result of this stock option grant.

On August 17, 2015, the Company granted 500,000 stock options to a corporate officer. The options are exercisable at $.25 per share with a ten year term. The options will vest equally over three years.

The Company determines the fair value of stock options issued on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for determining the fair value of the options granted during the years ended September 30, 2015 and 2014:

	For the year ended September 30,
	2015	2014
Expected stock price volatility	32.78-32.90%	31.18-36.96%

Expected dividend yield	0.00%	0.00%

Risk-free interest rate	1.92-2.16%	1.41-1.69%

Option life	10.00 years	10.00 years

Stock-based compensation recognized	$68,438	$56,119

Unrecognized compensation expense to be recognized in future periods	$75,116	$74,000

We have recently become a public company and common stock transactions were too infrequent, therefore we could not practicably estimate the expected volatility of our own stock. Accordingly, we have substituted the historical volatility of a relevant comparable company that is publicly traded and does business within the industry we operate.

The following is a summary of stock option activity for the years ended September 30, 2015 and 2014:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Balance of Options at September 30, 2013	4,727,844	$0.37	5.66	$(1,040,126)
Granted	1,366,666	$0.19	10.00	(70,500)
Exercised	—	—	—	—
Forfeited/Cancelled	(200,000)	$0.50	—	—
Balance of Options at September 30, 2014	5,894,510	$0.33	5.89	$(1,061,012)
Granted	700,000	$0.21	10.00	(43,000)
Exercised	—	—	—	—
Forfeited/Cancelled	(1,200,000)	$0.38	—	—
Balance of Options at September 30, 2015	5,394,510	$0.27	6.15	$(485,506)
Vested at September 30, 2015	3,466,730

Note 12 - Customer Rebates

As part of an agreement with its domestic distributor, the Company agreed to provide free product to assist in promotional efforts by the distributor. This free product was recognized as credits on future orders as placed. During the years ended September 30, 2015 and 2014, this resulted in $0 and $74,648, respectively, being recognized as customer credits against revenue and $0 and $14,238, respectively, in samples expense. No further credit remains to be granted per this agreement.

Note 13 - Concentrations

The Company generally sells through a limited number of large distributors. The Company invoices the distributors directly as opposed to the ultimate retail store. Consequently, the Company’s sales are to a small number of customers. For the years ended September 30, 2015 and 2014, sales to our major distributor was approximately 65% and 72%, respectively, of our total sales.

The Company’s products are manufactured by a factory in China. The ability of the Company to meet product order deadlines would be significantly impacted if the factory were to permanently cease operations for reasons outside of our control. During the years ended September 30, 2015 and 2014, the Company purchased 100% and 34%, respectively, of their products from this factory.

Note 14 - Subsequent Events

On October 15, 2015 the Company entered into an agreement with a patent attorney to provide intellectual property services as in-house patent counsel. The term of the agreement is one year. Per the agreement, he will be paid cash compensation of $2,500 per month as well as monthly stock option grants.

On November 5, 2015, the Company issued 641,200 restricted shares of common stock to a related party as payment for interest on loans to the Company for September 2015, at a cost basis of $0.05 per share.

On December 31, 2015, the Company issued 1,282,400 restricted shares of common stock to a related party as payment for interest on loans to the Company for October and November 2015, at a cost basis of $0.05 per share. Additionally, the Company issued an aggregate 200,000 restricted shares of common stock to two shareholders at a cost basis of $0.10 per share pursuant to two subscription agreements dated between December 3, 2015 and December 14, 2015, and 96,071 restricted shares of common stock as compensation to a consultant for services rendered to the Company between April 1, 2015 and September 30, 2015. The shares were valued at the average trading price over the period of service, which approximated fair value, in the amount of $12,750.

On January 22, 2016, the Company entered into an Allonge to the convertible note held by our primary debt holder, who is a related party, by which our line of credit was increased by $200,000 and the conversion price of the outstanding principal balance was adjusted to $.08 from $.10.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on an evaluation as of the date of the end of the period covered by report, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

During the year ended September 30, 2015, management identified the following weaknesses, which were deemed to be material weaknesses in internal controls:

1.	Due to the size of the Company and available resources, there are limited personnel to assist with the accounting and financial reporting function, which results in a lack of segregation of duties.
2.	During the year ended September 30, 2015, the Company made payments totaling $26,529 to an overseas vendor which were ultimately written off and forfeited. Accordingly, management determined the controls around proper review and acceptance of vendors, prior to disbursing cash, were not sufficient to prevent such losses.
3.	As part of our year end procedures, we identified and recorded a complete impairment of our intangible assets. As a result, management deemed the controls around the review and identification of such matters to be inadequate.
4.	The Company identified several related party transactions as part of the year end procedures, which were not previously disclosed.

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

Name	Age	Position
Jeffrey Rassas	53	Chief Executive Officer and Director
Jessica Smith	37	Chief Financial Officer, Secretary and Treasurer
Dr. Daniel E. Cohen	62	President, Chief Medical Officer, and Director
Ronald L. Miller Jr.	51	Director

Background and Business Experience

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

Jeffrey Rassás.  Mr. Rassás served as CEO and President at YouChange Holdings Corp. (publicly traded/YCNG) from 2008 to 2012. Mr. Rassás served as President and CEO of Global Alerts, holding company for Earth911.com and Pets911.com.  As CEO, Jeffrey led the team that acquired Earth911.com, Pets911.com and AMBERalert.com from a local Arizona company in 2006, whereupon executing a new strategy; recruiting a new management team and successfully executing the company’s plan led to several of the divisions achieving national success and distinction and significantly higher values, and the successful sale of AMBERalert.com. Prior to Global Alerts, Mr. Rassás served as Co-chairman and CEO of ImproveNet, Inc. (publicly traded/IMPV), which he acquired through a merger in 2002.  Rassás’ strategic vision and execution led to industry recognition of the company as “Best of Web” by Money Magazine.  In 2005, he sold the company to IAC/InterActiveCorp (IACI), the holding company of many popular websites such as LendingTree, Ask.com, Match.com, Citysearch.com, ServiceMagic.com, and Ticketmaster, delivering a substantial return on shareholder equity.   From 1997-2001, Mr. Rassás served as founder, CEO, and Chairman of the Board of publicly traded EBIZ Enterprises, a Linux solutions provider where he expanded company operations, yielding revenues in excess of $58 million. In addition, Mr. Rassás raised over $20 million dollars and took the company public in 1998.   A two-time finalist for Ernst & Young’s Entrepreneur of the Year award, Mr. Rassás has been a guest speaker at Thunderbird, the School of Global Management, serves on several outside boards including Executive Chairman of PSIOH/Timefire (a Virtual Reality content developer start-up).

Jessica Smith. Ms. Jessica Smith, CPA has been practicing accounting since graduating from Arizona State University in 2000. Ms. Smith started her career with Arthur Andersen, LLP and moved on to working with several companies in the private sector before starting her own accounting practice in 2008. Ms. Smith currently services a number of small and large local businesses with their financial accounting needs. Ms. Smith is a member of several organizations, including the American Institute of Certified Public Accountants, the Arizona Society of Certified Public Accountants and the National Association of Tax Preparers.

Dr. Daniel E. Cohen MD. Dr. Dan Cohen co-founded CNS Inc. a developer and marketer of hi-tech medical equipment (brainwave monitors and sleep disorders diagnostics) and consumer products in 1982. CNS was best known for the Breathe Right® nasal strip and FiberChoice™ chewable fiber supplement. It was acquired by GlaxoSmithKline in 2006 for $566 million. Dr. Cohen also co-founded Round River Research Corp. in 1997 to study the healing and psycho-spiritual effects of synchronized sounds, vibrations and electromagnetic fields. He holds numerous patents related to EEG signal processing, physiologic analysis algorithms and additional utility patents related to synchronized sound, vibration and electromagnetic fields and their effect on the body and mind. Dr. Cohen has a BS from Penn State University and MD from Temple Medical School. He trained in Neurology at the University of Minnesota Hospitals and Clinic and is a Diplomat of the American Board of Psychiatry and Neurology. While presently not practicing clinical neurology, he remains a board-certified neurologist.

Ronald L. Miller, Jr. Mr. Miller has served as Vice President, Chief Financial Officer, and Secretary of Modern Round Entertainment Corporation, or Modern Round, since December 2015.  Mr. Miller has been a principal of a predecessor and current subsidiary of Modern Round since February 2014 and has served as its Chief Financial Officer since April 2015.  Mr. Miller also has served as a director and Chairman of the Audit Committee of Quest Resource Holding Corporation since October 2012.  Mr. Miller served as a director of one of Quest’s predecessors, Earth911, from July 2010 to October 2012.  Mr. Miller served as Chief Executive Officer of Southwest Capital Partners, LLC, an investment banking firm, from September 2009 to March 2015.  He served as a Managing Director of CKS Securities LLC, an investment banking firm, from February 2010 to December 2011.  Mr. Miller served as Vice Chairman of Miller Capital Markets, LLC, a Scottsdale, Arizona headquartered boutique investment banking firm from May 2009 to August 2009.  He served as Chief Executive Officer of Alare Capital Partners, LLC, a Scottsdale-based investment banking and strategic advisory firm, from September 2005 to May 2009.  From 2001 to 2005, Mr. Miller served as a Managing Director of The Seidler Companies Incorporated, an investment banking firm and member of the NYSE.  Mr. Miller served from 1998 to 2001 as a Senior Vice President and was instrumental in the opening of the Phoenix, Arizona office of Wells Fargo Van Kasper.  From 1994 to 1998, Mr. Miller served as Senior Vice President of Imperial Capital, and from 1993 to 1994, was associated with the Corporate Finance Department of Ernst & Young.  Mr. Miller began his career in the M&A department of PaineWebber, Inc.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended September 30, 2015, Forms 5 and any amendments thereto furnished to us with respect to the year ended September 30, 2015, and the representations made by the reporting persons to us, we believe that during the year ended September 30, 2015, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation of Officers

The following tables set forth certain information about compensation paid, earned or accrued for services by our executive officers in the fiscal years ended September 30, 2015, and September 30, 2014.

A summary of cash and other compensation paid in accordance with management consulting contracts for our executives for the most recent two years is as follows:

Name and Principal					Stock Awards	Option Awards(5,6)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All other compensation	Total
Position	Title	Year	Salary ($)	Bonus ($)	($)	($)	($)	($)	($)	($)
(a)		(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Jeffrey Rassas(1)	CEO and Chairman	2015	$200,769	$0	$0	$0	0	0	0	$200,769
	of Directors	2014	$161,538	$0	$0	$24,897	0	0	0	$171,925
Jessica Smith(2)	CFO, Secretary	2015	$87,500	$0	$0	$0	0	0	0	$87,500
	and Treasurer	2014	$87,500	$0	$0	$7,469	0	0	0	$90,616
Dr. Daniel	President and	2015	$15,624	$0	$0	$32,545	0	0	0	$48,169
Cohen(3)	Director	2014	$0	$0	$0	$0	0	0	0	$0
Ronald L. Miller,	Director	2015	$0	$0	$0	$0	0	0	0	$0
Jr.		2014	$0	$0	$0	$4,674	0	0	0	$4,674
Dr. Lorrie	Former	2015	$0	$0	$0	$0	0	0	0	$0
Henderson (4)	COO	2014	$42,656	$0	$38,438	$0	0	0	0	$81,094

Notes to Summary Compensation Table:

(1)	On July 16, 2013, the Company entered into a Severance Agreement (the “Agreement”) with Jeffrey Rassas, the Company’s Chief Executive Officer (“Mr. Rassas”) pursuant to which Mr. Rassas will be entitled to the following severance benefits: (i) the Company shall pay to Mr. Rassas his base salary for a period of 12 months following termination without cause; (ii) Mr. Rassas shall be paid any earned and unpaid bonus due; and, (iii) and all unvested stock-based compensation held by Mr. Rassas shall vest as of the date of termination. The preceding description of the Agreement is a brief summary of its terms and does not purport to be complete, and is qualified in its entirety by reference to the Severance Agreement, a copy of which was filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on July 16, 2013 and is incorporated herein by reference.
(2)	On September 20, 2012, the Company entered into an agreement with a company owned by its CFO for her services as CFO on a contract basis in exchange for a fixed monthly fee.
(3)	On August 17, 2015, the Company entered into that certain Consulting Agreement with Dr. Daniel Cohen (“Dr. Cohen”) pursuant to which he shall provide consulting services to the Company for a term of one year, unless earlier terminated, in exchange for a consulting fee in the form of an annual salary of One Hundred Twenty Five Thousand Dollars ($125,000.00) and 500,000 total stock options to purchase shares of common stock. The options are exercisable at $0.25 per share and vest over the next four years. The company has calculated the estimated fair market value of the options granted using the Black-Scholes Option Pricing model and the following assumptions: stock price at valuation, $.18, expected term of 10 years, exercise price of $.25, a risk free interest rate of 2.16%, a dividend yield of 0% and a volatility of 32.78%.
(4)	Dr. Lorrie Henderson resigned from his position as Chief Operating Officer of the Company on May 21, 2014.
(5)	On October 4, 2013, Jeffrey Rassas, Jessica Smith and Ronald L. Miller, Jr. were granted 333,333, 100,000 and 150,000 options to purchase shares of common stock, respectively. The options are exercisable at $.11 per share of common stock over a ten year term. The options for Ronald L. Miller, Jr. vested immediately, all others vest equally over the next three years. The Company has calculated the estimated fair market value of the options granted using the Black-Scholes Option Pricing model and the following assumptions: stock price at valuation, $.08, expected term of 10 years, exercise price of $.11, a risk free interest rate of 1.41%, a dividend yield of 0% and a volatility of 36.96%.
(6)	On September 5, 2014, Jeffrey Rassas, Jessica Smith and Ronald L. Miller, Jr. were granted 333,333, 100,000 and 150,000 options to purchase shares of common stock, respectively. The options are exercisable at $.25 per share of common stock over a ten year term. The options for Ronald L. Miller, Jr. vested immediately, all others vest equally over the next three years. The Company has calculated the estimated fair market value of the options granted using the Black-Scholes Option Pricing model and the following assumptions: stock price at valuation, $.16, expected term of 10 years, exercise price of $.25, a risk free interest rate of 2.46%, a dividend yield of 0% and a volatility of 32.97%.

Other than the foregoing, the Company has no agreement that provides for payment to executive officers at, following, or in connection with the resignation, retirement or other termination, or a change in control of Company or a change in any executive officer's responsibilities following a change in control.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes the outstanding equity awards to our executive officers as of September 30, 2015.

OPTION AWARDS
Name	Number of Common Shares Underlying Unexercised Options (#) Exercisable	Number of Common Shares Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Jeffrey Rassas	666,666	333,334	nil	$0.30	1/25/2023
	111,111	222,222	nil	$0.11	10/4/2023
	111,111	222,222	nil	$0.25	9/5/2024
Total	888,888	777,778	nil	—	—
Jessica Smith	66,666	33,334	nil	$0.30	1/25/2023
	33,333	66.667	nil	$0.11	10/4/2023
	33,333	66,667	nil	$0.25	9/5/2024

Total	133,332	166,668	nil	—	—
Daniel Cohen	0	500,000	nil	$0.25	8/17/2025

Total	0	500,000	nil	—	—

Compensation of Directors

As of September 30, 2015, there is no cash compensation paid to directors for their service on our board of directors.

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

Security Ownership of Certain Beneficial Owners and Management

The following table lists, as of February 29, 2016, the number of shares of common stock that are beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

Name and Address of Beneficial Owner, Directors and Officers:	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership (1)
Jeffrey Rassas ICO (2) Hayjour Family Limited Partnership 12689 N 120th Pl Scottsdale, AZ 85259	2,888,076	3.88%
Jessica Smith(3) 7377 E Doubletree Ranch Rd Suite 260 Scottsdale, AZ 85258	133,332	0.18%
Daniel Cohen 7377 E Doubletree Ranch Rd Suite 260 Scottsdale, AZ 85258	0	0.00%
Ronald L. Miller, Jr.(5) 7377 E Doubletree Ranch Rd Suite 260 Scottsdale, AZ 85258	500,023	0.67%
All executive officers and directors as a group (4 people)	3,521,431	4.73%

Beneficial Shareholders greater than 5%
Stockbridge Enterprises LP 7377 E DoubleTree Ranch Rd Suite 200 Scottsdale, AZ 85258	21,643,471	29.08%
Southwest Capital Partners, LLC 7377 E. Doubletree Ranch Rd., Suite 200 Scottsdale, AZ 85258	4,066,000	5.46%

(1)	Applicable percentage of ownership is based on 74,429,954 shares of common stock outstanding on February 29, 2016. Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of February 29, 2016, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of February 29, 2016, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Our common stock is our only issued and outstanding class of securities eligible to vote.
(2)	Jeffrey Rassas is the Company’s CEO and Director. Mr. Rassas’ beneficial ownership includes: 1,999,188 shares of restricted common stock and 888,888 shares issuable upon the exercise of stock options which have vested as of the date of this report.
(3)

Jessica Smith is the Company’s CFO, Secretary and Treasurer. Ms. Smith’s beneficial ownership includes 133,332 shares issuable upon the exercise of stock options, which have vested as of the day of this report.

(4)	Dr. Daniel Cohen is the Company’s President and Director. Dr. Cohen’s beneficial ownership includes 0 shares issuable upon the exercise of stock options, which have vested as of the day of this report
(5)	Ronald L. Miller, Jr. is a Director of the Company. Mr. Miller’s beneficial ownership includes 450,000 shares issuable upon exercise of stock options which have vested as of the day of this report and 50,023 total shares purchased in May 2014. Of these shares 21,250 were purchased by Windsor Westfield Management, LLC and 21,250 shares of common stock were purchased by Chickamauga Enterprises, L.P. Both companies are indirectly controlled by Mr. Miller. The remaining 7,523 shares are held directly by Mr. Miller.

Change in Control

 There are no present arrangements or pledges of the Company’s securities that may result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

According to the NASDAQ definition, Jeffrey Rassas and Dr. Daniel Cohen are not independent directors because each is also an executive officer of the Company. According to the NASDAQ definition, Ronald L. Miller is an independent director.

Related Party Transactions

As detailed in Notes 7 and 8, the Company has a note payable to its former President, a convertible note payable to a former advisory board member and another convertible note with an entity that owns 58.4% of our outstanding shares.

On December 5, 2013, the Company entered into a share re-purchase agreement with the former President to buy back 7,567,622 shares of common stock held by him and entities under his control.  Other outside investors were granted the opportunity to participate in this purchase, with 1,550,000 shares being purchased directly from the former President by others, and 6,017,622 being re-purchased by the Company and cancelled.  Upon completion of this transaction on December 17, 2013, our former President no longer has any ownership in the Company.

As disclosed in Note 12, on October 4, 2013, the Company granted a total of 583,333 stock options to officers and a Board member. Additionally, on September 5, 2014, the Company granted a total of 783,333 stock options to officers, significant consultants and a Board member.

On February 5, 2014, our primary debt holder and a 58.4% shareholder submitted Warrant Exercise Notices pursuant to which it exercised all of its 26,200,000 outstanding warrants. The holder elected to use the cashless exercise option provided for in the warrants, which resulted in the issuance of 22,457,143 shares of common stock. Additionally, during the year ended September 30, 2015, the Company borrowed an additional $498,000 against the convertible secured note and issued 7,277,533 shares of stock in payment of interest on the convertible note.

The Company paid $87,500 during the years ended September 30, 2015 and 2014 to a company owned by its CFO for her services as CFO. Additionally, we granted 0 and 200,000 options to our CFO directly for the years ended September 30, 2015 and 2014, respectively.

The Company paid $15,624 during the year ended September 30, 2015 to a company owned by its President for his services as President. Additionally, we granted 500,000 options to our President directly during the year ended September 30, 2015.

During the years ended September 30, 2015 and 2014, the Company paid zero cash for interest on the related party debt.

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

On January 16, 2015, the Company appointed D. Brooks and Associates CPA’s, P.A. as the Company’s registered independent public accounting firm. Our principal independent accountant during the year ended September 30, 2014 was Weinberg & Baer, LLC. Their pre-approved fees billed to the Company are set forth below:

	For Fiscal Year Ended September 30, 2015		For Fiscal Year Ended September 30, 2014
Audit Fees		$30,000		$35,000
Audit-related fees	$	Nil	$	Nil
Tax Fees (Paid to Weinberg & Baer LLC)		$1,000		$858
All other Fees	$	Nil	$	Nil
Total		$31,000		$35,858

 Audit Fees

During the fiscal year ended September 30, 2015, we incurred approximately $30,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements for fiscal year ended September 30, 2015.

During the fiscal year ended September 30, 2014, we incurred approximately $35,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements for fiscal year ended September 30, 2014.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended September 30, 2015 and 2014 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A) was $NIL and $NIL, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended September 30, 2015 and 2014 for professional services rendered by our tax accountant for tax compliance, tax advice and tax planning were $1,000 and $858, respectively. Tax services performed by Weinberg & Baer, LLC were pre-approved by our audit committee.

All Other Fees

The aggregate fees billed during the fiscal years ended September 30, 2015 and 2014 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) was $NIL and $NIL, respectively.

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

Airware Labs Corp.

Date: March 4, 2016	By:	/s/ Jeffrey Rassas
Name: Jeffrey Rassas Title: Chief Executive Officer and Director

Date: March 4, 2016	By:	/s/ Jessica Smith
Name: Jessica Smith Title: Chief Accounting and Financial Officer

Date: March 4, 2016	By:	/s/ Dr. Daniel Cohen
Name: Dr. Daniel Cohen Title: President and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Airware Labs Corp.

Date: March 4, 2016	By:	/s/ Jeffrey Rassas
Name: Jeffrey Rassas Title: Chief Executive Officer and Director

Date: March 4, 2016	By:	/s/ Dr. Daniel Cohen
Name: Dr. Daniel Cohen Title: President and Director

Date: March 4, 2016	By:	/s/ Ronald L. Miller, Jr.
Name: Ronald L. Miller, Jr. Title: Director

