Form 10-Q
period 2015-12-31
AIRWARE LABS CORP.
filed 2016-03-28
CIK 1500123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

 FORM 10-Q

______________

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

As of March 28, 2016, there were 76,977,541 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

AIRWARE LABS CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2015	2015
	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$26,608	$41,745
Accounts receivable	530	530
Inventory	32,602	45,457
Prepaid expenses and other current assets	3,072	8,476
Total current assets	62,812	96,208

Other Assets:
Property and equipment, net	11,579	14,070
Deposits	2,387	2,387
Total Assets	$76,778	$112,665

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$1,680,089	$1,640,327
Accrued interest - related parties	39,276	38,849
Accrued interest	1,744	1,644
Accrued expenses	130,912	138,057
Notes payable to former officer	35,625	47,500
Convertible note payable	5,000	5,000
Convertible notes payable to related parties - current portion	20,000	20,000
Total current liabilities	1,912,646	1,891,377

Convertible notes payable to related parties, less current portion	3,206,000	3,206,000
Total liabilities	5,118,646	5,097,377

Commitments and Contingencies

Stockholders' Deficit:
Common stock, par value $.0001 per share, 200,000,000 shares authorized; 74,429,954 and 72,210,283 shares issued and outstanding at December 31, 2015 and September 30, 2015, respectively	7,443	7,221
Common stock to be issued, 520,000 and 290,000 shares at December 31, 2015 and September 30, 2015, respectively	52	29
Additional paid-in capital	32,182,145	31,843,635
Accumulated deficit	(37,231,508)	(36,835,597)
Total stockholders' deficit	(5,041,868)	(4,984,712)

Total Liabilities and Stockholders' Deficit	$76,778	$112,665

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIRWARE LABS CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended
	December 31,	December 31,
	2015	2014

Revenues, net	$104,874	$93,284
Cost of products sold	56,185	56,757
Gross profit	48,689	36,527

Operating expenses
General and administrative	188,987	211,433
Sales and marketing	11,261	60,984
Total expenses	200,248	272,417

Loss from operations	(151,559)	(235,890)

Other expense
Interest expense	(244,352)	(687,244)
Total other expense	(244,352)	(687,244)

Loss before income taxes	(395,911)	(923,134)

Income tax expense	—	—

Net loss	$(395,911)	$(923,134)

Basic and diluted net loss per common share	$(0.01)	$(0.01)

Basic and diluted weighted average common shares outstanding	72,624,706	63,407,496

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIRWARE LABS CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended
	December 31,	December 31,
	2015	2014

Operating Activities:
Net loss	$(395,911)	$(923,134)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,491	16,182
Common stock issued for services	12,750	62,000
Options and warrants issued for services	27,949	16,435
Interest expense from amortization of debt discount	—	391,264
Stock issued for payment of interest on convertible notes - related party	243,656	292,192
Exchange of sales proceeds for mold	—	(8,290)
Changes in operating assets and liabilities:
Accounts receivable	—	(83,225)
Inventory	12,855	3,012
Prepaid expenses	5,404	(7,234)
Accounts payable	39,762	35,719
Accrued interest	527	3,411
Accrued expenses	(7,145)	5,303
Net Cash Used in Operating Activities	(57,662)	(196,365)

Investing Activities:
Purchases of property and equipment	—	(6,710)
Net Cash Used in Investing Activities	—	(6,710)

Financing Activities:
Stock and warrants issued for cash	54,400	—
Proceeds from convertible notes payable - related party	—	250,000
Repayment of notes payable	(11,875)	(11,792)
Net Cash Provided by Financing Activities	42,525	238,208

Net (Decrease)/Increase in Cash	(15,137)	35,133

Cash - Beginning of Period	41,745	42,582

Cash - End of Period	$26,608	$77,715

Supplemental disclosure of cash flow information:
Interest paid in cash	$—	$208
Income taxes paid in cash	$—	$—

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Airware Labs Corp and its wholly owned subsidiary, Airware Holdings, Inc. Intercompany balances and transactions have been eliminated.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. Significant estimates of the Company include accounting for depreciation and amortization, deferred income taxes, accruals and contingencies, estimates for customer returns, the fair value of common stock and the estimated fair value of stock options and warrants.

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

Unaudited Interim Financial Statements

The interim condensed consolidated financial statements of the Company as of December 31, 2015 and 2014, and for the periods then ended, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of December 31, 2015 and the results of its operations and its cash flows for the periods ended December 31, 2015 and 2014. These results are not necessarily indicative of the results expected for the fiscal year ended September 30, 2016. The accompanying condensed consolidated financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States (U.S. “GAAP”).

Income Taxes

The Company accounts for income taxes under FASB ASC 740, Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Net Loss per Share

Basic earnings per share does not include dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Dilutive securities are not included in the weighted average number of shares when inclusion would be anti-dilutive. Due to the net losses for the periods ended December 31, 2015 and 2014, basic and diluted loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

As of December 31, 2015, there were total shares of 42,820,958 issuable upon conversion of notes payable and the exercise of warrants and options that were not included in the earnings per share calculation as they were anti-dilutive.

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

The Company has a note payable with an original principal balance of $47,500 due to a former officer, which is due on August 1, 2016, is unsecured and carries an interest rate of 0.27%. On December 5, 2013 the Company revised the terms of the Note calling for four equal payments to begin on November 1, 2015 and ending August 1, 2016. As part of this revision, the interest rate was reduced from 2% to 0.27%. The following represents future minimum payments due on the outstanding balance:

Principal balance at December 31, 2015	$35,625
Less current portion	(35,625)
$—

5.	Convertible Notes Payable to Related Parties

Convertible notes payable to related parties consist of the following:

12% note payable due September 30, 2017, convertible to common stock at $.10 per share, interest payments are due monthly. Debt is secured by substantially all of the assets of the Company.	$3,206,000
The Company has a note payable due to a former advisory board member, which bears interest at 8%, was due August 26, 2012 and is convertible to common stock at $.50 per share. Interest payments were due at maturity and the note is unsecured.	20,000
Less current portion	(20,000)
$3,206,000

6.	Related Party Transactions

As detailed in Notes 4 and 5, the Company has a note payable to its former President, a convertible note payable to a former advisory board member and another convertible note with an entity that owns a majority of our outstanding shares. The Company repaid $11,875 of the note payable during the three months ended December 31, 2015.

The Company paid $15,305 during the three months ended December 31, 2015 to a company owned by its CFO for her services as CFO.

The Company paid $31,248 during the three months ended December 31, 2015 to a company owned by its President for his services as President.

During the three months ended December 31, 2015, the Company paid zero cash for interest on the related party debt.

7.	Commitments and Contingencies

On December 22, 2011, the Company entered into a distribution agreement that provides for the issuance of common stock warrants, with an expiration date of 3 years, for the purchase of the Company’s common stock in an amount equal to 15% of the total products purchased by the distributor from the Company at the invoice price against the previous year’s purchases of paid invoices. The warrant price will be equal to the closing price of Airware Labs Corp.’s stock price at the anniversary date of the agreement. During the three months ended December 31, 2015, the Company issued a warrant to purchase 252,124 shares of common stock at $.08 per share to this distributor.

On January 6, 2014, the Company entered into a license agreement with Eastar Industries, Co. (“Eastar”), pursuant to which the Company granted Eastar an exclusive license to sell its products in China for a term of five years in exchange for a royalty equal to 18% of gross profits generated by the sales of products in China. Additionally, the Company and Eastar agreed to establish a joint venture company in Hong Kong or Shanghai which will be assigned Eastar’s rights under the agreement and of which 18% of the joint venture will be owned by the Company. As of December 31, 2015, the joint venture has yet to be established.

The Company entered into an office lease agreement commencing June 1, 2014 and expiring August 31, 2017. As part of the lease agreement, a concession of the first three months’ rent was provided. Total rent to be paid over the course of the lease is being expensed ratably over the period of the entire lease, creating a deferred rent liability of $4,120 as of December 31, 2015.

On August 17, 2015, the Company entered into an agreement with a company owned by its President for his services as President on a contract basis in exchange for a fixed monthly fee. $31,248 was paid during the three months ended December 31, 2015 per this agreement.

The Company sells the majority of its products through major distributors. The Company warrants to the distributors that the product will be free from defects in material and workmanship. The Company has determined its product warranty to be immaterial at December 31, 2015. The likelihood that the Company’s estimate of the accrued product warranty claims will materially change in the near term is considered remote.

8.	Stockholders’ Deficit

Common Stock

During the three months ended December 31, 2015, the Company issued 1,923,600 shares of common stock in payment of September through November 2015 interest totaling $96,180 on the primary debt holders convertible note.

On December 31, 2015, the Company issued 200,000 shares of common stock per subscription agreements totaling $20,000. The Company received net proceeds of $18,000, net of issuance costs of $2,000 paid as a capital marketing fee. As part of these stock subscriptions, 100,000 warrants to purchase common stock at $.25 were also issued.

On December 31, 2015, the Company issued 96,071 shares of common stock for the payment of consulting services rendered to the Company between April 1, 2015 and September 30, 2015. The shares were valued at the average trading price over the period of service, which approximated fair value, in the amount of $12,750.

During the quarter ended December 31, 2015, the company received $45,500 towards the purchase of 227,500 shares of common stock. Net proceeds amounted to $36,400 after the issuance costs of $9,100 paid as a capital marketing fee. This was part of a subscription agreement totaling $375,000. The shares were not issued as of the end of the quarter.

Warrants

The balance of warrants outstanding for purchase of the Company’s common stock as of December 31, 2015 is as follows:

	Common Shares Issuable Upon Exercise of Warrants	Exercise Price of Warrants	Date Issued	Expiration Date
Balance of Warrants at September 30, 2015	4,988,002
Issued under a private placement memorandum (1)	50,000	$0.25	12/3/2015	12/3/2017
Issued under a private placement memorandum (1)	50,000	$0.25	12/14/2015	12/14/2017
Issued per distribution agreement (2)	252,124	$0.08	12/22/2015	12/22/2018
Expired warrants	(125,464)
Balance of Warrants at December 31, 2015	5,214,662

(1) During the quarter ended December 31, 2015, the company issued stock purchase warrants as part of stock subscription agreements.

(2) On December 22, 2015, the Company issued a three-year warrant at $.08 to purchase 252,124 shares of common stock per a distribution agreement.

Stock Options

The Company had the following options outstanding at December 31, 2015:

	Common Shares Issuable Upon Exercise of Options	Exercise Price of Options	Date Issued	Expiration Date
Balance of options at September 30, 2015	5,394,510
Options granted to consultant (1)	26,786	$0.25	11/1/2015	11/1/2025
Options granted to consultant (1)	75,000	$0.25	12/1/2015	12/1/2025
Balance of Options at June 30, 2015	5,496,296

(1) On October 15, 2015, the Company entered into an agreement with a patent attorney to provide intellectual property services as in-house patent counsel. Per the agreement, he receives monthly stock option grants. He is to receive $7,500 per month in stock option grants, and the quantity of stock options issued monthly is determined by the closing price on the last day of the month.

During the three months ended December 31, 2015, $21,091 was expensed for the pro-rata vesting of stock-based compensation. As of December 31, 2015, the balance of unrecognized compensation cost related to non-vested stock-based compensation to be expensed in future periods was $57,388.

The Company determines the fair value of stock options issued on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for determining the fair value of the options granted during the three months ended December 31, 2015:

Expected stock price volatility	32.96-33.09%

Expected dividend yield	0.00%

Risk-free interest rate	2.15-2.20%

Option life	10.00 years

9.	Significant Customer

The Company generally sells through a limited number of large distributors. The Company invoices the distributors directly as opposed to the ultimate retail store. Consequently, the Company’s sales are to a small number of customers. For the three months ended December 31, 2015, sales to two distributors was approximately 95% of our total sales.

10.	Subsequent Events

On January 22, 2016, the Company entered into an Allonge to the convertible note held by our primary debt holder, who is a related party, by which our line of credit was increased by $200,000 and the conversion price of the outstanding principal balance was adjusted to $.08 from $.10.

On March 8, 2016, the Company granted 433,333 stock options to corporate officers and 150,000 stock options to a Board member. The options are exercisable at $.15 per share with a ten year term. The options for the Board member vested immediately, the others vest equally over three years.

On March 15, 2016, the Company issued 1,930,087 shares of common stock to a related party as payment for interest on loans to the Company for December 2015 through February 2016 totaling $97,504. Additionally, the Company issued 100,000 shares of common stock at a cost basis of $.10 per share pursuant to a subscription agreement dated January 29, 2016. The Company also issued 517,500 shares of common stock at a cost basis of $.20 per share pursuant to a subscription agreement dated April 10, 2015.

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

The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes and other financial data included elsewhere in this report. See also the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended September 30, 2015.

Results of Operations

Total revenue for the three months ended December 31, 2015 was $104,874, as compared to $93,284 for the three months ended December 31, 2014. Operating expenses in the quarter ended December 31, 2015 amounted to $200,248 as compared to $272,417 for the quarter ended December 31, 2014. The decrease in expenses is primarily due to a reduction in marketing expenses.

The net loss for the quarter ended December 31, 2015 was $395,911 as compared to $923,134 for the quarter ended December 31, 2014, this is due to a significant decrease in interest expense from debt discount.

Liquidity and Capital Resources

Our balance sheet as at December 31, 2015 reflects $26,608 in cash and cash equivalents as compared to $41,745 as at September 30, 2015. To date, the Company has incurred operating losses, has incurred negative cash flows from operations and has a working capital deficit of $1,849,834. Management is continuing to pursue financing from various sources, including private placements from investors and institutions. Management believes these efforts will contribute toward funding the Company’s activities until sufficient revenue can be earned from future operations. In addition, the Company is seeking additional distribution partners in both domestic and foreign markets. Management believes these combined efforts, if successful, will be sufficient to meet its working capital needs and its currently anticipated expenditure levels for the next year. At this time, our Company does not have a commitment from any broker/dealer to provide additional financing, and does not have sufficient working capital to support operations for the next twelve months. There is no assurance that any additional financing will be available or if available, on terms that will be acceptable.

Cash Flow from Operating Activities

During the three months ended December 31, 2015, the Company’s operating activities used $57,662 in cash as compared to $196,365 used by operating activities for the three months ended December 31, 2014. The decrease in cash used for operating activities is primarily due to accruing for officer salaries and reductions in cash payments for marketing activities.

Cash Flow from Investing Activities

During the three-month periods ended December 31, 2015 and 2014, the Company used $NIL and $6,710 respectively, in cash for investing activities. The decrease in cash used for investing activities is due to there not having been any purchases of fixed assets in the three months ended December 31, 2015.

Cash Flow from Financing Activities

During the three months ended December 31, 2015, the Company received $42,525 in cash from financing activities, which consisted of $54,400 in stock and warrants issued for cash offset by $11,875 in repayment of notes payable. This compares with $238,208 in cash from financing activities during the three months ended December 31, 2014, which consisted of $250,000 in financing from notes payable, offset by $11,792 in repayment of notes payable.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2015.

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

Other than those certain legal proceedings which were settled as of September 30, 2015 as reported in our annual report on Form 10-K filed with the SEC on March 4, 2016, we know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

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

2.	Subsequent Issuances:

On March 15, 2016, the Company issued 1,930,087 restricted shares of common stock to a related party as payment for interest on loans to the Company for December 2015, January 2016, and February 2016, at a cost basis of $0.05 per share. Additionally, the Company issued 100,000 restricted shares of common stock to a shareholder at a cost basis of $0.10 per share pursuant to a subscription agreement dated January 29, 2016. The Company also issued 517,500 restricted shares of common stock to a shareholder at a cost basis of $0.20 per share pursuant to a Subscription Agreement dated April 10, 2015.

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

AIRWARE LABS CORP.

Date: March 28, 2016	By:	/s/ Jeffrey Rassas
	Name:	Jeffrey Rasses
	Title:	Chief Executive Officer and Director

Date: March 28, 2016	By:	/s/ Jessica Smith
	Name:	Jessica Smith
	Title:	Chief Accounting and Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 28, 2016	By:	/s/ Jeffrey Rassas
	Name:	Jeffrey Rasses
	Title:	Chief Executive Officer and Director

Date: March 28, 2016	By:	/s/ Jessica Smith
	Name:	Jessica Smith
	Title:	Chief Accounting and Financial Officer

Date: March 28, 2016	By:	/s/ Ronald L. Miller
	Name:	Ronald L. Miller
	Title:	Director

