Form 10-Q
period 2016-03-31
AIRWARE LABS CORP.
filed 2016-05-16
CIK 1500123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

 FORM 10-Q

_______________

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 16, 2016, there were 77,734,658 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

AIRWARE LABS CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2016	2015
	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$43,677	$41,745
Accounts receivable	530	530
Inventory	45,278	45,457
Prepaid expenses and other current assets	1,532	8,476
Total current assets	91,017	96,208

Other Assets:
Property and equipment, net	9,100	14,070
Deposits	2,387	2,387
Total Assets	$102,504	$112,665

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$1,678,485	$1,640,327
Accrued interest - related parties	41,695	38,849
Accrued interest	1,844	1,644
Accrued expenses	149,750	138,057
Notes payable to former officer	23,750	47,500
Convertible note payable	5,000	5,000
Convertible notes payable to related parties - current portion	20,000	20,000
Total current liabilities	1,920,524	1,891,377

Convertible notes payable to related parties, less current portion, net of unamortized debt discount of $179,246 and $0 at March 31, 2016 and September 30, 2015, respectively	3,226,754	3,206,000
Total liabilities	5,147,278	5,097,377

Commitments and Contingencies

Stockholders' Deficit:
Common stock, par value $.0001 per share, 200,000,000 shares authorized; 76,977,541 and 72,210,283 shares issued and outstanding at March 31, 2016 and September 30, 2015, respectively	7,698	7,221
Common stock to be issued, 0 and 290,000 shares at March 31, 2016 and September 30, 2015, respectively	—	29
Additional paid-in capital	33,808,121	31,843,635
Accumulated deficit	(38,860,593)	(36,835,597)
Total stockholders' deficit	(5,044,774)	(4,984,712)

Total Liabilities and Stockholders' Deficit	$102,504	$112,665

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIRWARE LABS CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2016	2015	2016	2015

Revenues, net	$12,957	$10,487	$117,831	$103,771
Cost of products sold	9,202	8,043	65,387	64,800
Gross profit	3,755	2,444	52,444	38,971

Operating expenses
General and administrative	198,316	261,159	387,302	472,592
Sales and marketing	18,871	94,755	30,132	155,739
Total expenses	217,187	355,914	417,434	628,331

Loss from operations	(213,432)	(353,470)	(364,990)	(589,360)

Other expense
Interest expense	(293,553)	(645,124)	(537,905)	(1,332,368)
Loss on extinguishment of debt	(1,122,100)	—	(1,122,100)	—
Total other expense	(1,415,653)	(645,124)	(1,660,005)	(1,332,368)

Loss before income taxes	(1,629,085)	(998,594)	(2,024,995)	(1,921,728)

Income tax expense	—	—	—	—

Net loss	$(1,629,085)	$(998,594)	$(2,024,995)	$(1,921,728)

Basic and diluted net loss per common share	$(0.02)	$(0.02)	$(0.03)	$(0.03)

Basic and diluted weighted average common
shares outstanding	74,905,877	65,258,629	73,759,058	64,322,891

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIRWARE LABS CORP. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended
	March 31,	March 31,
	2016	2015

Operating Activities:
Net loss	$(2,024,995)	$(1,921,728)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,970	33,615
Common stock issued for services	12,750	74,000
Options and warrants issued for services	52,816	36,097
Interest expense from amortization of debt discount	20,754	820,190
Stock issued for payment of interest on convertible notes - related party	513,868	506,258
Loss on extinguishment of debt	1,122,100	—
Exchange of sales proceeds for mold	—	(8,290)
Changes in operating assets and liabilities:
Accounts receivable	—	2,607
Inventory	179	4,981
Prepaid expenses	6,943	18,416
Accounts payable	38,158	34,890
Accrued interest	3,046	5,443
Accrued expenses	11,693	47,465
Net Cash Used in Operating Activities	(237,718)	(346,056)

Investing Activities:
Purchases of equipment	—	(6,710)
Net Cash Used in Investing Activities	—	(6,710)

Financing Activities:
Stock and warrants issued for cash	63,400	32,000
Proceeds from convertible notes payable - related party	200,000	350,000
Repayment of notes payable to former officer	(23,750)	—
Repayment of notes payable	—	(22,678)
Net Cash Provided by Financing Activities	239,650	359,322

Net Increase in Cash	1,932	6,556

Cash - Beginning of Period	41,745	42,582

Cash - End of Period	$43,677	$49,138

Supplemental disclosure of cash flow information:
Interest paid in cash	$—	$84
Income taxes paid in cash	$—	$—

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

Unaudited Interim Financial Statements

The interim condensed consolidated financial statements of the Company as of March 31, 2016 and 2015, and for the periods then ended, are prepared in accordance with the instructions to Form 10-Q. Accordingly, the accompanying condensed consolidated financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States (U.S. “GAAP”). However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2016 and the results of its operations and its cash flows for the periods ended March 31, 2016 and 2015. These results are not necessarily indicative of the results expected for the fiscal year ended September 30, 2016.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Airware Labs Corp and its wholly owned subsidiary, Airware Holdings, Inc. Intercompany balances and transactions have been eliminated.

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

Net Loss per Share

Basic earnings per share does not include dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Dilutive securities are not included in the weighted average number of shares when inclusion would be anti-dilutive. Due to the net losses for the periods ended March 31, 2016 and 2015, basic and diluted loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

As of March 31, 2016, there were total shares of 54,139,483 issuable upon conversion of notes payable and the exercise of warrants and options that were not included in the earnings per share calculation as they were anti-dilutive.

2.	Going Concern

The Company has incurred losses since inception and requires additional funds for future operating activities. The Company’s selling activity has not yet reached a level of revenue sufficient to fund its operating activities. These factors create an uncertainty as to how the Company will fund its operations and maintain sufficient cash flow to operate as a going concern. The combination of these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to meet its cash requirements in the next year is dependent upon obtaining additional financing and achieving improved sales levels. If this is not achieved, the Company may be unable to obtain sufficient cash flow to fund its operations and obligations, and as a result there is substantial doubt the Company will be able to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, and accordingly, do not include any adjustments relating to the recoverability and classification of recorded asset amounts; nor do they include adjustments to the amounts and classification of liabilities that might be necessary should the Company be unable to continue operations or be required to sell its assets.

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

Principal balance at March 31, 2016	$23,750
Less current portion	(23,750)
$—

5.	Convertible Notes Payable to Related Parties

Convertible notes payable to related parties consist of the following:

12% note payable net of unamortized debt discount of $179,246, due September 30, 2017, convertible to common stock at $.08 per share, interest payments are due monthly. Debt is secured by substantially all of the assets of the Company.	$3,226,754
The Company has a note payable due to a former advisory board member, which bears interest at 8%, was due August 26, 2012 and is convertible to common stock at $.50 per share. Interest payments were due at maturity and the note is unsecured.	20,000
Less current portion	(20,000)
$3,226,754

On January 22, 2016, the Company entered into an Allonge to the convertible note held by our primary debt holder by which our line of credit was increased by $200,000 and the conversion price of the outstanding principal balance was adjusted to $.08 from $.10. In accordance with ASC 470-50, the Company evaluated the modification of the debt under the terms of the newest allonge and determined the revised terms resulted in an extinguishment of debt.  Accordingly, the difference between the reacquisition price of the debt and the net carrying amount of the extinguished debt was recognized in current income.  A loss in the amount of $1,122,100 was recorded on the debt extinguishment.

6.	Related Party Transactions

As detailed in Notes 4 and 5, the Company has a note payable to its former President, a convertible note payable to a former advisory board member and another convertible note with an entity that owns a majority of our outstanding shares. The Company repaid $23,750 of the note payable during the six months ended March 31, 2016.

The Company paid $37,180 during the six months ended March 31, 2016 to a company owned by its CFO for her services as CFO.

The Company paid $62,496 during the six months ended March 31, 2016 to a company owned by its President for his services as President.

During the six months ended March 31, 2016, the Company paid zero cash for interest on the related party debt.

7.	Commitments and Contingencies

On December 22, 2011, the Company entered into a distribution agreement that provides for the issuance of common stock warrants, with an expiration date of 3 years, for the purchase of the Company’s common stock in an amount equal to 15% of the total products purchased by the distributor from the Company at the invoice price against the previous year’s purchases of paid invoices. The warrant price will be equal to the closing price of Airware Labs Corp.’s stock price at the anniversary date of the agreement. During the six months ended March 31, 2016, the Company issued a warrant to purchase 252,124 shares of common stock at $.08 per share to this distributor.

On January 6, 2014, the Company entered into a license agreement with Eastar Industries, Co. (“Eastar”), pursuant to which the Company granted Eastar an exclusive license to sell its products in China for a term of five years in exchange for a royalty equal to 18% of gross profits generated by the sales of products in China. Additionally, the Company and Eastar agreed to establish a joint venture company in Hong Kong or Shanghai which will be assigned Eastar’s rights under the agreement and of which 18% of the joint venture will be owned by the Company. As of March 31, 2016, the joint venture has yet to be established.

The Company entered into an office lease agreement commencing June 1, 2014 and expiring August 31, 2017. As part of the lease agreement, a concession of the first three months’ rent was provided. Total rent to be paid over the course of the lease is being expensed ratably over the period of the entire lease, creating a deferred rent liability of $3,593 as of March 31, 2016.

On August 17, 2015, the Company entered into an agreement with a company owned by its President for his services as President on a contract basis in exchange for a fixed monthly fee. $62,496 was paid during the six months ended March 31, 2016 per this agreement.

The Company sells the majority of its products through major distributors. The Company warrants to the distributors that the product will be free from defects in material and workmanship. The Company has determined its product warranty to be immaterial at March 31, 2016. The likelihood that the Company’s estimate of the accrued product warranty claims will materially change in the near term is considered remote.

8.	Stockholders’ Deficit

Common Stock

During the six months ended March 31, 2016, the Company issued 3,853,687 shares of common stock in payment of September 2015 through February 2016 interest totaling $192,684 on the primary debt holders convertible note.

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

During the quarter ended December 31, 2015, the company received $45,500 towards the purchase of 227,500 shares of common stock. Net proceeds amounted to $36,400 after the issuance costs of $9,100 paid as a capital marketing fee. This was part of a subscription agreement totaling $375,000. These shares, as well as others paid for per the same subscription agreement totaling 517,500, were issued on March 15, 2016.

On March 15, 2016, the Company issued 100,000 shares of common stock per a subscription agreement for $10,000. The Company received net proceeds of $9,000, net of issuance costs of $1,000 paid as a capital marketing fee. As part of this stock subscription, 50,000 warrants to purchase common stock at $.25 were also issued.

Warrants

The balance of warrants outstanding for purchase of the Company’s common stock as of March 31, 2016 is as follows:

	Common Shares Issuable Upon Exercise of Warrants	Exercise Price of Warrants	Date Issued	Expiration Date
Balance of Warrants at September 30, 2015	4,988,002
Issued under a private placement memorandum (1)	50,000	$0.25	12/3/2015	12/3/2017
Issued under a private placement memorandum (1)	50,000	$0.25	12/14/2015	12/14/2017
Issued per distribution agreement (2)	252,124	$0.08	12/22/2015	12/22/2018
Issued under a private placement memorandum (1)	50,000	$0.25	1/28/2016	1/28/2018
Expired warrants	(125,464)
Balance of Warrants at March 31, 2016	5,264,662

(1) During the six months ended March 31, 2016, the company issued stock purchase warrants as part of stock subscription agreements.

(2) On December 22, 2015, the Company issued a three-year warrant at $.08 to purchase 252,124 shares of common stock per a distribution agreement.

Stock Options

The Company had the following options outstanding at March 31, 2016:

	Common Shares Issuable Upon Exercise of Warrants	Exercise Price of Warrants	Date Issued	Expiration Date
Balance of options at September 30, 2015	5,394,510
Options granted to consultant (1)	26,786	$0.25	11/1/2015	11/1/2025
Options granted to consultant (1)	75,000	$0.25	12/1/2015	12/1/2025
Options granted to consultant (1)	57,692	$0.25	1/1/2016	1/1/2026
Options granted to consultant (1)	50,000	$0.25	2/1/2016	2/1/2026
Options granted to consultant (1)	62,500	$0.25	3/1/2016	3/1/2026
Options granted to officers and board member (2)	583,333	$0.15	3/8/2016	3/8/2026
Balance of Options at March 31, 2016	6,249,821

(1) On October 15, 2015, the Company entered into an agreement with a patent attorney to provide intellectual property services as in-house patent counsel. Per the agreement, he receives monthly stock option grants. He is to receive $7,500 per month in stock option grants, and the quantity of stock options issued monthly is determined by the closing price on the last day of the month.

(2) On March 8, 2016, the Company granted a total of 583,333 stock options for the purchase of the Company’s common stock. Included in this amount, 433,333 stock options were granted to corporate officers and 150,000 stock options to a Board member. The options are exercisable at $.15 per share of common stock over a ten year term. The options for the Board member vested immediately, all others vest equally over the next three years.

During the three and six month periods ended March 31, 2016, $24,867 and $45,958, respectively, was expensed for the pro-rata vesting of stock-based compensation. As of March 31, 2016, the balance of unrecognized compensation cost related to non-vested stock-based compensation to be expensed in future periods was $73,985.

The Company determines the fair value of stock options issued on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for determining the fair value of the options granted during the six months ended March 31, 2016:

Expected stock price volatility	32.96-33.53%
Expected dividend yield	0.00%
Risk-free interest rate	1.83-2.27%
Option life	10.00 years

9. Significant Customer

The Company generally sells through a limited number of large distributors. The Company invoices the distributors directly as opposed to the ultimate retail store. Consequently, the Company’s sales are to a small number of customers. For the three and six months ended March 31, 2016, sales to two distributors was approximately 61% and 92%, respectfully, of our total sales.

10. Subsequent Events

On April 7, 2016, the Company issued 681,200 shares of common stock to a related party as payment for interest on loans to the Company totaling $34,060. Additionally, the Company issued 75,917 shares of common stock to a vendor in satisfaction of accounts payable amounts totaling $11,387.

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

Results of Operations

Total revenue for the three months ended March 31, 2016 was $12,957, as compared to $10,487 for the three months ended March 31, 2015. Operating expenses in the quarter ended March 31, 2016 amounted to $217,187 as compared to $355,914 for the quarter ended March 31, 2015. The decrease in expenses is primarily due to a reduction in marketing expenses. The net loss for the three months ended March 31, 2016 was $1,629,085 as compared to $998,594 for the quarter ended March 31, 2015. This is due to loss on extinguishment of debt which was partially offset by a significant decrease in interest expense from debt discount.

Total revenue for the six months ended March 31, 2016 was $117,831, as compared to $103,771 for the six months ended March 31, 2015. Operating expenses in the six months ended March 31, 2016 amounted to $417,434 as compared to $628,331 for the six months ended March 31, 2015. The decrease in expenses is primarily due to reductions in marketing expenses and professional fees. The net loss for the six months ended March 31, 2016 was $2,024,995 as compared to $1,921,728 for the six months ended March 31, 2015. This is due to loss on extinguishment of debt which was partially offset by a significant decrease in interest expense from debt discount.

Liquidity and Capital Resources

Our balance sheet as at March 31, 2016 reflects $43,677 in cash and cash equivalents as compared to $41,745 as at September 30, 2015. To date, the Company has incurred operating losses, has incurred negative cash flows from operations and has a working capital deficit of $1,829,507. Management is continuing to pursue financing from various sources, including private placements from investors and institutions. Management believes these efforts will contribute toward funding the Company’s activities until sufficient revenue can be earned from future operations. In addition, the Company is seeking additional distribution partners in both domestic and foreign markets. Management believes these combined efforts, if successful, will be sufficient to meet its working capital needs and its currently anticipated expenditure levels for the next year. At this time, our Company does not have a commitment from any broker/dealer to provide additional financing, and does not have sufficient working capital to support operations for the next twelve months. There is no assurance that any additional financing will be available or if available, on terms that will be acceptable.

Cash Flow from Operating Activities

During the six months ended March 31, 2016, the Company’s operating activities used $237,718 in cash as compared to $346,056 used by operating activities for the six months ended March 31, 2015. The decrease in cash used for operating activities is primarily due to accruing for officer salaries and reductions in cash payments for marketing activities.

Cash Flow from Investing Activities

During the six month periods ended March 31, 2016 and 2015, the Company used $0 and $6,710 respectively, in cash for investing activities. The decrease in cash used for investing activities is due to there not having been any purchases of fixed assets during the six months ended March 31, 2016.

Cash Flow from Financing Activities

During the six months ended March 31, 2016, the Company received $239,650 in cash from financing activities, which consisted of $63,400 in stock and warrants issued for cash and $200,000 in proceeds from convertible notes payable to a related party, which was offset by $23,750 in repayment of notes payable. This compares with $359,322 in cash from financing activities during the six months ended March 31, 2015, which consisted of $32,000 in stock and warrants issued for cash, $350,000 in financing from notes payable, offset by $22,678 in repayment of notes payable.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2016.

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

On March 15, 2016, the Company issued 1,930,087 restricted shares of common stock to a related party as payment for interest on loans to the Company for December 2015 through February 2016, at a cost basis of $0.05 per share. Additionally, the Company issued 100,000 restricted shares of common stock to a shareholder at a cost basis of $0.10 per share pursuant to a subscription agreement dated January 29, 2016. The Company also issued 517,500 restricted shares of common stock to a shareholder at a cost basis of $0.20 per share pursuant to a Subscription Agreement dated April 10, 2015.

2.	Subsequent Issuances:

On April 7, 2016, the Company issued 681,200 restricted shares of common stock to a related party as payment for interest on loans to the Company for March 2016, at a cost basis of $0.05 per share. Additionally, the Company issued 75,917 restricted shares of common stock to two individuals as consideration for an invoice owed to their design company for services rendered to the Company at a cost basis of $0.15 per share.

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

AIRWARE LABS CORP.

Date: May 16, 2016	By:	/s/ Jeffrey Rassas
	Name:	Jeffrey Rasses
	Title:	Chief Executive Officer and Director

Date: May 16, 2016	By:	/s/ Jessica Smith
	Name:	Jessica Smith
	Title:	Chief Accounting and Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 16, 2016	By:	/s/ Jeffrey Rassas
	Name:	Jeffrey Rasses
	Title:	Chief Executive Officer and Director

Date: May 16, 2016	By:	/s/ Jessica Smith
	Name:	Jessica Smith
	Title:	Chief Accounting and Financial Officer

Date: May 16, 2016	By:	/s/ Ronald L. Miller
	Name:	Ronald L. Miller, Jr.
	Title:	Director

