Form 10-Q
period 2016-06-30
AIRWARE LABS CORP.
filed 2016-08-19
CIK 1500123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

 FORM 10-Q

_______________

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

☐ Yes     ☑ No

As of August 16, 2016, there were 80,579,410 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

AIRWARE LABS CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2016	2015
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$9,049	$41,745
Accounts receivable	—	530
Inventory, net	25,540	45,457
Prepaid expenses	3,698	8,476
Total current assets	38,287	96,208

Other Assets:
Property and equipment, net	6,621	14,070
Deposits	2,387	2,387
Total Assets	$47,295	$112,665

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$1,729,318	$1,640,327
Accrued interest - related parties	110,226	38,849
Accrued interest	1,944	1,644
Accrued expenses	177,785	138,057
Notes payable to former officer	11,875	47,500
Convertible note payable	5,000	5,000
Convertible notes payable to related parties - current portion	20,000	20,000
Total current liabilities	2,056,148	1,891,377

Convertible notes payable to related parties, less current portion, net of unamortized debt discount of $149,481 and $0 at June 30, 2016 and September 30, 2015, respectively	3,256,519	3,206,000
Total liabilities	5,312,667	5,097,377

Commitments and Contingencies

Stockholders' Deficit:
Common stock, par value $.0001 per share, 200,000,000 shares authorized; 77,734,658 and 72,210,283 shares issued and outstanding at June 30, 2016 and September 30, 2015, respectively	7,773	7,221
Common stock to be issued, 133,916 and 290,000 shares at June 30, 2016 and September 30, 2015, respectively	14	29
Additional paid-in capital	33,993,372	31,843,635
Accumulated deficit	(39,266,531)	(36,835,597)
Total stockholders' deficit	(5,265,372)	(4,984,712)

Total Liabilities and Stockholders' Deficit	$47,295	$112,665

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIRWARE LABS CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015

Revenues, net	$64,466	$14,106	$182,297	$117,877
Cost of products sold	51,833	15,635	117,220	80,435
Gross profit	12,633	(1,529)	65,077	37,442

Operating expenses
General and administrative	159,428	188,061	546,730	660,652
Sales and marketing	10,179	49,689	40,311	205,428
Total expenses	169,607	237,750	587,041	866,080

Loss from operations	(156,974)	(239,279)	(521,964)	(828,638)

Other expense
Interest expense	(248,434)	(603,451)	(786,340)	(1,935,819)
Bad debt expense	(530)	—	(530)	—
Loss on extinguishment of debt	—	—	(1,122,100)	—
Total other expense	(248,964)	(603,451)	(1,908,970)	(1,935,819)

Loss before income taxes	(405,938)	(842,730)	(2,430,934)	(2,764,457)

Income tax expense	—	—	—	—

Net loss	$(405,938)	$(842,730)	$(2,430,934)	$(2,764,457)

Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.03)	$(0.04)

Basic and diluted weighted average common shares outstanding	77,684,738	66,818,701	75,062,843	65,154,828

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIRWARE LABS CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended
	June 30,	June 30,
	2016	2015

Operating Activities:
Net loss	$(2,430,934)	$(2,764,457)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,449	51,047
Common stock issued for services	39,702	86,000
Options and warrants issued for services	61,340	55,406
Interest expense from amortization of debt discount	50,519	1,322,089
Stock issued for payment of interest on convertible notes - related party	663,732	544,057
Loss on extinguishment of debt	1,122,100	—
Exchange of sales proceeds for mold	—	(8,290)
Changes in operating assets and liabilities:
Accounts receivable	530	2,607
Inventory	19,917	5,862
Prepaid expenses	4,778	36,165
Accounts payable	88,991	28,960
Accrued interest	71,677	69,081
Accrued expenses	39,728	26,927
Net Cash Used in Operating Activities	(260,471)	(544,546)

Investing Activities:
Purchases of equipment	—	(6,710)
Net Cash Used in Investing Activities	—	(6,710)

Financing Activities:
Stock and warrants issued for cash	63,400	68,800
Proceeds from convertible notes payable - related party	200,000	498,000
Repayment of notes payable to former officer	(35,625)	—
Repayment of notes payable	—	(22,678)
Net Cash Provided by Financing Activities	227,775	544,122

Net Decrease in Cash	(32,696)	(7,134)

Cash - Beginning of Period	41,745	42,582

Cash - End of Period	$9,049	$35,448

Supplemental disclosure of cash flow information:
Interest paid in cash	$—	$292
Income taxes paid in cash	$—	$—

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

Unaudited Interim Financial Statements

The interim condensed consolidated financial statements of the Company as of June 30, 2016 and 2015, and for the periods then ended, are prepared in accordance with the instructions to Form 10-Q. Accordingly, the accompanying condensed consolidated financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States (U.S. “GAAP”). However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2016 and the results of its operations and its cash flows for the periods ended June 30, 2016 and 2015. These results are not necessarily indicative of the results expected for the fiscal year ended September 30, 2016.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Airware Labs Corp and its wholly owned subsidiary, Airware Holdings, Inc. Intercompany balances and transactions have been eliminated.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. Significant estimates of the Company include accounting for depreciation and amortization, deferred income taxes, accruals and contingencies, inventory reserves, estimates for customer returns, the fair value of common stock and the estimated fair value of stock options and warrants.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a remaining maturity of three months or less to be cash equivalents.

Inventory

Inventory is mostly held by a third party, consists of finished goods and is stated at the lower of cost, determined by the first-in, first-out method, or market. During the three months ended June 30, 2016, the Company established a reserve of $20,000 for inventory which will likely expire before we are able to sell it.

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

Net Loss per Share

Basic earnings per share does not include dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Dilutive securities are not included in the weighted average number of shares when inclusion would be anti-dilutive. Due to the net losses for the periods ended June 30, 2016 and 2015, basic and diluted loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

As of June 30, 2016, there were total shares of 54,139,483 issuable upon conversion of notes payable and the exercise of warrants and options that were not included in the earnings per share calculation as they were anti-dilutive.

2. Going Concern

The Company has incurred losses since inception and requires additional funds for future operating activities. The Company’s selling activity has not reached a level of revenue sufficient to fund its operating activities. These factors create an uncertainty as to how the Company will fund its operations and maintain sufficient cash flow to operate as a going concern. The combination of these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

4. Note Payable to Former Officer

The Company has a note payable with an original principal balance of $47,500 due to a former officer, which was due on August 1, 2016, is unsecured and carries an interest rate of 0.27%. On December 5, 2013 the Company revised the terms of the Note calling for four equal payments to begin on November 1, 2015 and ending August 1, 2016. As part of this revision, the interest rate was reduced from 2% to 0.27%. The Company defaulted on the final payment due, see note 10. The following represents future minimum payments due on the outstanding balance:

Principal balance at June 30, 2016	$11,875
Less current portion	(11,875)
$—

5. Convertible Notes Payable to Related Parties

Convertible notes payable to related parties consist of the following:

12% note payable net of unamortized debt discount of $149,481, due September 30, 2017, convertible to common stock at $.08 per share, interest payments are due monthly and may be made in common stock with a conversion price of $.05 per share. Debt is secured by substantially all of the assets of the Company.	$3,256,519
The Company has a note payable due to a former advisory board member, which bears interest at 8%, was due August 26, 2012 and is convertible to common stock at $.50 per share. Interest payments were due at maturity and the note is unsecured.	20,000
Less current portion	(20,000)
$3,256,519

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

6. Related Party Transactions

As detailed in Notes 4 and 5, the Company has a note payable to its former President, a convertible note payable to a former advisory board member and another convertible note with an entity that owns a majority of our outstanding shares. The Company repaid $35,625 of the note payable to former officer during the nine months ended June 30, 2016.

During the nine months ended June 30, 2016, the Company recorded $59,055 in expense for fees due to a company owned by its CFO for her services as CFO. Of this amount¸ $44,472 has been paid.

During the nine months ended June 30, 2016, the Company recorded $93,744 in expense for fees due to a company owned by its President for his services as President. Of this amount, $52,080 has been paid.

During the nine months ended June 30, 2016, the Company paid zero cash for interest on the related party debt.

7. Commitments and Contingencies

On December 22, 2011, the Company entered into a distribution agreement that provides for the issuance of common stock warrants, with an expiration date of 3 years, for the purchase of the Company’s common stock in an amount equal to 15% of the total products purchased by the distributor from the Company at the invoice price against the previous year’s purchases of paid invoices. The warrant price will be equal to the closing price of Airware Labs Corp.’s stock price at the anniversary date of the agreement. During the nine months ended June 30, 2016, the Company issued a warrant to purchase 252,124 shares of common stock at $.08 per share to this distributor.

On January 6, 2014, the Company entered into a license agreement with Eastar Industries, Co. (“Eastar”), pursuant to which the Company granted Eastar an exclusive license to sell its products in China for a term of five years in exchange for a royalty equal to 18% of gross profits generated by the sales of products in China. Additionally, the Company and Eastar agreed to establish a joint venture company in Hong Kong or Shanghai which will be assigned Eastar’s rights under the agreement and of which 18% of the joint venture will be owned by the Company. As of June 30, 2016, the joint venture has yet to be established.

The Company entered into an office lease agreement commencing June 1, 2014 and expiring August 31, 2017. As part of the lease agreement, a concession of the first three months’ rent was provided. Total rent to be paid over the course of the lease is being expensed ratably over the period of the entire lease, creating a deferred rent liability of $3,065 as of June 30, 2016.

On August 17, 2015, the Company entered into an agreement with a company owned by its President for his services as President on a contract basis in exchange for a fixed monthly fee. A total of $93,744 was recorded as expense during the nine months ended June 30, 2016 per this agreement, of which $52,080 has been paid.

The Company sells the majority of its products through major distributors. The Company warrants to the distributors that the product will be free from defects in material and workmanship. The Company has determined its product warranty to be immaterial at June 30, 2016. The likelihood that the Company’s estimate of the accrued product warranty claims will materially change in the near term is considered remote.

8. Stockholders’ Deficit

Common Stock

During the nine months ended June 30, 2016, the Company issued 4,534,887 shares of common stock in payment of September 2015 through March 2016 interest totaling $226,724 on the primary debt holders convertible note.

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

On April 7, 2016, the Company issued 75,917 shares of common stock for the payment of services rendered to the Company between October 1, 2015 and February 29, 2016. The shares were valued at the closing price on the various vendor invoice dates, in the amount of $18,485.

Warrants

The balance of warrants outstanding for purchase of the Company’s common stock as of June 30, 2016 is as follows:

	Common Shares Issuable Upon Exercise of Warrants	Exercise Price of Warrants	Date Issued	Expiration Date
Balance of Warrants at September 30, 2015	4,988,002

Issued under a private placement memorandum (1)	50,000	$0.25	12/3/2015	12/3/2017

Issued under a private placement memorandum (1)	50,000	$0.25	12/14/2015	12/14/2017

Issued per distribution agreement (2)	252,124	$0.08	12/22/2015	12/22/2018

Issued under a private placement memorandum (1)	50,000	$0.25	1/28/2016	1/28/2018

Expired warrants	(125,464)

Balance of Warrants at June 30, 2016	5,264,662

(1) During the nine months ended June 30, 2016, the company issued stock purchase warrants as part of stock subscription agreements.

(2) On December 22, 2015, the Company issued a three-year warrant at $.08 to purchase 252,124 shares of common stock per a distribution agreement.

Stock Options

The Company had the following options outstanding at June 30, 2016:

	Common Shares Issuable Upon Exercise of Options	Exercise Price of Options	Date Issued	Expiration Date
Balance of options at September 30, 2015	5,394,510

Options granted to consultant (1)	26,786	$0.25	11/1/2015	11/1/2025

Options granted to consultant (1)	75,000	$0.25	12/1/2015	12/1/2025

Options granted to consultant (1)	57,692	$0.25	1/1/2016	1/1/2026

Options granted to consultant (1)	50,000	$0.25	2/1/2016	2/1/2026

Options granted to consultant (1)	62,500	$0.25	3/1/2016	3/1/2026

Options granted to officers and board member (2)	583,333	$0.15	3/8/2016	3/8/2026

Balance of Options at June 30, 2016	6,249,821

(1) On October 15, 2015, the Company entered into an agreement with a patent attorney to provide intellectual property services as in-house patent counsel. Per the agreement, he received monthly stock option grants. He was to receive $7,500 per month in stock option grants, and the quantity of stock options issued monthly was determined by the closing price on the last day of the month. These services were suspended as of February 29, 2016.

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

During the three and nine month periods ended June 30, 2016, $8,524 and $54,481, respectively, was expensed for the pro-rata vesting of stock-based compensation. As of June 30, 2016, the balance of unrecognized compensation cost related to non-vested stock-based compensation to be expensed in future periods was $65,461.

The Company determines the fair value of stock options issued on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for determining the fair value of the options granted during the nine months ended June 30, 2016:

Expected stock price volatility	32.96-33.53%

Expected dividend yield	0.00%

Risk-free interest rate	1.83-2.27%

Option life	10.00 years

9. Significant Customer

The Company generally sells through a limited number of large distributors. The Company invoices the distributors directly as opposed to the ultimate retail store. Consequently, the Company’s sales are to a small number of customers. For both the three and nine months ended June 30, 2016, sales to two distributors was approximately 92% of our total sales.

10. Subsequent Events

On July 28, 2016, the Company entered into an Allonge to the convertible note held by our primary debt holder by which our line of credit was increased by $100,000. The Company issued a warrant to purchase 2,000,000 shares of common stock at $.05 according to the terms of this Allonge.

As of August 1, 2016, the Company defaulted on the final $11,875 payment payable on the loan to a former officer.

On August 16, 2016, the Company issued 2,740,494 shares of common stock to our primary debt holder as payment for interest on loans to the Company for April through July 2016. The Company also issued 104,258 shares of common stock for the payment of consulting services rendered to the Company between October 1, 2015 and June 30, 2016. The shares were valued at the average trading price over the period of service, which approximated fair value, in the amount of $13,500.

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

Results of Operations

Total revenue for the three months ended June 30, 2016 was $64,466, as compared to $14,106 for the three months ended June 30, 2015. The increase in revenue is due to fulfilling a sizable order totaling $63,360 to one of our major distributors during the quarter ended June 30, 2016. Operating expenses in the quarter ended June 30, 2016 amounted to $169,607 as compared to $237,750 for the quarter ended June 30, 2015. The decrease in expenses is primarily due to a reduction in marketing expenditures. The net loss for the three months ended June 30, 2016 was $405,938 as compared to $842,730 for the quarter ended June 30, 2015. This is due to a significant decrease in interest expense from debt discount.

Total revenue for the nine months ended June 30, 2016 was $182,297, as compared to $117,877 for the nine months ended June 30, 2015. Operating expenses in the nine months ended June 30, 2016 amounted to $587,041 as compared to $866,080 for the nine months ended June 30, 2015. The decrease in expenses is primarily due to reductions in marketing expenditures and professional fees. The net loss for the nine months ended June 30, 2016 was $2,430,934 as compared to $2,764,457 for the nine months ended June 30, 2015. This is due to increased sales resulting from greater demand from one of our distributors, as well as decreased expenditures for marketing and professional fees.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2016 reflects $9,049 in cash and cash equivalents as compared to $41,745 as of September 30, 2015. To date, the Company has incurred operating losses, has incurred negative cash flows from operations and has a working capital deficit of $2,017,861. Management is continuing to pursue financing from various sources, including private placements from investors and institutions. Management believes these efforts will contribute toward funding the Company’s activities until sufficient revenue can be earned from future operations. In addition, the Company is seeking additional distribution partners in both domestic and foreign markets. Management believes these combined efforts, if successful, will be sufficient to meet its working capital needs and its currently anticipated expenditure levels for the next year. At this time, our Company does not have a commitment from any broker/dealer to provide additional financing, and does not have sufficient working capital to support operations for the next twelve months. There is no assurance that any additional financing will be available or if available, on terms that will be acceptable.

Cash Flow from Operating Activities

During the nine months ended June 30, 2016, the Company’s operating activities used $260,471 in cash as compared to $544,546 used by operating activities for the nine months ended June 30, 2015. The decrease in cash used for operating activities is primarily due to accruing, rather than paying cash for, officer salaries during the nine months ended June 30, 2016, and reductions in cash payments for marketing activities.

Cash Flow from Investing Activities

During the nine month periods ended June 30, 2016 and 2015, the Company used $0 and $6,710 respectively, in cash for investing activities. The decrease in cash used for investing activities is due to there not having been any purchases of fixed assets during the nine months ended June 30, 2016.

Cash Flow from Financing Activities

During the nine months ended June 30, 2016, the Company received $227,775 in cash from financing activities, which consisted of $63,400 in stock and warrants issued for cash and $200,000 in proceeds from convertible notes payable to a related party, which was offset by $35,625 in repayment of notes payable to a former officer. This compares with $544,122 in cash from financing activities during the nine months ended June 30, 2015, which consisted of $68,800 in stock and warrants issued for cash, $498,000 in financing from notes payable, offset by $22,678 in repayment of notes payable.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, there is substantial doubt that we will be able to continue as a going concern.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2016.

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

2.	Subsequent Issuances:

On August 16, 2016, the Company issued 2,740,494 shares of common stock to our primary debt holder as payment for interest on loans to the Company for April through July 2016. The Company also issued 104,258 shares of common stock for the payment of consulting services rendered to the Company between October 1, 2015 and June 30, 2016.

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

AIRWARE LABS CORP.

Date: August 19, 2016	By:	/s/ Jeffrey Rassas
	Name:	Jeffrey Rasses
	Title:	Chief Executive Officer and Director

Date: August 19, 2016	By:	/s/ Jessica Smith
	Name:	Jessica Smith
	Title:	Chief Accounting and Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 19, 2016	By:	/s/ Jeffrey Rassas
	Name:	Jeffrey Rasses
	Title:	Chief Executive Officer and Director

Date: August 19, 2016	By:	/s/ Jessica Smith
	Name:	Jessica Smith
	Title:	Chief Accounting and Financial Officer

Date: August 19, 2016	By:	/s/ Ronald L. Miller
	Name:	Ronald L. Miller
	Title:	Director