Form 10-Q
period 2019-06-30
Item 9 Labs Corp.
filed 2019-08-16
CIK 1500123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 000-54730

ITEM 9 LABS CORP.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	96-0665018 (I.R.S. Employer Identification No.)

1709 East Bethany Home Road, Phoenix, AZ 85016

(Address of principal executive offices and zip code)

1-833-867-6337

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of August 14, 2019, there were 63,514,979 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this Quarterly Report on Form 10-Q and other filings of the Registrant under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as information communicated orally or in writing between the dates of such filings, contains or may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements in this Quarterly Report on Form 10-Q, including without limitation, statements related to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends and uncertainties are the availability of working capital to fund our operations, the competitive market in which we operate, the efficient and uninterrupted operation of our computer and communications systems, our ability to generate a profit and execute our business plan, the retention of key personnel, our ability to protect and defend our intellectual property, the effects of governmental regulation, and other risks identified in the Registrant’s filings with the Securities and Exchange Commission from time to time.

In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. Although the Registrant believes that the expectations reflected in the forward-looking statements contained herein are reasonable, the Registrant cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither the Registrant, nor any other person, assumes responsibility for the accuracy and completeness of such statements. The Registrant is under no duty to update any of the forward-looking statements contained herein after the date of this Quarterly Report on Form 10-Q.

ITEM 9 LABS CORP.

FORM 10-Q

JUNE 30, 2019

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEX	F-1
Unaudited Condensed Interim Consolidated Balance Sheets as of June 30, 2019 and September 30, 2018	F-2
Unaudited Condensed Interim Consolidated Statements of Operations for the Three and Nine Months Ended June 30, 2019 and 2018	F-3
Unaudited Condensed Interim Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended June 30, 2019 and 2018	F-4
Unaudited Condensed Interim Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2019 and 2018	F-5
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)	F-6

ITEM 9 LABS CORP. AND SUBSIDIARY
(FORMERLY AIRWARE LABS CORP.)
UNAUDITED CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2019	2018
ASSETS
Current Assets:
Cash	$786,813	$1,674,266
Accounts receivable	395,941	97,382
Deferred costs	1,607,632	618,718
Notes and interest receivable	258,712	225,074
Receivable for sale of Airware assets	524,000	639,000
Prepaid expenses and other current assets	67,415	6,107
Total current assets	3,640,513	3,260,547

Property and equipment, net	5,991,816	1,234,042
Investment in Health Defense, LLC	100,000	100,000
Deposit on land purchase from related party	600,000	200,000
Receivable for sale of Airware assets, net of unamortized discount of $11,855 and $50,912, respectively	288,145	249,088
Intangible assets, net	3,113,167	—
Goodwill	5,650,000	—
Total Assets	$19,383,641	$5,043,677

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$823,754	$725,510
Accrued payroll	35,000	36,733
Accrued compensated absences	34,424	17,426
Accrued interest	32,844	11,355
Accrued expenses	1,274,329	81,363
Accrued income tax	451,572	88,826
Convertible notes payable	20,000	20,000
Total current liabilities	2,671,923	981,213

Long term debt	2,700,000	1,500,000

Total liabilities	5,371,923	2,481,213

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $.0001 per share, 2,000,000,000 shares authorized; 63,341,644 and 54,766,642 shares issued and outstanding at June 30, 2019 and September 30, 2018, respectively	6,341	5,477
Additional paid-in capital	17,006,369	3,427,230
Accumulated deficit	(2,947,606)	(870,243)
Total Item 9 Labs Corp stockholders' equity	14,065,104	2,562,464

Noncontrolling Interest	(53,386)	—

Total Liabilities and Stockholders' Equity	$19,383,641	$5,043,677

See accompanying notes to the unaudited condensed consolidated financial statements.

ITEM 9 LABS CORP. AND SUBSIDIARY
(FORMERLY AIRWARE LABS CORP.)
UNAUDITED CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Nine months ended June 30,
	2019	2018	2019	2018
Revenues, net	$1,542,067	$439,913	$3,627,951	$945,595
Cost of services	697,672	376,713	1,702,828	686,476
Gross profit	844,395	63,200	1,925,123	259,119

Operating expenses
Professional fees and outside services	366,397	186,104	920,194	199,862
Payroll and employee related expenses	590,965	—	1,631,343	—
Sales and marketing	268,940	39,671	407,288	52,149
Depreciation and amortization	193,455	12,355	275,955	36,825
Other operating expenses	238,496	209,748	616,403	298,442
Total expenses	1,658,253	447,878	3,851,183	587,278

Loss from operations	(813,858)	(384,678)	(1,926,060)	(328,159)

Other income (expense)
Interest income	26,553	5,350	74,386	5,350
Interest expense	(21,314)	(619)	(22,925)	(1,119)
Other income	107,896	—	107,896	—
Total other income (expense), net	113,135	4,731	159,357	4,231

Loss from continuing operations, before income tax expense	(700,723)	(379,947)	(1,766,703)	(323,928)

Income tax expense	156,647	—	364,046	—

Net loss from continuing operations	$(857,370)	$(379,947)	$(2,130,749)	$(323,928)

Income from discontinued operations	$—	$34,752	$—	$35,231

Net loss	$(857,370)	$(345,195)	$(2,130,749)	$(288,697)

Less: Net income (loss) attributable to noncontrolling interest	$6,806	$—	$(53,386)	$—

Net loss attributable to Item 9 Labs Corp	$(864,176)	$(345,195)	$(2,077,363)	$(288,697)

Basic net income (loss) per common share	$(0.01)	$(0.01)	$(0.03)	$(0.01)

Basic weighted average common shares outstanding	63,159,814	42,071,226	60,774,873	41,204,073

See accompanying notes to the unaudited condensed consolidated financial statements.

ITEM 9 LABS CORP. AND SUBSIDIARY
(FORMERLY AIRWARE LABS CORP.)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
NINE MONTHS ENDED JUNE 30, 2018 AND 2019

	Item 9 Labs Corp Equity
			Additional			Non
	Common Stock		Paid-in	Accumulated		Controlling
	Shares	Amount	Capital	(Deficit)	Total	Interest
Balance at September 30, 2017	7,519,182	$752	$1,149,400	$(181,522)	$968,630	$—
Net income	—	—	—	84,112	84,112	—
Balance at December 31, 2017	7,519,182	$752	$1,149,400	$(97,410)	$1,052,742	$—

Issuance of stock by predecessor	5,346,733	$535	$(535)	$—	$—	$—
Increase in additional paid-in capital from merger	—	—	618,311	—	618,311	—
Issuance of stock for cash (pre merger)	202,400	20	202,380	—	202,400	—
Merger stock issued	40,355,771	4,036	(4,036)	—	—	—
Net loss	—	—	—	(27,614)	—	—
Balance at March 31, 2018	53,424,086	$5,343	$1,965,520	$(125,024)	$1,873,453	$—
			—
Issuance of stock for cash (post merger), net of $16,050 of issuance costs	1,309,200	$131	$1,309,069	$—	$1,309,200	$—
Exchange of shares to be issued for services	—	—	99,933	—	99,933	—
Stock options to be issued issued for services	—	—	1,510	—	1,510	—
Net loss	—	—	—	(345,195)	(345,195)	—
Balance at June 30, 2018	54,733,286	$5,474	$3,376,032	$(470,219)	$2,938,901	$—

			Additional			Non
	Common Stock		Paid-in	Accumulated		Controlling
	Shares	Amount	Capital	(Deficit)	Total	Interest
Balance at September 30, 2018	54,766,642	$5,477	$3,427,230	$(870,243)	$2,562,464	$—
Stock issued for acquisition	3,000,000	300	7,499,700	—	7,500,000	—
Issuance of stock for cash	3,150,000	315	3,149,685	—	3,150,000	—
Exchange of shares for services	30,000	3	29,997	—	30,000	—
Net loss	—	—	—	(323,625)	(323,625)	(47,885)
Balance at December 31, 2018	60,946,642	$6,095	$14,106,612	$(1,193,868)	$12,918,839	$(47,885)

Issuance of stock for cash	2,116,669	$212	$2,249,791	$—	$2,250,003	$—
Exchange of shares for services	58,529	6	134,994	—	135,000	—
Stock compensation	33,144	3	124,997	—	125,000	—
Net loss	—	—	—	(889,562)	(889,562)	(12,307)
Balance at March 31, 2019	63,154,984	$6,316	$16,616,394	$(2,083,430)	$14,539,280	$(60,192)

Issuance of stock for cash	173,333	$17	$259,983	$—	$260,000	$—
Exchange of shares for services	70,000	7	104,993	—	105,000	—
Stock compensation	9,615	1	24,999	—	25,000	—
Net income (loss)	—	—	—	(864,176)	(864,176)	6,806
Balance at June 30, 2019	63,407,932	$6,341	$17,006,369	$(2,947,606)	$14,065,104	$(53,386)

See accompanying notes to the unaudited condensed consolidated financial statements.

ITEM 9 LABS CORP. AND SUBSIDIARY
(FORMERLY AIRWARE LABS CORP.)
UNAUDITED CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended June 30,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(2,130,749)	$(288,697)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	276,433	36,825
Interest accrued on notes receivable	(33,638)	—
Common stock issued for services	270,000	100,000
Stock compensation expense	150,000	1,510
Gain on sale of Airware assets	—	(29,930)
Interest accretion on receivable for sale of Airware assets	(39,057)	—
Changes in operating assets and liabilities:
Accounts receivable	(298,562)	40,827
Deferred costs	(988,914)	(213,440)
Prepaid expenses and other current assets	(61,308)	(17,226)
Accounts payable	98,247	4,490
Accrued payroll	(1,733)	—
Accrued compensated absences	16,998	—
Accrued interest	21,489	1,000
Accrued expenses	1,192,966	20,104
Accrued income tax	362,746	—
Net Cash Used in Operating Activities	(1,165,082)	(344,537)

Cash Flows From Investing Activities:
Issuance of notes receivable	—	(210,000)
Deposit on land purchase from related party	(400,000)	(200,000)
Purchases of property and equipment	(4,797,374)	(73,616)
Cash paid for purchase of AZ DP Counsulting LLC assets	(1,500,000)	—
Cash received from sale of Airware assets	—	300,000
Cash received on receivable for sale of Airware assets	115,000	—
Cash acquired in merger	—	26,363
Net Cash Used in Investing Activities	(6,582,374)	(157,253)

Financing Activities:
Proceeds from the sale of common stock, net of issuance costs	5,660,003	1,511,600
Proceeds from the issuance of long term debt	1,200,000	—
Net Cash Provided by Financing Activities	6,860,003	1,511,600

Net (Decrease)/Increase in Cash	(887,453)	1,009,810

Cash - Beginning of Period	1,674,266	13,860

Cash - End of Period	$786,813	$1,023,670

Supplemental disclosure of cash flow information:
Interest paid in cash	$—	$—
Income taxes paid in cash	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Stock issued for asset acquisition of Arizona DP Consulting, LLC	$7,500,000	$—
Member equity issued for property, plant and equipment	$—	$958,510

Net assets acquired in reverse merger:
Issuance of common stock for reverse merger	$—	$683,231
Accounts receivable	—	(44,801)
Property and equipment	—	(6,150)
Goodwill	—	(1,323,780)
Accounts payable and accrued expenses	—	697,863
Convertible notes payable	—	20,000
Cash acquired in merger	$—	$26,363

Net assets acquired in acquisition of Arizona DP Consulting, LLC
Intangible assets	$3,010,000	$—
Goodwill	5,990,000	—
Total purchase consideration	$9,000,000	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

ITEM 9 LABS CORP.

(FORMERLY AIRWARE LABS CORP)

NOTES TO CODENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Description of Business and Summary of Significant Accounting Policies

Description of Business

Item 9 Labs Corp. (“Item 9 Labs” or the “Company”), formerly Airware Labs Corp., is a Delaware corporation. The Company was incorporated under the laws of the State of Delaware on June 15, 2010 as Crown Dynamics Corp. On October 26, 2012, the Articles of Incorporation were amended to reflect a name change to Airware Labs Corp, and on April 2, 2018, they were amended again to reflect the name change to Item 9 Labs Corp.

On October 18, 2018 the Company effected a 1 for 20 reverse stock split of the Company’s common stock. The par value and number of authorized shares were not adjusted as a result of the reverse stock split. The total number of shares outstanding at the time of the split was adjusted from 1,095,332,835 to 54,766,642. All share information in these financial statements has been retroactively adjusted to reflect the effect of the reverse split.

On March 20, 2018, the Company closed on an Agreement and Plan of Exchange (the “Agreement”) to acquire all of the membership interests of BSSD Group, LLC (“BSSD”), an Arizona limited liability company formed on May 2, 2017, in exchange for newly issued restricted shares of the Company’s common stock (the “Shares”), which represent approximately 75% of the issued and outstanding shares of the Company’s common stock on a fully-diluted basis. The 40,355,771 Shares were distributed pro-rata to the BSSD members. As part of the Agreement, the Company agreed to increase its authorized shares of common stock to two billion.

For accounting purposes the transaction is being recorded as a reverse recapitalization, with BSSD as the accounting acquirer. Consequently, the historical pre-merger financial statements of BSSD are now those of the Company. In its determination that BSSD was the accounting acquirer, the Company considered pertinent facts and circumstances, including the following: (i) the BSSD owners received the largest portion of the voting rights of the combined entity; (ii) the management team of the combined entity is primarily comprised of owners or management of BSSD; (iii) the continuing business of the combined entity will be the business of BSSD. The accompanying consolidated financial statements reflect the consolidated operations of the Company from March 20, 2018.

Through a licensing agreement, the Company grows medical marijuana and produces cannabis related products at their facility in Pinal County, Arizona on behalf of licensed medical marijuana dispensaries in the state of Arizona. The major assets of the Company, consisting of five acres of land and a cultivation facility, were contributed by the members of BSSD in May 2017 and were recorded at the historical carrying value (original cost less any related accumulated depreciation) of the member as of the contribution date.

On September 12, 2018, the Company executed a $1,500,000 promissory note (see Note 7) which was used to make a capital contribution into Strive Management, LLC, a Nevada limited liability company (“Strive Management”). In exchange for the contribution, the Company received a 20% membership interest in Strive Management. The remaining interests are held by three individuals one of which is the Company’s current Chief Executive Officer. Through a management agreement with Strive Wellness of Nevada, LLC, a related party (the Company CEO is a member of this LLC), Strive Management will facilitate the cultivation, processing and distribution of marijuana in Nevada. Strive Wellness of Nevada, LLC has been allocated cultivation, processing and distribution licenses from the State of Nevada. Additionally, the Company will acquire an additional 31% ownership of Strive Management upon the approval from the State of Nevada to operate the cultivation and processing facility.

Principles of Consolidation

Item 9 Labs consolidates all variable interest entities (“VIEs”) in which the Company is deemed to be the primary beneficiary and all other entities in which it has a controlling voting interest.  An entity is generally a VIE if it meets any of the following criteria: (i) the entity has insufficient equity to finance its activities without additional subordinated financial support from other parties, (ii) the equity investors cannot make significant decisions about the entity’s operations or (iii) the voting rights of some investors are not proportional to their obligations to absorb the expected losses of the entity or receive the expected returns of the entity and substantially all of the entity’s activities involve or are conducted on behalf of the investor with disproportionately few voting rights. The Company periodically makes judgments in determining whether its investees are VIEs and, each reporting period, the Company assesses whether it is the primary beneficiary of any of its VIEs. As of June 30, 2019 and September 30, 2018, the Company is deemed the primary beneficiary of Strive Management because the entity has insufficient equity to finance its activities without additional subordinated support. The interests in Strive Management held by non-controlling members has been presented on the statement of operations and statement of stockholders’ equity as non-controlling interest.

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and variable interest entities in which the Company is the primary beneficiary. Intercompany balances and transactions have been eliminated.

The accompanying interim unaudited condensed consolidated financial statements of the Company as of June 30, 2019, do not include all the information and notes necessary for a comprehensive presentation of financial position and results of operations and should be read in conjunction with our September 30, 2018 audited financial statements filed with the Securities and Exchange Commission on our Form 10-12G filed June 27, 2019. It is management’s opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year ending September 30, 2019.

Accounting Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. Significant estimates of the Company include estimated useful lives of property and equipment, deferred income taxes, fair value of acquired intangible assets, the fair value of common stock provided as consideration and the estimated fair value of stock options and warrants.

Discontinued Operations

The Company sold the former Airware business of nasal dilator sales on May 3, 2018, see Note 4. The operating results related to this business have been classified as discontinued operations in the condensed interim consolidated financial statements in accordance with Accounting Standards Codification 205-20, Discontinued Operations for the three and nine months ended June 30, 2018. Accounts payable from these discontinued operations in the amount of $427,389 remain on the balance sheet as of June 30, 2019. The amount presented as other income during the three and nine months ended June 30, 2019 represents a gain resulting from the repayment of a liability acquired from Airwares that was negotiated and repaid in full at an amount less than the carrying amount.

Cash

Cash represents cash on hand, demand deposits placed with banks and other financial institutions and all highly liquid instruments purchased with a remaining maturity of three months or less as of the purchase date of such investments. The Company maintains cash on deposit, which, can exceed federally insured limits. The Company has not experienced any losses on such accounts nor believes it is exposed to any significant credit risk on cash.

Accounts Receivable and Notes Receivable

Accounts receivable are reported at the amount management expects to collect from outstanding balances. Differences between the amount due and the amount management expects to collect are reported in the results of operations of the year in which those differences are determined, with an offsetting entry to a valuation allowance for accounts receivable. Management believes all accounts receivable outstanding as of the balance sheet dates are fully collectible, and as such has elected to not record a valuation allowance for these periods.

Deferred Costs

Deferred costs consist of the costs directly related to the production and cultivation of marijuana crops. Deferred costs are relieved to cost of services as products are delivered to dispensaries.

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

The estimated useful lives of property and equipment are:

•	Cultivation equipment	2-5 years
•	Buildings	30 years

Intangible Assets Subject to Amortization

Intangible assets include trade name, customer relationships, website, a noncompete agreement and intellectual property obtained through a business acquisition (see Note 2). Intangible assets acquired in a business combination are recognized at fair value using generally accepted valuation methods deemed appropriate for the type of intangible asset acquired. Intangible assets with finite lives are amortized over their estimated useful life and reported net of accumulated amortization, separately from goodwill. Amortization is calculation on the straight-line basis using the following estimated useful lives:

•	Trade name	10 years
•	Customer relationships	5 years
•	Noncompete agreements	3 years
•	Website and intellectual property	10 years

Generally, the Company utilizes the relief from royalty method to value trade name, the with or without method for valuing the customer relationships, and the discounted cash flow method for valuing website and intellectual property.

Goodwill

Goodwill represents the excess of the purchase price paid for the acquisition of a business over the fair value of the net tangible and intangible assets acquired. Goodwill is not subject to amortization and is tested annually for impairment, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable.

Income Taxes

The Company accounts for income taxes under FASB ASC 740, Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The Company files income tax returns in the U.S. federal jurisdiction, and the State of Arizona. The Company is subject to U.S. federal, state, and local income tax examinations by tax authorities. All periods beginning on or after January 1, 2014 are open to examination by taxing authorities. The Company believes it has no tax positions for which the ultimate deductibility is highly uncertain.

Revenue Recognition

On October 1, 2017, the Company adopted ASC Topic 606, “Revenue from Contracts with Customers” (“ASC 606”) and all the related amendments. The Company elected to adopt this guidance using the modified retrospective method. The adoption of this guidance did not have a material effect on the Company’s financial position, results of operations or cash flows.

The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASC 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.

The majority of the Company’s revenue is associated with a customer contract that represents an obligation to perform services that are delivered at a single point in time.  Any costs incurred prior to the period in which the services are performed to completion are deferred and recognized as cost of services in the period in which the performance obligations are completed. Since the Company’s revenue is generated from one customer contract, the Company does not have material contract assets or liabilities that fall under ASC 606. As of June 30, 2019 and 2018, 90% of the Company’s revenues were generated for performance obligations completed in the State of Arizona.

The Company recognizes revenue as services are rendered. Services are considered complete upon successful delivery of the product to the dispensary as the Company has no further performance obligations at this point in time and collection is assured. Per the dispensary contract, the Company is paid 85% of the wholesale market price of the marijuana for the services rendered.

The Company’s revenues accounted for under ASC 606, do not require significant estimates or judgments based on the nature of the Company’s revenue stream. The sales price is generally fixed at the point of sale and all consideration from the contract is included in the transaction price. The Company’s contracts do not include multiple performance obligations or variable consideration.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, consisting of cash, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short term to maturity.  The Company’s long-term receivable resulting from the sale of Airware was discounted to its estimated fair value on the date (see Note 4).

Net Loss Per Share

Basic earnings per share does not include dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. Dilutive securities are not included in the weighted average number of shares when inclusion would be anti-dilutive. At June 30, 2019, there were 646,008 shares underlying convertible notes payable, warrants and options.

Stock-Based Compensation

The Company accounts for its stock-based awards in accordance with ASC Subtopic 718-10, “Compensation – Stock Compensation”, which requires fair value measurement on the grant date and recognition of compensation expense for all stock-based payment awards made to employees and directors. For stock options, the Company estimates the fair value using a closed option valuation (Black-Scholes) model. The fair value is then expensed over the requisite service periods of the award which is generally the vesting period and the related amount is recognized in the consolidated statements of operations. The Company recognizes forfeitures at the time they occur.

The Black-Scholes option-pricing model requires the input of certain assumptions that require the Company’s judgment, including the expected term and the expected stock price volatility of the underlying stock. The assumptions used in calculating the fair value of stock-based compensation represent management’s best estimates, but these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change resulting in the use of different assumptions, stock-based compensation expense could be materially different in the future.

Reclassifications

Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period financial statements.

Note 2 –Acquisition

On November 26, 2018, the company’s wholly owned subsidiary AZ DP Holdings, LLC (AZDP) performed an acquisition of the majority of the assets of Arizona DP Consulting, LLC (AZDPC), a consulting firm specializing in obtaining marijuana dispensary permits and cannabis related business plans. The purchase price was $1,500,000 in cash and 3,000,000 shares of restricted common stock having an aggregate value of $7,500,000 or $2.50 per share based on current market price of the Company shares at time asset purchase agreement was executed. Pursuant to the agreement, Sara Gullickson transitioned from President to CEO under a 3 year employment agreement and became a member of the board of directors of the company. Additionally, AZDP agreed to hire the employees of AZDPC and lease its existing office space which requires $3,200 of monthly rent through May 2019. This acquisition effectively terminates the contract dated June 26, 2018 described in Note 11. Below is a summary of AZDPC’s revenue, expense and net income for January 1, 2018 through August 31, 2018, and January 1, 2017 through December 31, 2017. Assets and liabilities of AZDPC were negligible so presentation was not deemed necessary.

	(unaudited)	(unaudited)
	January 1 through	January 1 through
	August 30, 2018	to December 31, 2017
Revenue	$744,822	$1,084,202
Expense	(356,169)	(655,911)
Net Income	$388,653	$428,291

In accordance with ASC 805, Business Combinations, the Company accounted for the acquisition of AZDP using the acquisition method of accounting. The purchase price was allocated to specific identifiable intangible assets at their respective fair values at the date of acquisition. There were no tangible assets acquired.

A summary of assets acquired in the acquisition and their fair values are presented below:

Tradename	$120,000
Customer Relationship	290,000
Templates, website, and other IP	2,470,000
Noncompete agreement	470,000
Goodwill	5,650,000
$9,000,000

Identifiable intangible assets consist of the following as of June 30, 2019:

	Balance at	Additions from		Balance at
	October 1, 2018	Acquisitions	Amortization	June 30, 2019
Tradename	$—	$120,000	$(6,000)	$114,000
Customer Relationship	—	290,000	(29,000)	261,000
Websites and intellectual property	—	2,470,000	(123,500)	2,346,500
Noncompete agreement	—	470,000	(78,333)	391,667

Total	$—	$3,350,000	$(236,833)	$3,113,167

Future amortization of the identifiable intangible assets is as follows:

	Remaining
	2019	2020	2021	2022	2023	Thereafter	Total
Tradename	$3,000	$12,000	$12,000	$12,000	$12,000	$63,000	$114,000
Customer Relationship	14,500	58,000	58,000	58,000	58,000	14,500	261,000
Websites and intellectual property	61,750	247,000	247,000	247,000	247,000	1,296,750	2,346,500
Noncompete agreement	39,167	156,668	156,668	39,164	—	—	391,667

Total	$118,417	$473,668	$473,668	$356,164	$317,000	$1,374,250	$3,113,167

Amortization expense for the three- and nine-month periods ended June 30, 2019 was $82,500 and $236,833, respectively. The Company had no amortizable intangible assets during the nine months ended June 30, 2018.

The goodwill arising from the acquisition consists largely of synergies and economies of scale expected from combining the operations and personnel of the businesses. These synergies include access into new markets.

Note 3 - Property and Equipment, Net

The following represents a summary of our property and equipment as of June 30, 2019 and September 30, 2018:

	June 30, 2019	September 30, 2018
Manufacturing Equipment	$154,059	$154,059
Construction in Progress	5,031,143	233,768
Land and Building	913,314	913,314
	6,098,516	1,301,141
Accumulated Depreciation	(106,700)	(67,099)
	$5,991,816	$1,234,042

The construction in progress relates to cultivation facilities being built in Arizona and Nevada which were not yet complete or in use as of June 30, 2019; therefore, we have not yet began to depreciate the costs of constructing these facilities.

Depreciation expense for the nine months ended June 30, 2019 and 2018 was $39,122 and $36,825, respectively, and for the three months ended June 30, 2019 and 2018 was $13,200 and $12,355, respectively.

Note 4 – Sale of Airware Assets and Investment in Health Defense LLC

On May 3, 2018, the Company entered into an intellectual property sales agreement with Health Defense LLC. Pursuant to the terms of the agreement, the Company sold all of the assets related to the former business of the Company, nasal dilator sales.

In consideration for entering into the agreement, the Company received: (i) $300,000 in cash at execution, (ii) $700,000 in cash within one year of execution and (iii) an additional $300,000 by December 31, 2019. Due to the long-term nature of the final $300,000, the Company recognized a discount of $70,070 using a discount rate of 21.50%. During the nine months ended June 30, 2019, the Company recognized $39,057 of interest income related to the accretion of this discount which is included in interest income on the accompanying consolidated statements of operations. As of June 30, 2019, the receivable was in default, though management believes it to be fully collectible within one year of these consolidated financial statements. As of June 30, 2019, unamortized discount on this long-term receivable was $11,855. As of September 30, 2018, unamortized discount on this long-term receivable was $50,912. As additional consideration, the Company was also given a 10% ownership interest in Health Defense LLC. This ownership is valued at $100,000 and is reflected on the balance sheet as an other long-term asset.

Note 5 – Notes Receivable

On May 11, 2018, the Company entered into a Promissory Note Agreement with borrower in principal amount of $150,000. This is a one year note with 20% non-compounded annual interest payable at maturity. It is convertible at the discretion of the Company into a unit offering of the borrower at a 15% discount. The note is personally guaranteed by the borrower.

On May 15, 2018, the Company entered into a Promissory Note Agreement with borrower in principal amount of $60,000. This is a one year note with 15% non-compounded annual interest payable at maturity. It is convertible at the discretion of the Company into an interest in a strategic partnership of ownership and operations of a certain dispensary license. The note is personally guaranteed by the borrower.

For the nine months ended June 30, 2019 and year ended September 30, 2018, the Company has accrued $48,712 and $15,074, respectively, of interest receivable related to these notes which is included in notes and interest receivables on the accompanying consolidated balance. As of the date of the condensed financial statements, the notes receivable are in default though management believes them to be fully collectible in the next twelve months.

Note 6 – Unsecured Convertible Note Payable

In the reverse recapitalization disclosed in Note 1, the Company assumed one unsecured convertible note payable with principal balance totaling $20,000 which was due in August 2012, carry an interest rate of 8% and is convertible to common stock at $.50 per share. As of June 30, 2019 and September 30, 2018, this unsecured convertible note payable is considered in default and has been presented as a current liability on the condensed interim consolidated balance sheets.

Note 7 – Long Term Debt

On September 13, 2018, the Company entered into a Loan and Revenue Participation Agreement with Viridis Group I9 Capital LLC (“Viridis”) in which Viridis has agreed to loan the Company up to $2.7 million for the expansion of the Company’s Arizona and Nevada properties (see Note 10). As of September 30, 2018, the Company received $1,500,000 of proceeds from Viridis in the form of a promissory note. The $1,500,000 proceeds were utilized to acquire a 20% ownership in Strive Management, LLC as described in Notes 1 and 8. In exchange for the loan, Viridis will be repaid in the form of waterfall revenue participation schedules. Viridis shall receive 5% of the Company’s gross revenues from the Nevada operations, until the loan is repaid, 2% until repaid 200% of the amount loaned, and 1% of gross revenues in perpetuity or until a change in control. Payments on the loan will commence 90 days after the Nevada operation begins earning revenue. Parties acknowledge that the Company is expected to own only 51% of the Nevada operations and therefore Viridis’ revenue participation is limited to the Company’s interest. The operations in Nevada have not yet begun as of the date of this filing.

The additional $1,200,000 proceeds were utilized to construct an additional 10,000 square foot cultivation and processing facility in Arizona that became operational in June 2019. The proceeds were received as construction draws between November 2018 and January 2019. In exchange for the loan, Viridis will be repaid in the form of waterfall revenue participation schedules. Viridis shall receive 5% of the Company’s gross revenues from the Arizona operations, until the loan is repaid, 2% until repaid 200% of the amount loaned, and 1% of gross revenues in perpetuity or until a change in control. Payments on the loan will commence 90 days after the Arizona operation begins earning revenue. Interest on the notes accrue monthly at a 2.9% annual rate. Interest of $24,097 has been accrued as of June 30, 2019.

Note 8 – Variable Interest Entity

As of June 30, 2019, the Company has determined that it holds a variable interest in Strive Management due to the Company being its sole source of capital. Further, the Company has agreed to construct an operational facility in Nevada. As such, Item 9 Labs Corp will raise funds as necessary ($4,000,000 expected) to construct the facility, which will be wholly owned by a subsidiary of Item 9 Labs Corp and leased to Strive Management, LLC, the operating company. No funds have been raised as of the date of these financial statements. If the funds are not raised, the additional 31% interest due to the Company upon operational approval from the State of Nevada as discussed in Note 1 would be subject to reclamation by the other members of Strive Management. The Company has been determined to be the primary beneficiary of Strive Management has the Company has the power to direct the activities that significantly impact Strive Management’s economic performance and the obligation to absorb losses. Strive Managements financial statements as of June 30, 2019 and September 30, 2018 have been consolidated with the Company. Upon consolidation, the asset of Strive Management was recorded at its carrying amounts. As of June 30, 2019, and September 30, 2018 the effects of consolidating Strive Management resulted in an increase in assets of $626,067 and $1,500,000, respectively, primarily from cash. For the three and nine months ended June 30, 2019, Strive Management incurred income of $8,508 and a loss of $66,732, respectively.

Note 9 - Concentrations

For the three and nine months ended June 30, 2019 and 2018, 92% and 100%, respectively, of the Company’s revenue was generated from a single customer. All trade accounts receivable at June 30, 2019 and 2018 was due from one customer.

Note 10 - Commitments and Contingencies

The production and possession of marijuana is prohibited by the United States of America, though the state of Arizona allows these activities to be performed at licensed facilities such as BSSD. The Company does not believe the federal prohibition of these activities will negatively impact the business. As such, the Company has not elected to record a related accrual contingency.

The Company is in default on convertible notes payable totaling $20,000 (see Note 6). The Company has attempted to communicate with the note holder to request extension or conversion, but has been unsuccessful in doing so. The full balance on this note is included in current liabilities.

On April 20, 2018, the Company entered into an agreement for the purchase of approximately 44 acres of land from an affiliate of a founding member of BSSD. The purchase price of the property is $3,000,000, payable as follows; (i) $200,000 deposited with escrow agent as an initial earnest money deposit in April 2018, (ii) on or before February 1, 2019, the Company will deposit an additional $800,000 into escrow as additional earnest money deposit and (iii) the balance of the purchase price shall be paid via a promissory note. The earnest money amounts are non-refundable. The Company has negotiated an amendment to this agreement that will spread the $800,000 payment over the course of 4 months through June 30, 2019. As of June 30, 2019, the Company had paid a total of $600,000 which was deposited in escrow, and classified as a long-term asset on the consolidated balance sheet as of June 30, 2019. As of the date of these financial statements, a total of $600,000 has been deposited in escrow.

On June 26, 2018, the Company entered into a contractor agreement with Chase Herschman pursuant to which he will provide services in exchange for $120,000 annually, payable each month; up to $420,000 in common stock options which shall vest upon the occurrence of certain benchmarks as described in the contractor agreement and a commission of 1% of the gross profits of the Company. The term of the agreement is a period of three years.

Under the terms of the Loan and Revenue Participation Agreement (see Note 7), upon a change in control of the Company, Viridis will be entitled to receive 200% of the principal amount of the loans to the Company computed after considering previous revenue participation payments through the date of change of control and 1% of the aggregate sales price or consideration received in the change in control transaction.

As of September 30, 2018, the Company received the $1,500,000 and invested the funds in Strive Management (see Notes 7 and 8). The remaining $1,200,000 has been provided by Viridis directly to contractors of the Arizona property from an account owned and controlled by Viridis. The Company recorded the $1,200,000 as construction in progress (see Note 3) a long-term debt (see Note 7) upon the completion and occupancy of the Arizona facility expansion, as agreed upon in the terms of the note which occurred in June 2019.

As part of the agreement to invest in Strive Management, the Company has committed to raise funding of approximately $4,000,000 to complete the construction of a cultivation and processing facility in Nevada which will be leased to Strive Management LLC.

On October 22, 2018 the Company entered into a 6 month services agreement with Axiom Group to provide marketing and data distribution services. As part of the agreement, the Company will pay a sum of $15,000 and issue 15,000 shares of common stock to Axiom Group each month the agreement is in place. This contract was terminated in December 2018.

On March 11, 2019 the Company entered into a 6 month services agreement with JLS Ventures to provide marketing and data distribution services. As part of the agreement, the Company will pay a sum of $15,000 and issue 35,000 shares of common stock to JLS Ventures each month the agreement is in place. This contract was terminated in May 2019.

The Company made a commitment to its Chief Operating Officer to issue 9,615 common stock shares quarterly, starting January 2019, as compensation through October 2019. The shares are being valued at $2.60 per share as that was the market closing price as of the date the agreement was signed. The Company recognized $25,000 of stock compensation for the shares issued in April 2019 which is included in payroll and employee related expenses on the statements of operations.

Note 11 – Related Party Transactions

As discussed in Note 1, on March 20, 2018, the Company issued 40,355,771 shares of common stock to the members of BSSD for their membership interests.

As discussed in Note 10, the Company has entered into an agreement as of April 20, 2018 for the purchase of land. The land owner is one of the original members of BSSD and a current employee of the Company.

As discussed in Notes 7 and 10, the Company has entered into a Loan and Revenue Participation Agreement and Promissory Note with Viridis. The member of Viridis was elected to the Company’s board of directors on December 21, 2018.

As discussed in the Description of the Business section of Note 1 and in Note 2 of the financial statement disclosures, the Company is involved in transactions with companies that are owned in whole, or in part by the Company’s CEO, Sara Gullickson.

Note 12 - Stockholders’ Deficit

Common Stock

As discussed in Note 1, on March 20, 2018, the Company issued 40,355,771 shares of common stock to the members of BSSD for their membership interests.

During the nine months ended June 30, 2019, the Company raised $5,660,003 via private placements. The selling price for 5,000,000 shares was $1 per share and the selling price for 440,000 was $1.50 per share for a total of 5,440,002 shares of common stock issued. Additionally, 158,529 shares with a market value of $270,000 were issued to contractors for services and 42,759 shares valued at $150,000 were issued to employees as compensation

Warrants

As of June 30, 2019 there are 298,411 warrants for purchase of the Company’s common stock outstanding. The Company issued no new warrants during the nine months ended June 30, 2019 and no warrants expired during that period. Warrants outstanding are as follows:

	Common Shares Issuable Upon Exercise of Warrants	Exercise Price of Warrants	Date Issued	Expiration Date
Warrants issued by predecessor	175,000	$2.00	3/31/2015	8/31/2020
Warrants issued by predecessor	100,000	$1.00	7/28/2016	7/28/2021
Warrants issued by predecessor	23,411	$1.30	12/22/2016	12/22/2019

Balance of Warrants at June 30, 2019	298,411

(1) As discussed in Note 2, on March 20, 2018 the Company executed an agreement to acquire all the voting interest in BSSD Group, LLC. As BSSD Group, LLC is the accounting acquirer, all previously outstanding warrants were re-issued under the new company.

Stock Options

On May 8, 2018, the Company granted 22,500 stock options to board members. The options are exercisable at $2.40 per share with a ten year term. The options will vest equally over three years unless there is a change of control of the Company at which time any unvested options vest immediately. As of June 30, 2019, there are 294,991 stock options outstanding.

As discussed in Note 2, on March 20, 2018 the Company executed an agreement to acquire all the voting interest in BSSD Group, LLC. As BSSD Group, LLC is the accounting acquirer, all previously outstanding options were re-issued and vested immediately as this was considered a change in control.

The Company determines the fair value of stock options issued on the date of grant using the Black-Scholes option-pricing model. There was no option activity in the nine months ended June 30, 2019. The following assumptions were used for determining the fair value of the options granted during the year ended September 30, 2018:

Expected stock price volatility	34.72%

Expected dividend yield	0.00%

Risk-free interest rate	2.97%

Option life	10 years

Stock-based compensation recognized	3,773

Unrecognized compensation expense	23,390
to be recognized in future periods

We do not have an extensive history as a public company and our common stock transactions are too infrequent, therefore we could not practicably estimate the expected volatility of our own stock. Accordingly, we have substituted the historical volatility of a relevant comparable company that is publicly traded and does business within the industry we operate.

The options granted during the year ended September 30, 2018 were determined to have a fair value at date of grant of $2.40. The unrecognized compensation expense of $13,856 will be recognized over a weighted average period of 1.09 years. Compensation expense in the amount of $3,178 and $9,534, respectively, was recognized in the three and nine months ended June 30, 2019.

There was no activity in stock options during the nine months ended June 30, 2019 and 2018. 294,991 and 272,491 options remain outstanding as of June 30, 2019 and 2018, respectively. 272,491 options were exercisable as of June 30, 2019 and 2018.

Note 13 - Subsequent Events

On July 1, 2019, the Company entered into a 3 year agreement with a concert venue to be the name sponsor for the venue. In exchange, the Company issued 45,457 shares of restricted common stock valued at $200,000($4.40/share) and is to pay $5,000 monthly for the first 12 months and $60,000 in July 2020 and 2021.

On July 3, 2019, the Company’s Board approved an employment agreement for a sales director. In connection therewith, the Company granted 16,667 common stock shares totaling $50,000 which will vest six months from the employment agreement.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis should be read in conjunction with Item 9 Labs Corp.’s financial statements and the related notes thereto. The Management's Discussion and Analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Report on Form 10-Q. The Company’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Report on Form 10-Q.

The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes and other financial data included elsewhere in this report. See also the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Registration Statement Form 10-12G including audit for the year ended September 30, 2018, filed with the Commission on June 27, 2019

 Overview

Item 9 Labs produces premium cannabis and cannabis related products in a rapidly growing market. We currently offer more than 300 products that we group in the following categories: flower; concentrates; distillates; and hardware. Our product offerings will continue to grow as we develop new products to meet the needs of the end-users. We make our products available to consumers through licensed dispensaries in Arizona. In just over a year from our first product delivery, Item 9 Labs’ products are now carried in more than 50 dispensaries throughout the state of Arizona.

We believe our past and future success is dependent upon our ongoing ability to understand the needs and desires of the consumers; and we develop and offer products that meet their needs.

The objective of Item 9 Labs is to leverage our assets (tangible and intangible) to fuel the growth of our share of the Arizona cannabis market, as well as expand the geographical reach of our products into markets outside of Arizona, with the ultimate goal of providing comfortable cannabis health solutions to a larger population in a manner that will create value for our shareholders.

We will expand into other markets through various methods, and will utilize strategic partnerships as necessary to provide the synergies to assist in our growth. As part of this expansion plan, we acquired land in Pahrump, Nevada to build our second production facility. Through partnerships, we obtained cultivation, production and distribution licenses in the state of Nevada. Additionally, we have plans to expand to an additional 6-8 markets by December 2019.

Results of Operations

For the Three Month Period Ended June 30, 2019, as Compared to the Comparable Prior Period Ended June 30, 2018

	June 30, 2019	June 30, 2018

Revenues, net	$1,542,067	$439,913
Cost of services	697,672	376,713
Gross profit	844,395	63,200

Operating expenses	1,658,253	447,878

Loss from operations	(813,858)	(384,678)

Other income	113,135	4,731

Less: noncontrolling interest income	(6,806)	—
Income from discontinued operations	—	34,752
Income tax expense	(156,647)	—

Net Income (Loss)	$(864,176)	$(345,195)

Revenue

Revenue for the three months ended June 30, 2019 was $1,542,067, an increase of $1,102,154 or 251% compared to revenue of $439,913 for the three months ended June 30, 2018. This increase was primarily due to an overall increase in monthly sales as production and demand for our products grew. Additionally, $189,722 of the increase in revenues was attributable to the acquisition of Arizona DP Consulting, LLC in November 2018.

Cost of Services

Costs of services for the three months ended June 30, 2019 was $697,672 and consists primarily of labor, materials, supplies and utilities. Costs of services as a percentage of revenues was 45% for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 of 86% as certain costs, predominantly labor and materials, reduced per unit of production as operating efficiencies were gained.

Gross Profit

Gross profit for the three months ended June 30, 2019 was $844,395 compared to $63,200 for the three months ended June 30, 2018. Gross margin for the three months ended June 30, 2019 was 55% compared to 14% for the three months ended June 30, 2018. The increase was due to the continued improvement in the operating capacity of the Company’s cultivation and processing facilities.

Operating Expenses

Total operating expenses for the three months ended June 30, 2019 were $1,658,253 compared to $447,878 for the three months ended June 30, 2018, an increase of $1,210,375. Operating expenses as a percentage of gross profit decreased from 709% to 196% for the periods compared. $1,160,207 of the operating expenses for the period ended June 30, 2019 were for corporate expenses, not directly related to generating revenue, but instead utilized for assembling the workforce and resources to manage the expansion plans we have in place. Management believes this ratio will decrease for current and future operations as the expectation is that revenues will grow at a much faster rate than operating expenses.

For the Nine Month Period Ended June 30, 2019, as Compared to the Comparable Prior Period Ended June 30, 2018

	June 30, 2019	June 30, 2018

Revenues, net	$3,627,951	$945,595
Cost of services	1,702,828	686,476
Gross profit	1,925,123	259,119

Operating expenses	3,851,183	587,278

Loss from operations	(1,926,060)	(328,159)

Other income	159,357	4,231

Noncontrolling interest	53,386	—
Income from discontinued operations	—	35,231
Income tax expense	(364,046)	—

Net Income (Loss)	$(2,077,363)	$(288,697)

Revenue

Revenue for the nine months ended June 30, 2019 was $3,627,951, an increase of $2,682,356 or 284% compared to revenue of $945,595 for the nine months ended June 30, 2018. This increase was primarily due to an overall increase in monthly sales as production and demand for our products grew. Additionally, $363,656 of the increase in revenues was attributable to the acquisition of Arizona DP Consulting, LLC in November 2018.

Cost of Services

Costs of services for the nine months ended June 30, 2019 was $1,702,828 and consists primarily of labor, materials, supplies and utilities. Costs of services as a percentage of revenues was 47% for the nine months ended June 30, 2019 compared to the nine months ended June 30, 2018 of 73% as certain costs, predominantly labor and materials, reduced per unit of production as operating efficiencies were gained.

Gross Profit

Gross profit for the nine months ended June 30, 2019 was $1,925,123 compared to $259,119 for the nine months ended June 30, 2018. Gross margin for the nine months ended June 30, 2019 was 53% compared to 27% for the nine months ended June 30, 2018. The increase was due to the continued improvement in the operating capacity of the Company’s cultivation and processing facilities.

Operating Expenses

Total operating expenses for the nine months ended June 30, 2019 were $3,851,183 compared to $587,278 for the nine months ended June 30, 2018, an increase of $3,263,905. Operating expenses as a percentage of gross profit decreased from 227% to 200% for the periods compared. $2,599,749 of the operating expenses for the nine months ended June 30, 2019 were for corporate expenses, not directly related to generating revenue, but instead utilized for assembling the workforce and resources to manage the expansion plans we have in place. Management believes this ratio will decrease for current and future operations as the expectation is that revenues will grow at a much faster rate than operating expenses.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

Our primary need for liquidity is to fund working capital requirements of our business, capital expenditures, acquisitions, debt service, and for general corporate purposes. Our primary source of liquidity is funds generated by financing activities and from private placements. Our ability to fund our operations, to make planned capital expenditures, to make planned acquisitions, to make scheduled debt payments, and to repay or refinance indebtedness depends on our future operating performance and cash flows, which are subject to prevailing economic conditions and financial, business and other factors, some of which are beyond our control.

As of June 30, 2019, the Company had $786,813 of cash and working capital of $968,590 (current assets minus current liabilities), compared with $1,674,266 of cash and $2,279,334 of working capital as of September 30, 2018. The decrease of $1,310,744 in our working capital and $887,453 in cash was primarily due to investing in construction projects in Arizona and Nevada totaling $4,797,374, acquisition outlays of $1,500,000 and increase in deferred costs of $988,914. This was offset by stock sales totaling $5,660,003 and the issuance of long term debt of $1,200,000. The Company is an early stage growth company. It is generating cash from sales and is investing its capital reserves in current operations and new acquisitions that will generate additional earnings in the long term. The Company expects that its cash on hand and cash flows from operations, along with private and/or public financing, will be adequate to meet its capital requirements and operational needs for the next 12 months.

Cash Flows

The following table summarizes the sources and uses of cash for each of the periods presented:

				Period from
	Nine Months Ended June 30,		Year Ended September 30,	Inception (May 2, 2017) through September 30,
	2019	2018	2018	2017
Net cash used in operating activities	$(1,165,082)	$(344,537)	$(972,263)	$(177,782)
Net cash used in investing activities	(6,582,374)	(157,253)	(362,881)	—
Net cash provided by financing activities	6,860,003	1,511,600	2,995,550	191,642

Net increase (decrease) in cash and cash equivalents	$(887,453)	$1,009,810	$1,660,406	$13,860

Operating Activities

During the nine months ended June 30, 2019, operating activities used $1,165,082 of cash, primarily resulting from a net loss of $2,130,749, and a decrease in cash due to changes in operating assets and liabilities. Cash used by changes in operating assets and liabilities was primarily due to increases of $298,562 in accounts receivable, deferred costs of $988,914 and prepaid expenses of $61,308, which was offset by the increase in accrued expenses of $1,192,966.

During the nine months ended June 30, 2018, operating activities used $344,537 of cash, primarily resulting from net loss of $288,697 and net cash used by changes in our operating assets and liabilities of $164,245. Cash used by changes in operating assets and liabilities was primarily due to an increase in deferred costs of $213,440, and an increase in accrued expenses of $20,104.

During the year ended September 30, 2018, operating activities used $972,263 of cash, primarily resulting from a net loss of $604,669 and net cash used in operating assets and liabilities of $402,870. Cash used by changes in operating assets and liabilities was primarily due to an increase in accounts payable of $57,660, accrued payroll of $36,733, and accrued income tax of $88,826, offset by an increase in deferred costs of $577,681.

During the period ended September 30, 2017, operating activities used $177,782 of cash, primarily resulting from a net loss of $181,522.

Investing Activities

During the nine months ended June 30, 2019, investing activities used $6,582,374 of cash, consisting primarily of payments totaling $4,797,374 in purchases of property and equipment, $1,500,000 used in acquiring the assets of AZ DP Consulting, LLC and $400,000 in deposits made on a land acquisition offset by $115,000 in cash received on the receivable for the sale of Airware assets. During the nine months ended June 30, 2018, investing activities used $157,253 of cash, consisting primarily of $73,616 in purchases of property and equipment, $210,000 of issuances of notes receivable and $200,000 in deposits made on a land acquisition, offset by $26,363 in cash received in the merger and $300,000 in cash received in the sale of Airware assets.

During the year ended September 30, 2018, investing activities used $362,881 of cash, consisting primarily of payments totaling $340,244 in purchases of property and equipment, $200,000 in deposits made on a land acquisition, and $210,000 in extending notes receivable offset by $300,000 in cash received on the sale of Airware assets. During the period ended September 30, 2017, there was no cash investing activity.

Financing Activities

During the nine months ended June 30, 2019, financing activities provided $6,860,003, of which $5,660,003 was proceeds from the sale of common stock and $1,200,000 was proceeds from the issuance of long term debt. During the nine months ended June 30, 2018, financing activities provided $1,511,600 of cash, all of which was proceeds from the sale of common stock.

During the year ended September 30, 2018, financing activities provided $2,995,550, which included proceeds from the sale of common stock of $1,495,550 and cash proceeds from a note payable of $1,500,000. During the period ended September 30, 2017, financing activities provided $191,642 of cash, all of which was from member contributions.

Anticipated Capital Requirements

We estimate that our capital requirements to implement our expansion plan over the next 18 months will be approximately $15,000,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities, expansion rollout, identification of suitable acquisition targets, and our ability to raise capital necessary to conduct the aforementioned activities. We further anticipate incurring additional costs and expenses for accounting, legal, and other miscellaneous fees relating to compliance with SEC requirements and the filing of the registration statement of which this prospectus forms a part.

Description	Estimated Expenses
Legal, Accounting & Other Registration Expenses	$350,000
Costs Associated with Being a Public Company	240,000
Trade Shows and Travel	50,000
Website Development	40,000
Rent	170,000
Advertising and Marketing	600,000
Staffing	2,750,000
General Working Capital	400,000
Cash Reserves	1,500,000
Business Acquisitions	7,000,000
License Applications	1,900,000
Total	$15,000,000

Given that our cash needs are strongly driven by our growth requirements, we also intend to maintain a cash reserve for other risk contingencies that may arise.

We intend to meet our cash requirements for the next 12 months through the use of the cash we have on hand and through business operations, future equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. We currently do not have any other arrangements in place to complete any private placement financings and there is no assurance that we will be successful in completing any such financings on terms that will be acceptable to us.

Off-Balance Sheet Arrangements

We are not currently a party to, or otherwise involved with, any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. Note 1, “Description of Business and Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements included in this Form 10, describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates, and such differences may be material.

Management believes the Company’s critical accounting policies and estimates are those related to revenue recognition. Management considers these policies critical because they are both important to the portrayal of the Company’s financial condition and operating results, and they require management to make judgments and estimates about inherently uncertain matters. The Company’s management has reviewed these critical accounting policies and related disclosures.

Principles of Consolidation – The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and variable interest entities in which the Company is the primary beneficiary. Intercompany balances and transactions have been eliminated.

Use of Estimates – The preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. Significant estimates of the Company include estimated useful lives of property and equipment, deferred income taxes, accruals and contingencies, goodwill, the fair value of common stock provided as consideration and the estimated fair value of stock options and warrants.

Cash – Cash represents cash on hand, demand deposits placed with banks and other financial institutions and all highly liquid instruments purchased with a remaining maturity of three months or less as of the purchase date of such investments. The Company maintains cash on deposit, which, can exceed federally insured limits. The Company has not experienced any losses on such accounts nor believes it is exposed to any significant credit risk on cash.

Fair Value of Financial Instruments – The carrying value of the Company’s financial instruments, consisting of cash, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short term to maturity.  The Company’s long-term receivable resulting from the sale of Airware was discounted to its estimated fair value on the date.

Revenue – The majority of the Company’s revenue is associated with a customer contract that represents an obligation to perform services that are delivered at a single point in time.  Any costs incurred prior to the period in which the services are performed to completion are deferred and recognized as cost of services in the period in which the performance obligations are completed. Since the Company’s revenue is generated from one customer contract, the Company does not have material contract assets or liabilities that fall under ASC 606. As of June 30, 2019 and 2018, 90% of the Company’s revenues was generated for performance obligations completed in the State of Arizona.

Intangible Assets Subject to Amortization – Intangible assets include trade name, customer relationships, website, and intellectual property obtained through a business acquisition. Intangible assets acquired in a business combination are recognized at fair value using generally accepted valuation methods deemed appropriate for the type of intangible assets acquired. Intangible assets with finite lives are amortized over their estimated useful life and are reported net of accumulated amortization, separately from goodwill.

Goodwill – Goodwill represents the excess of the purchase price paid for the acquisition of a business over the fair value of the net tangible and intangible assets acquired. Goodwill is not subject to amortization and is tested annually for impairment, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable.

Income Taxes – The Company accounts for income taxes under FASB ASC 740, Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The Company files income tax returns in the U.S. federal jurisdiction and the State of Arizona. The Company is subject to U.S. federal, state, and local income tax examinations by tax authorities. All periods beginning on or after January 1, 2014 are open to examination by taxing authorities. The Company believes it has no tax positions for which the ultimate deductibility is highly uncertain.

Stock-Based Compensation – The Company follows the guidelines in FASB Codification Topic ASC 718-10 “Compensation-Stock Compensation”, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to an Employee Stock Purchase Plan based on the estimated fair values.

Earnings (Loss) Per Share – Basic earnings per share does not include dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. Dilutive securities are not included in the weighted average number of shares when inclusion would be anti-dilutive. At June 30, 2019, there were 646,008 shares underlying convertible notes payable, warrants and options.

Recently Issued Accounting Pronouncements

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

Seasonality

We do not expect our sales to be impacted by seasonal demands for our products and services. Also, due to the fact we use indoor grow space, seasonality should not have any impact on our cultivation operations.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2019

 Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Based on our evaluation under the framework described above, our management concluded that we had “material weaknesses” (as such term is defined below) in our control environment and financial reporting process consisting of the following as of the Evaluation Date:

1)	Audit Committee. Our audit committee was formed in June 2019. The committee has not had sufficient time to have effective oversight in the establishment and monitoring of required internal control and procedures; however, we anticipate that by close of fiscal 2019 our committee will become effective; and

2)	Due to the size of the Company and available resources, there are limited personnel to assist with the accounting and financial reporting function, which results in a lack of segregation of duties.

3)	We did not implement appropriate information technology controls – As at June 30, 2019, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company's data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

A “material weakness” is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting subsequent to the fiscal year ended September 30, 2018, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

Limitations of the Effectiveness of Disclosure Controls and Internal Controls

 Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

 Unless otherwise indicated, all of the following sales or issuances of Company securities were conducted under the exemption from registration as provided under Section 4(2) of the Securities Act of 1933 (and also qualified for exemption under 4(5), formerly 4(6) of the Securities Act of 1933, except as noted below). All of the shares issued were issued in transactions not involving a public offering, are considered to be restricted stock as defined in Rule 144 promulgated under the Securities Act of 1933 and stock certificates issued with respect thereto bear legends to that effect.

1.	Quarterly Issuances:

The Company issued a total of 252,950 shares during the quarter ended June 30, 2019. 173,335 restricted common shares were issued per subscription agreements totaling $260,002, 70,000 shares were issued in exchange for services and 9,615 shares were issued for employee compensation.

2.	Subsequent Issuances:

Subsequent to June 30, 2019, the Company issued 139,615 shares. 100,000 restricted common shares were issued per subscription agreements totaling $150,000, 30,000 shares were issued in exchange for legal services rendered, and 9,615 shares were issued for employee compensation.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

There have been no events which are required to be reported under this item.

ITEM 4.	MINE SAFETY DISCLOSURES

N/A.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are attached hereto unless otherwise indicated as being incorporated by reference, as follows:

Exhibit
Number	Description of Exhibit
3.01a	Articles of Incorporation dated June 15, 2010	Filed with the SEC on May 12, 2011 as part of our Registration Statement on Form S-1/A.
3.01b	Certificate of Amendment to Articles of Incorporation dated October 22, 2012	Filed with the SEC on November 13, 2012 as part of our Current Report on Form 8-K
3.01c	Certificate of Amendment to Articles of Incorporation dated March 15, 2018	Filed with the SEC on June 27, 2019 as an exhibit to our Registration Statement on Form 10-12G
3.01d	Certificate of Amendment to Articles of Incorporation dated March 19, 2018	Filed with the SEC on June 27, 2019 as an exhibit to our Registration Statement on Form 10-12G
3.01e	Certificate of Amendment to Articles of Incorporation dated April 3, 2018	Filed with the SEC on June 27, 2019 as an exhibit to our Registration Statement on Form 10-12G
3.01f	Certificate of Amendment to Articles of Incorporation dated October 9, 2018	Filed with the SEC on June 27, 2019 as an exhibit to our Registration Statement on Form 10-12G
3.02	Bylaws	Filed with the SEC on May 12, 2011 as part of our Registration Statement on Form S-1/A.
4.1	2019 Equity Incentive Plan	Filed with the SEC on June 27, 2019 as an exhibit to our Registration Statement on Form 10-12G
10.03	Share Exchange Agreement between Crown Dynamics Corp. and Airware Dated March 20, 2012	Filed with the SEC on March 26, 2012 as part of our current report on Form 8-K.
10.04	Agreement and Plan of Exchange between Item 9 Labs Corp. fka Airware and BSSD Group, LLC dated March 20, 2018	Filed with the SEC on June 27, 2019 as an exhibit to our Registration Statement on Form 10-12G
10.05	Purchase Agreement between Sidewinder Dairy, Inc. and the Company dated April 20, 2018	Filed herewith
10.6	Asset Purchase Agreement between Item 9 Labs Corp. and AZ DP Consulting, LLC dated November 26, 2018	Filed with the SEC on June 27, 2019 as an exhibit to our Registration Statement on Form 10-12G
10.7	Loan and Revenue Participation Agreement between Item 9 Labs Corp. and Viridis Group I9 Capital LLC dated September 13, 2018	Filed with the SEC on June 27, 2019 as an exhibit to our Registration Statement on Form 10-12G
10.8	Severance Agreement between Airware Labs Corp and Jeffrey Rassas, effective July 16, 2013	Filed with the SEC on July 19, 2013 as part of our Current Report on Form 8-K.
10.9	Employment Agreement with Sara Gullickson dated November 26, 2018	Filed with the SEC on June 27, 2019 as an exhibit to our Registration Statement on Form 10-12G
14.1	Code of Ethics	Filed with the SEC on June 27, 2019 as an exhibit to our Registration Statement on Form 10-12G
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
99.1	Audit Committee Charter	Filed with the SEC on June 27, 2019 as an exhibit to our Registration Statement on Form 10-12G
99.2	Compensation Committee Charter	Filed with the SEC on June 27, 2019 as an exhibit to our Registration Statement on Form 10-12G
99.3	Nominations and Governance Committee Charter	Filed with the SEC on June 27, 2019 as an exhibit to our Registration Statement on Form 10-12G
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Item 9 Labs Corp.

Date: August 16, 2019	By:	/s/ Sara Gullickson
Name: Sara Gullickson Title: Chief Executive Officer and Director (Principal Executive Officer)

Date: August 16, 2019	By:	/s/ Robert Mikkelsen
Name: Robert Mikkelsen Title: Chief Financial Officer (Principal Financial Officer)

