Form 10-K
period 2019-09-30
Item 9 Labs Corp.
filed 2020-01-14
CIK 1500123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended September 30, 2019

☐ TRANSACTION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transaction period from ________ to ________

ITEM 9 LABS CORP.

(Exact name of registrant as specified in its charter)

Delaware	000-54730	96-0665018
(State of other jurisdiction	(Commission	(IRS Employer
of incorporation)	File Number)	Identification No.)

2727 North 3rd Street, Suite 201 Phoenix, Arizona 85004

(Address of principal executive offices and zip code)

1-833-867-6337

(Registrant’s telephone number, including area code)

1709 East Bethany Home Road, Phoenix, AZ 85016

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: ☐ Yes ☑ No

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

As of March 31, 2019 (the last business day of our most recently completed second fiscal quarter), based upon the last reported trade on that date, the aggregate market value of the voting and non-voting common equity held by non-affiliates (for this purpose, all outstanding and issued common stock minus stock held by the officers, directors and known holders of 10% or more of the Company’s common stock) was $43,679,785.50.

As of January 13, 2020, there were 63,652,620 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

FORWARD LOOKING STATEMENTS

The following discussion, in addition to the other information contained in this report, should be considered carefully in evaluating us and our prospects. This report (including without limitation the following factors that may affect operating results) contains forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act") regarding us and our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as revenue projections, projected profitability, growth strategies, development of new products, enhancements or technologies, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements.

Forward-looking statements in this report reflect the good faith judgment of our management and the statements are based on facts and factors as we currently know them. Forward-looking statements are subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, but are not limited to, those discussed below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this report. Readers are urged not to place undue reliance on these forward-looking statements which speak only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report.

PART I

Item 1. Description Of Business

Corporate history

Item 9 Labs Corp. (“Item 9 Labs” or the “Company”), was incorporated under the laws of the State of Delaware on June 15, 2010 as Crown Dynamics Corp. On October 26, 2012, the Company changed its name to Airware Labs Corp. On April 2, 2018, the Company changed its name to Item 9 Labs Corp. to better reflect its business following the acquisition of BSSD, as discussed below.

On March 20, 2018, the Company closed on an Agreement and Plan of Exchange to acquire all of the membership interests of BSSD Group, LLC (“BSSD”), an Arizona limited liability company formed on May 2, 2017, in exchange for newly issued restricted shares of the Company’s common stock (the “Shares”), which represent approximately 75% of the issued and outstanding shares of the Company’s common stock on a fully-diluted basis. The 40,355,771 shares were distributed pro-rata to the BSSD members.

Effective October 18, 2018, the Company completed a 1-for-20 reverse split of its issued and outstanding common stock.

On November 26, 2018, the company’s wholly owned subsidiary AZ DP Holdings, LLC (“AZ DP”) closed on an asset acquisition of the majority of the assets of Arizona DP Consulting, LLC, a consulting firm specializing in obtaining marijuana dispensary permits and developing cannabis related business plans. The purchase price was $1,500,000 in cash and 3,000,000 shares of restricted common stock having an aggregate value of $7,770,000 or $2.59 per share based on current market price of the Company shares at time asset purchase agreement was executed.

On September 12, 2018, the Company executed a $1,500,000 promissory note (see Note 8) which was used to make a capital contribution into Strive Management, LLC, a Nevada limited liability company (“Strive Management”). In exchange for the contribution, the Company received a 20% membership interest in Strive Management. The remaining interests are held by three individuals, Sara Gullickson, Larry Lemons, and Donnie Burton. Through a management agreement with Strive Wellness of Nevada, LLC, a related party Strive Management will facilitate the cultivation, processing and distribution of marijuana in Nevada. Strive Wellness of Nevada, LLC has been allocated cultivation, processing and distribution licenses from the State of Nevada. Additionally, the Company will acquire an additional 31% ownership of Strive Management upon the approval from the State of Nevada to operate the cultivation and processing facility.

Our principal offices are located at 2727 N 3rd Street, Phoenix AZ 85004 Suite 201. Our registered agent for service of process in Delaware is located at 108 West 13th St., Wilmington, DE 19801, and our registered agent is Business Filings Incorporated. Our fiscal year end is September 30.

All references to “we,” “us,” “our,” “Item 9,” “Item 9 Labs,” or similar terms used in this Registration Statement refer to Item 9 Labs Corp.

Corporate Structure

The following chart illustrates, as of the date of this Registration Statement, the Company's wholly-owned subsidiaries, including their respective jurisdictions of incorporation and percentage of voting securities of each that are beneficially owned, controlled or directed by the Company.

Additionally, the Company currently owns a 20% ownership in Strive Management, LLC as discussed in Note 1 of our Notes to Financials (see Note 1). The Company has the right to acquire an additional 31% ownership of Strive Management if certain conditions are met. The Company will raise funds as necessary (approximately $5,500,000) to construct the facility in Nevada, which will be wholly owned by a subsidiary of Item 9 Labs Corp and leased to Strive Management, LLC.  $3,000,000 has been raised as of the date of this filing. If the funds are not raised, the additional 31% interest due to the Company upon operational approval from the State of Nevada would be subject to reclamation by the other members of Strive Management.

Overview

Item 9 Labs creates comfortable cannabis health solutions for the modern consumer. The Company is bringing best of industry practices to markets from coast to coast through cultivation and production, distinctive retail environments, licensing services, and diverse product suites catering to different medical and adult use cannabis demographics. Item 9 Labs is headquartered in Phoenix, Arizona, with medical cannabis operations in multiple U.S. markets.

Item 9 Labs’ asset portfolio includes Dispensary Permits, Dispensary Templates, and Strive Life. These assets provide services specific to different stakeholder groups. Dispensary Permits is the Company’s consulting firm specializing in strategic license application and compliance. Dispensary Templates, a subdivision of the firm, is a technology platform with an extensive digital library of licensing and business planning resources. Strive Life is a turnkey dispensary model for the retail sector, elevating the patient experience with consistent and superior service, high-end design, and precision-tested products. It is currently being implemented in North Dakota.

In addition, Item 9 Labs is advancing the industry with its dynamic product suites. The Company has created complementary brands Item 9 Labs and Strive Wellness to channel consumer diversity. Propriety delivery platforms include the Apollo Vape and Pod system, as well as a pioneering intra-nasal device. The Company has received multiple accolades for its medical-grade flower and concentrates.

Item 9 Labs anticipates it will be managing cultivation, processing, distribution, and dispensary operations in up to seven U.S. markets by the end of 2020. Current facilities include Cultivation, Processing and Distribution for Strive Wellness of Nevada, as well as dispensary Strive Life North Dakota.

Mission and Vision

The Company is leading a new era of wellness by creating comfortable health solutions for modern consumers through the development of innovative products and proprietary delivery platforms.

Item 9 Labs will facilitate national expansion by combining our award-winning manufacturing brand and product offerings with the strategic licensing and consulting brand of Dispensary Permits, in conjunction with the luxury retail and distribution brand of Strive Life.

This powerful combination provides national scalability and produces the highest quality marijuana, product knowledge, and experience of top professionals to consumers and patients.

Cannabis Verticals

To date, Item 9 Labs has proven models for the following cannabis verticals:

-  Cultivation: Growing of award winning, high-grade boutique cannabis.

-  Production: Producing a wide variety of Marijuana Products. Each facility product line is developed in compliance with the local rules and regulations.

-  Dispensary: Medical and Adult use retail dispensary facilities.

-  Distribution: Providing Sales, Marketing and Distribution support to other cultivators, processors and potential to integrate patient delivery in the coming months.

Company Assets

A company asset of Item 9 Labs, Dispensary Permits is one of the most established marijuana business consultancies in the United States. Dispensary Permits offers expert advice in obtaining cultivation, dispensing, processing, and transporting permits in the Cannabis industry, with a proven track record in successfully obtaining marijuana business permits for clientele in over 13 different states. Visit www.dispensarypermits.com for more information.

Dispensary Templates, a division of Dispensary Permits, is an extensive template library and resource to help those navigating the application process without a consultant to obtain a marijuana business license or to build upon their existing marijuana business. Think LegalZoom for the Marijuana Industry – Dispensary Templates’ online store offers template products that guide customers through the application process to cultivation, processing and dispensary operations. Visit www.dispensarytemplates.com to view all tools and resources.

Strive Life, the company’s “franchise style” dispensary model, aims to elevate any marijuana market by offering the documents and systems necessary for launching a successful dispensary. The model includes a Project Plan, Welcome Kit, Brand Guidelines, Interior Concept, and Policy and Procedures for the facility. The Strive vision is to implement best industry practices from across the United States to offer optimal medical services and support through the dispensing and sale of medical marijuana.

Products and Facilities.

The Company is focused on the development of technology and products that administer high-quality medical marijuana through novel and proprietary delivery devices including an intra-nasal delivery system to deliver significant health benefits. The Company is headquartered in Phoenix, Arizona where it owns and operates 50 acres.

Currently, Item 9 is utilizing five acres and intends to implement the remaining 45 acres in accordance with its three-year strategic plan. The property includes a 10,000 square foot, state-of-the-art indoor manufacturing facility with 10,000 square feet of additional cultivation capacity which received approval to operate on June 4, 2019 and is currently producing premium flower. As part of its growth strategy, the Company is in the process of opening additional cultivation and extraction locations with Nevada near completion.

Item 9 Labs produces premium cannabis and cannabis related products in a rapidly growing market. We currently offer more than 300 products that we group in the following categories: flower; concentrates; distillates; and hardware. Our product offerings will continue to grow as we develop new products to meet the needs of the end-users. We make our products available to consumers through licensed dispensaries in Arizona. Item 9 products can be found in over 70 dispensaries throughout Arizona, covering 75% of the retail medical cannabis market. The following is a summary of the Company’s Product Line:

Strategy of our Brands

Item 9 Labs Concepts

Marijuana Growing & Processing

Product offerings include over 70 medical marijuana strains, shatter, crumble, badder, THCA, Delta 8 THC, broad spectrum distillate and live resin terpene sauce. Item 9 owns 50 acres, one of the largest properties in the U.S. zoned to grow and cultivate the medical marijuana flower. Most recently, on June 4, 2019, the Company passed inspections to operate custom 10,000 square-foot construction and is currently in production . The facility now totals 20,000 square-feet consisting of 8 flower rooms, just over 1,000 square-feet of nursery space and an updated or upgraded extraction laboratory for increased manufacturing capabilities. The Company’s products can be found in over 70 dispensaries in Arizona.

Strive Concepts

Strive is a branded medical marijuana “franchise- style” solution with a proven concept operating dispensaries in multiple states including Illinois, Delaware and Pennsylvania. The advance model offers the documents and systems necessary for launching a successful dispensary. The model includes a project plan, welcome kit, brand guidelines, interior concept, & policy and procedures for the facility.

Combined brands

Currently, we have two brands, both brands encompass our corporate vision and uphold our 5 core competencies which include: Care, Compliance, Customers, Community, and Culture. To achieve optimal balance between brands, Item 9 Labs was designed to be minimalistic with defined lines and shapes while Strive Concepts, was designed with the cannabis mother plant in mind, the brand colors are derived from the cannabis plant, the imagery includes other plant such as Aspen leaves and succulents and many interior textures derived from the “Franchise Style” Dispensary Model.

Growth Objectives and National Expansion Plans for 2020-2021

Our mission is to provide good times and good health for cannabis consumers in legal medical and adult use cannabis markets across the United States. We strive to elevate any market we enter through the development of high caliber, precision tested, cannabis products designed with consistency and adaptability in mind. We will accomplish this through the acquisition of numerous medical marijuana business licenses located all throughout the United States, from the East Coast to the West Coast. Our goal is to hold 10 – 12 licenses by the end of 2021, including through the provision of management services over joint ventures for outstanding license applications. Other plans for 2021 include:

- Replicate Nevada expansion in other key states through management services joint ventures
- Purchase Licenses: 30+ existing markets
- Each deal will be vetted individually to ensure it’s in line with our mission, vision and capital structure.

Employees and Independent Contractors

As of January 13, 2020, we had sixty seven full time employees, including our executive officers, one full-time consultant, and two part-time employees. We plan to hire additional employees and engage consultants on an as-needed basis. Our employees are not represented by any unions and we consider our relationship with our employees to be great. We also have relationships with several independent contractors who provide services on a regular basis to us.

Research and Development

Going forward, we intend to continue focusing adequate resources on research and development . Allocation of research and development funds may be dependent on the perceived likelihood of legalization or a significant change in the treatment of cannabis in a given geographic market. Funds may also be used for both product and market development in the hemp and cannabis industries. Given the emergent nature of these industries, we recognize the needs of today may not be the needs of the future and some capital investment will be necessary to meet changing demands.

Intellectual Property

We generally rely upon copyright, trademark and trade secret laws to protect and maintain our proprietary rights for our technology, brands, and products.  We currently hold several trademarks including various goods and services of “Item 9 Labs” (serial numbers 87940264, 87940227, 87940254 and 87940239), “Delta 8” (serial numbers 88004775, 88004789, 88004799, 88004812) and Strive Life (88/144,717), as well as several domains, including but not limited to, arizonadispensarypermits.com, dispernsarytemplates.com, and wegrowstore.com.

We maintain a policy requiring our employees, consultants and other third parties to enter into confidentiality and proprietary rights agreements and to control access to software, documentation and other proprietary information.

Notwithstanding the steps we have taken to protect our intellectual property rights, third parties may infringe or misappropriate our proprietary rights. Competitors may also independently develop products and models that are substantially equivalent or superior to our products and services.

Competition

We compete in markets where cannabis has been legalized and regulated, which includes various states within the United States. We expect that the quantity and composition of our competitive environment will continue to evolve as the industry matures. Additionally, increased competition is possible to the extent that new states and geographies enter the marketplace as a result of continued enactment of regulatory and legislative changes that de-criminalize and regulate cannabis products. We believe that by diligently establishing and expanding our brands, product offerings and services in new and existing locations, we will become established in the industry. Additionally, we expect that establishing our product offerings in new and existing locations are factors that mitigate the risk associated with operating in a developing competitive environment. Additionally, the contemporaneous growth of the industry as a whole will result in new customers entering the marketplace, thereby further mitigating the impact of competition on our operations and results.

In our opinion, we are currently competing with cannabis cultivators, manufacturers, and retailers in our local jurisdictions as well as international enterprises as set forth below, among many others. Many of our competitors are substantially larger than us and have significantly greater name recognition, sales and marketing, financial, technical, customer support and other resources. These competitors also may have more established distribution channels and stronger relationships with local, long distance and Internet service providers. These competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products.

These competitors may enter our existing or future markets with products that may be less expensive, that may provide higher performance or additional features or that may be introduced more quickly than our products.

With respect to our operations, including consulting services, we may face competition with any one of the following:

•	Harvest Health & Recreation Inc. (CNSX: HARV, OTCQX: HTHHF), an Arizona based vertically integrated cannabis company with as many as 60 licensees across 12 states, 525 employees, and planned expansion for the future.
•	Curaleaf Hldgs Inc. (OTCQ: CURLF), a Massachusetts based fully integrated life science company with a presence in 12 states, operating 43 dispensaries, 12 cultivation sites and 11 processing sites.
•	Green Thumb Industries, Inc. (CSE: GTII, OTCQX:GTBIF),a vertically integrated cannabis operator with presence in twelve state markets and also provides management services and solutions to state licensed cultivators and dispensaries.
•	American Cannabis Company, Inc. (OTCQB:AMMJ), a Denver based company that provides advisory and consulting services specific to this industry, designs industry specific products and facilities, and manages a strategic group partnership that offers both exclusive and nonexclusive customer products.

We do not expect to face competition with respect to our branded apparel, however, other corporations may sell apparel that incorporates other logos or trademarks associated with the cannabis industry.

We believe that we compete favorably with our competitors on the basis of these factors. However, if we are unable to compete successfully against our current and future competitors, it will be difficult to acquire and retain customers, and we may experience revenue declines, thereby resulting in reduced operating margins, loss of market share and diminished value in our services.

Government Regulation of Cannabis

Cannabis is currently a Schedule I controlled substance under the Controlled Substances Act (21 U.S.C. § 811) (“CSA”) and is, therefore, illegal under federal law. Even in those states in which the use of cannabis has been legalized pursuant to state law, its use, possession or cultivation remains a violation of federal law. A Schedule I controlled substance is defined as one that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. The U.S. Department of Justice (the “DOJ”) defines Schedule I controlled substances as “the most dangerous drugs of all the drug schedules with potentially severe psychological or physical dependence.” If the federal government decides to enforce the CSA, persons that are charged with distributing, possessing with intent to distribute or growing cannabis could be subject to fines and/or terms of imprisonment, the maximum being life imprisonment and a $50 million fine, even though these persons are in compliance with state law.

In light of such conflict between federal laws and state laws regarding cannabis, the previous administration under President Obama had effectively stated that it was not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical cannabis. The new administration under President Trump has indicated that he will strongly enforce the federal laws applicable to cannabis. Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us. As we currently directly harvest, distribute and/or sell cannabis, we may be irreparably harmed by a change in enforcement policies of the federal government (see Risk Factors).

The Company and our licensed products will also be subject to a number of other federal, state and local laws, rules and regulations. We anticipate that our vendors and us will be required to manufacture our products in accordance with the Good Manufacturing Practices guidelines and will be subject to regulations relating to employee safety, working conditions, protection of the environment, and other items. The current administration has indicated that it will closely scrutinize the cannabis industry, in particular, recreational marijuana. Changes in laws, rules and regulations or the recall of any product by a regulatory authority, could have a material adverse effect on our business and financial condition.

The United States federal government regulates drugs through the Controlled Substances Act (21 U.S.C. § 811), which places controlled substances, including cannabis, in a schedule. Currently, cannabis and CBD (0.3 percent THC or more) are classified as Schedule I drugs, which are viewed as highly addictive and having no medical value and is illegal to distribute and use. The United States Federal Drug Administration has not approved the sale of marijuana or CBD (0.3 percent THC or more) for any medical application. Doctors may not prescribe cannabis or CBD (0.3 percent THC or more) for medical use under federal law, however they can recommend its use under the First Amendment. In 2010, the United States Veterans Affairs Department clarified that veterans using medicinal cannabis or CBD (0.3 percent THC or more) will not be denied services or other medications that are denied to those using illegal drugs.

Currently, fourty seven States and the District of Columbia have laws legalizing marijuana and CBD in some form. In November 2016, California, Massachusetts, Maine and Nevada all passed measures legalizing recreational marijuana. California’s Prop. 64 measure allows adults 21 and older to possess up to one ounce of marijuana and grow up to six plants in their homes. Other tax and licensing provisions of the law didn’t take effect until January 2018.

These noted state laws, both proposed and enacted, are in direct conflict with the federal Controlled Substances Act, which makes cannabis use and possession illegal on a national level. However, on August 29, 2013, the U.S. Department of Justice issued a memorandum providing that where states and local governments enact laws authorizing cannabis-related use, and implement strong and effective regulatory and enforcement systems, the federal government will rely upon states and local enforcement agencies to address cannabis activity through the enforcement of their own state and local narcotics laws. The memorandum further stated that the U.S Justice Department’s limited investigative and prosecutorial resources will be focused on eight priorities to prevent unintended consequences of the state laws, including distribution of cannabis to minors, preventing the distribution of cannabis from states where it is legal to states where it is not, and preventing money laundering, violence and impaired driving.

On December 11, 2014, the U.S. Department of Justice issued another memorandum with regard to its position and enforcement protocol with regard to Indian Country, stating that the eight priorities in the previous federal memo would guide the United States Attorneys' cannabis enforcement efforts in Indian Country. On December 16, 2014, as a component of the federal spending bill, the Obama administration enacted regulations that prohibit the Department of Justice from using funds to prosecute state-based legal medical cannabis programs.

On January 4, 2018, The Department of Justice lead by Jeff Sessions issued a memo on federal marijuana enforcement policy announcing a return to the rule of law and the rescission of previous guidance documents. Since the passage of the Controlled Substances Act (CSA) in 1970, Congress has generally prohibited the cultivation, distribution, and possession of marijuana.

However, on January 18, 2019, the new Attorney General, William Barr, stated in front of the Senate Judiciary Committee that he does not plan on using federal resources to "go after" companies if they are complying with state law. That would be a reversal from the approach taken by his predecessor, former Attorney General Jeff Sessions, who vowed to pursue federal violations more aggressively. According to Erik Altieri, executive director of the National Organization for the Reform of Marijuana Laws (NORML), Barr's stance is a good sign for advocates but it remains to be seen if his actions will follow through on his pledge. Our business could end and investors could lose their total investment in the company if there is no reversal in Sessions’ approach.

On June 20, 2019, the United States House of Representatives passed a historic bipartisan amendment to the fiscal year 2020 Commerce-Justice-Science spending bill. By a vote of 267-165, the House approved the Blumenauer-McClintock-Norton Amendment which would protect state-legal cannabis programs from interference by the United States Department of Justice (DOJ). The amendment is named after the three individuals who submitted it for consideration: Representative Earl Bluemenauer, a Democrat from Oregon, Tom McClintock, a Republican from California, and Eleanor Norton, a delegate from Washington D.C.

Currently, the spending bill does provide protection for state-legal medical cannabis programs from DOJ interference – but this amendment would protect both medical and recreational cannabis programs that are legal at the state level. The amendment would prohibit the DOJ from using funds to prevent any American state, territory, and Washington D.C. from approving and implementing laws authorizing marijuana use, distribution, possession, and cultivation. What remains uncertain is whether the current Republican-controlled Senate will support the amendment. Further, if the amendment makes it into the final spending bill approved by Congress, it will only remain in effect for one year. If the amendment does not garner approval from the Senate, then the DOJ will maintain the right to use its funding to prevent the approval and implementation of laws regarding recreational cannabis use at the state level, which could affect our business, and could impact our investors’ investment in the Company.

Where You Can Find More Information

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). These filings are not deemed to be incorporated by reference into this Form 10-K. You may read and copy any documents filed by us at the Public Reference Room of the SEC, 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our filings with the SEC are also available to the public through the SEC’s website at http://www.sec.gov.

Item 1A. Risk Factors .

There are certain inherent risks which will have an effect on our development in the future and the most significant risks and uncertainties known and identified by our management are described below.

Risks Related to Our Company and Our Business

We compete for market share with other companies, including other licensed entities in the United States, some of which have longer operating histories and more financial resources and experience than we have.

We face, and we expect to continue to face, intense competition from licensed cannabis operators, both public and private, and other potential competitors, some of which have longer operating histories and more financial resources and experience than we have. In addition, it is possible that the medical cannabis industry will undergo consolidation, creating larger companies with financial resources, capabilities and product offerings that are superior ours by virtue of size alone. As a result of this competition, we may be unable to maintain our operations or develop them as currently proposed, on terms we consider acceptable, or at all.

There are currently hundreds of applications for cannabis licenses being processed across a number of states. The number of licenses granted and the number of ultimately authorized by each state could have an adverse impact on our ability to compete for market share in the medical cannabis and recreational/adult use cannabis industry. We expect to face additional competition from new market entrants that are granted licenses or existing license holders that are not yet active in the industry in the states in which we currently operate or plan to operate. If a significant number of new licenses are granted in any given market which we participate in, we may experience increased competition for market share and may experience downward price pressure on our medical cannabis products as new entrants increase production.

If the number of users of cannabis for medical and/or recreational purposes increases, the demand for products will increase. This could result in the competition in the cannabis industry becoming more intense as current and future competitors begin to offer an increasing number of diversified cannabis products. Conversely, if there is a contraction in the medical market for cannabis, resulting from the legalization of adult-use cannabis or otherwise, competition for market share may increase.

We face intense competition which could prohibit us from developing a customer base and generating revenue.

The industries within which we plan to compete are highly competitive with companies that have greater capital resources, facilities and greater diversity of operations. More established companies with much greater financial resources which do not currently compete with us may be able to easily adapt their existing operations to our lines of business. Due to this competition, there is no assurance that we will not encounter difficulties in obtaining revenues and market share or in the positioning of our products or that competition in the industry will not lead to reduced prices for our products. Our competitors may also introduce new strains, use competitive, organic techniques or novel application that could also increase competition, decrease demand for our business, and render our methods and craft products obsolete.

If we fail to raise additional capital, our ability to implement our business model and strategy could be compromised.

We have limited capital resources. To date, our operations have been funded by and through our operations, private placements of our securities, and financing from our financing partners. We expect to require substantial additional capital in the near future in order to execute our businesses as planned, to develop and expand our operations, expand our brand in the marketplace, and to establish the targeted levels of production. We may not be able to obtain additional financing on terms acceptable to us, or at all. Even if we obtain financing for our near term operations, we expect that we will require additional capital beyond the near term. If we are unable to raise capital when needed, our business, financial condition and results of operations would be materially adversely affected, and we could be forced to reduce or discontinue our operations.

If we need additional capital to fund our growing operations, we may not be able to obtain sufficient capital and may be forced to limit the scope of our operations.

If adequate additional financing is not available on reasonable terms, we may not be able to expand our business operations and we would have to modify our business plans accordingly. There is no assurance that additional financing will be available to us.

In connection with our growth strategies, we may experience increased capital needs and accordingly, we may not have sufficient capital to fund our future operations without additional capital investments. Our capital needs will depend on numerous factors, including: (i) our profitability; (ii) the release of competitive products by our competition; (iii) the level of our investment in marketing and branding our products; and (iv) the amount of our capital expenditures. We cannot assure you that we will be able to obtain capital in the future to meet our needs.

In recent years, the securities markets in the United States have experienced a high level of price and volume volatility, and the market price of securities of many companies have experienced wide fluctuations that have not necessarily been related to the operations, performances, underlying asset values or prospects of such companies. For these reasons, our securities can also be expected to be subject to volatility resulting from purely market forces over which we will have no control. If we need additional funding we will, most likely, seek such funding in the United States and the market fluctuations effect on our stock price could limit our ability to obtain equity financing.

If we cannot obtain additional funding, we may be required to: (i) limit our expansion; (ii) limit our marketing efforts; and (iii) decrease or eliminate capital expenditures. Such reductions could materially adversely affect our business and our ability to compete.

Even if we do find a source of additional capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are favorable to us. Any future capital investments could dilute or otherwise materially and adversely affect the holdings or rights of our existing shareholders. In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our common stock shares. We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us.

The failure to hire additional employees could harm our business.

Our future success also depends upon our continuing ability to attract and retain highly qualified personnel. Expansion of our business and the management and operation will require additional managers, officers, directors and employees with industry experience, and our success will be highly dependent on our ability to attract and retain skilled management personnel and other employees. There can be no assurance that we will be able to attract or retain highly qualified personnel. Competition for honest, diligent and skilled personnel in our industry is significant. This competition may make it more difficult and expensive to attract, hire and retain qualified managers and employees.

If we are unable to deliver consistent, high quality products at sufficient volumes, our relationship with our customers may suffer and our operating results will be adversely affected.

Our customers will expect us to be able to consistently deliver our products at sufficient volumes, while meeting the established quality standards desired to maintain their loyalty to our brands. If we are unable to consistently deliver, our relationship with these customers could be adversely affected, which could have a negative impact on our operating results.

Failure to effectively manage growth of internal operations and business may strain our financial resources.

We intend to significantly expand the scope of our business operations in the near term. Our growth rate may place a significant strain on our financial resources for a number of reasons, including, but not limited to, the following:

•	The need for continued development of our financial reporting and information management systems;

•	The need to manage strategic relationships and agreements with manufacturers, suppliers, customers and partners; and

•	Difficulties in hiring and retaining skilled management, technical and other personnel necessary to support and manage our business.

Additionally, our strategy envisions a period of rapid growth that may impose a significant burden on our administrative and operational resources. Our ability to effectively manage growth will require us to substantially expand the capabilities of our administrative and operational resources and to attract, train, manage and retain qualified management and other personnel. Our failure to successfully manage growth could result in our sales not increasing commensurately with capital investments. Our inability to successfully manage growth could materially adversely affect our business.

If we are unable to continually innovate and increase efficiencies, our ability to attract new customers may be adversely affected.

In the area of innovation, we must be able to develop new management strategies, strains, techniques, products and creative branding that appeal to our customers. This depends, in part, on the technological and creative skills of our personnel and on our ability to protect our intellectual property rights. We may not be successful in the development, introduction, and marketing and sourcing that satisfy customer needs, achieve market acceptance or generate satisfactory financial returns.

Global economic conditions may adversely affect our industry, business and result of operations.

Disruptions in the global credit and financial markets could result in diminished liquidity and credit availability, a decline in consumer confidence, a decline in economic growth, an increased unemployment rate, and uncertainty about economic stability. These economic uncertainties can affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. Such conditions can lead consumers to postpone spending, which can cause our vendors, suppliers, distributors and retailers to cancel, decrease or delay orders with us. We are unable to predict the likelihood of the occurrence, duration or severity of such disruptions in the credit and financial markets and adverse global economic conditions and such economic conditions could materially and adversely affect our business and the results of operations.

Our business depends substantially on the continuing efforts of our management team and our business may be severely disrupted if we lose their services.

Our current and future success depends substantially on the continued services of our management team, Andrew Bowden, Bryce Skalla, Chris Wolven, Robert Mikkelsen, Ronald L. Miller, Jr., and Jeffrey Rassas. Each brings a unique blend of skill and experience that is essential to the success of our business. We do not maintain key man life insurance for our management team at this time. If our management team is unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new management.

Litigation may adversely affect our business, financial condition and results of operations.

From time to time in the normal course of our business operations, we may become subject to litigation that may result in liability material to our financial statements as a whole or may negatively affect our operating results if changes to our business operation are required. The cost to defend such litigation may be significant and may require a diversion of our resources. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our business, financial condition and results of operations.

Confidentiality agreements with employees and others may not adequately prevent disclosure of our trade secrets and other proprietary information.

Our success depends upon the skills, knowledge and experience of our technical personnel, our consultants and advisors as well as our licensors and contractors. Because we operate in a highly competitive field, we will rely significantly on trade secrets to protect our proprietary techniques and processes. However, trade secrets are difficult to protect. We plan to enter into confidentiality and intellectual property assignment agreements with our corporate partners, employees, consultants, outside scientific collaborators, developers and other advisors. These agreements generally require that the receiving party keep confidential and not disclose to third parties confidential information developed by us during the course of the receiving party’s relationship with us. These agreements also generally provide that inventions conceived by the receiving party in the course of rendering services to us will be our exclusive property. However, these agreements may be breached and may not effectively assign intellectual property rights to us. Our trade secrets also could be independently discovered by competitors, in which case we would not be able to prevent the use of such trade secrets by our competitors. The enforcement of a claim alleging that a party illegally obtained and was using our trade secrets could be difficult, expensive and time consuming and the outcome would be unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets. The failure to obtain or maintain meaningful trade secret protection could adversely affect our competitive position.

Risks Related to Cannabis Industry

Cannabis remains illegal under federal law, and any change in the enforcement priorities of the federal government could render our current and planned future operations unprofitable or even prohibit such operations.

We operate both directly and indirectly in the cannabis industry, which is dependent on state laws and regulations pertaining to such industry; however, under federal law, cannabis remains illegal.

The United States federal government regulates drugs through the Controlled Substances Act (the “CSA”), which places controlled substances, including cannabis, on one of five schedules. Cannabis is currently classified as a Schedule I controlled substance, which is viewed as having a high potential for abuse and having no currently accepted medical use in treatment in the United States. No prescriptions may be written for Schedule I substances, and such substances are subject to production quotas imposed by the United States Drug Enforcement Administration (the “DEA”). Because of this, doctors may not prescribe cannabis for medical use under federal law, although they can recommend its use under the First Amendment.

Currently, 33 U.S. states, the District of Columbia and the U.S. territories of Guam and Puerto Rico allow the use of medical cannabis and 10 states and the District of Columbia have legalized cannabis for “adult use” or recreational use. State and territorial laws are in conflict with the federal CSA, which makes cannabis use and possession illegal at the federal level. Because cannabis is a Schedule I controlled substance, however, the development of a legal cannabis industry under the laws of these states is in conflict with the CSA, which makes cannabis use and possession illegal on a national level. The United States Supreme Court has confirmed that the federal government has the right to regulate and criminalize cannabis, including for medical purposes, and that federal law criminalizing the use of cannabis preempts state laws that legalize its use.

In light of such conflict between federal laws and state laws regarding cannabis, the previous administration under President Obama had effectively stated that it was not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical cannabis. For example, the prior DOJ Deputy Attorney General of the Obama administration, James M. Cole, issued a memorandum (the “Cole Memo”) to all United States Attorneys providing updated guidance to federal prosecutors concerning cannabis enforcement under the CSA (see “Business—Government and Industry Regulation—The Cole Memo”) [see further discussion below]. In addition, the Financial Crimes Enforcement Network (“FinCEN”) provided guidelines (the “FinCEN Guidelines”) on February 14, 2014, regarding how financial institutions can provide services to cannabis-related businesses consistent with their Bank Secrecy Act (“BSA”) obligations (see “Business—Government and Industry Regulation—FinCEN”).

In 2014, the United States House of Representatives passed an amendment (the “Rohrabacher-Farr Amendment”) to the Commerce, Justice, Science, and Related Agencies Appropriations Bill, which funds the United States Department of Justice (the “DOJ”). The Rohrabacher-Farr Amendment prohibits the DOJ from using funds to prevent states with medical cannabis laws from implementing such laws. In August 2016, a 9th Circuit federal appeals court ruled in United States v. McIntosh that the Rohrabacher-Farr Amendment bars the DOJ from spending funds on the prosecution of conduct that is allowed by state medical cannabis laws, provided that such conduct is in strict compliance with applicable state law. In March 2015, bipartisan legislation titled the Compassionate Access, Research Expansion, and Respect States Act (the “CARERS Act”) was introduced, proposing to allow states to regulate the medical use of cannabis by changing applicable federal law, including by reclassifying cannabis under the Controlled Substances Act to a Schedule II controlled substance and thereby changing the plant from a federally-criminalized substance to one that has recognized medical uses. More recently, the Respect State Marijuana Laws Act of 2017 has been introduced in the U.S. House of Representatives, which proposes to exclude persons who produce, possess, distribute, dispense, administer or deliver marijuana in compliance with state laws from the regulatory controls and administrative, civil and criminal penalties of the CSA.

Although these developments have been met with a certain amount of optimism in the cannabis industry, neither the CARERS Act nor the Respect State Marijuana Laws Act of 2017 have yet been adopted. In addition, the Rohrabacher-Farr Amendment, being an amendment to an appropriations bill that must be renewed annually, has not been renewed beyond December 7, 2018. Furthermore, the ruling in United States v. McIntosh is only applicable in the 9th Circuit, which does include California, Hawaii and Arizona, where we currently primarily operate. The Trump administration could change this policy and decide to strongly enforce the federal laws applicable to cannabis. Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us. Because we grow, harvest, distribute or sell cannabis directly, we may be irreparably harmed by a change in enforcement policies of the federal government.

Approach to the Enforcement of Cannabis Laws is Subject to Change

Given the conflicting opinions between state legislatures and the federal government regarding cannabis, investments in United States cannabis businesses are subject to varying legislation and regulation. The Cole Memorandum (the “Cole Memo”), issued in 2013 by former Deputy Attorney General of the United States James M. Cole, served as the response to these inconsistencies, and recognized that notwithstanding the classification of cannabis as a controlled substance at the United States federal level, several states have enacted laws relating to cannabis for medical purposes.

The Cole Memo outlined certain priorities for the Department of Justice relating to the prosecution of cannabis offenses. Particularly, the Cole Memo noted that in those jurisdictions that have enacted laws legalizing cannabis in some form and that have also implemented robust and effective regulatory and enforcement mechanisms to control the cultivation, distribution, sale, and possession of cannabis, conduct in compliance with those laws and regulations is less likely to be a priority at the federal level. Notably, however, the Department of Justice did not provide specific guidelines for what regulatory and enforcement systems it deemed sufficient under the Cole Memo standard.

Considering the limited investigative and prosecutorial resources at hand, the Cole Memo concluded that the Department of Justice should only be focused on addressing the most serious cannabis related threats. Consequently, states where cannabis had been legalized were not branded as a high priority. In March 2017, newly appointed Attorney General Jeff Sessions again noted limited federal resources and acknowledged that much of the Cole Memo had merit; however, he disagreed that the Cole Memo had been successfully implemented. On January 4, 2018, Attorney General Sessions issued the Sessions Memorandum, which effectively rescinded the Cole Memo. The Sessions Memorandum withdrew previous nationwide guidance specific to the prosecutorial authority of United States Attorneys relative to cannabis enforcement on the basis that they are unnecessary, given the well-established principles governing federal prosecution already in place. Those principles are included in Chapter 9.27.000 of the United States Attorneys’ Manual and require federal prosecutors deciding which cases to prosecute to weigh all relevant considerations, including federal law enforcement priorities set by the Attorney General, the seriousness of the crime, the deterrent effect of criminal prosecution, and the cumulative impact of particular crimes on the community.

With the issuance of the Sessions Memorandum, federal prosecutors will now be free to utilize their prosecutorial discretion to decide whether to prosecute cannabis activities despite the existence of state-level laws that may be inconsistent with federal prohibitions. The Sessions Memorandum gave no direction to federal prosecutors as to the priority they should ascribe to such cannabis activities. Therefore, it is ultimately uncertain how active federal prosecutors will be with respect to such activities. Furthermore, the Sessions Memorandum did not how federal prosecutors should treat medical cannabis. At present, medical cannabis is protected against enforcement by United States Congressional legislation through the Leahy Amendment to H.R.1625 – a vehicle for the Consolidated Appropriations Act of 2018 which similarly averts federal prosecutors from applying federal funds to impede the implementation of medical cannabis laws enacted at the state level, subject to Congress’ restoration of such funding. Given the ambiguity of the Sessions Memorandum, there can be no guarantee that the federal government will not seek to prosecute cases involving cannabis businesses that are otherwise compliant with state law.

Such potential proceedings could impose significant restrictions upon the Company, thereby diverting the attention of key executives. In addition, such proceedings could materially adversely affect the Company business, revenues, operating results, and financial condition as well as the Company’s reputation and prospects, even if such proceedings were concluded successfully in the Resulting Issuer’s favor. In the extreme case, such proceedings could ultimately involve the prosecution of key executives of the Company, or the seizure of the corporate assets.

As the possession and use of cannabis is illegal under the CSA, we may be deemed to be engaging in illegal activities through the growth and sales of our products in the future. As a result, we may be subject to enforcement actions by law enforcement authorities, which would materially and adversely affect our business.

Under Federal law, specifically the CSA, the possession, use, cultivation, and transfer of cannabis is illegal. Our business directly involves the possession, use, cultivation, manufacturing and/or transfer of cannabis and derivative therefrom. As a result, law enforcement authorities, in their attempt to regulate the illegal use of cannabis and related products, may seek to bring an action or actions against us and or the businesses who are integral to our supply chain, including, but not limited, to a claim of aiding and abetting another’s criminal activities.  The Federal aiding and abetting statute provides that anyone who “commits an offense against the United States or aids, abets, counsels, commands, induces or procures its commission, is punishable as a principal.” 18 U.S.C. §2(a). As a result of such an action, we may be forced to cease operations and our investors could lose their entire investment. Such an action would have a material negative effect on our business and operations.

However, on January 18, 2019, the new Attorney General, William Barr, stated in front of the Senate Judiciary Committee that he doesn't plan on using federal resources to "go after" companies if they are complying with state law. That would be a reversal from the approach taken by his predecessor, former Attorney General Jeff Sessions, who vowed to pursue federal violations more aggressively. According to Erik Altieri, executive director of the National Organization for the Reform of Marijuana Laws (NORML), Barr's stance is a good sign for advocates but it remains to be seen if his actions will follow through on his pledge. Our business could end and investors could lose their total investment in the company if there is no reversal in Sessions’ approach.

On June 20, 2019, the United States House of Representatives passed a historic bipartisan amendment to the fiscal year 2020 Commerce-Justice-Science spending bill. By a vote of 267-165, the House approved the Blumenauer-McClintock-Norton Amendment which would protect state-legal cannabis programs from interference by the United States Department of Justice (DOJ). The amendment is named after the the three individuals who submitted it for consideration: Representative Earl Bluemenauer, a Democrat from Oregon, Tom McClintock, a Republican from California, and Eleanor Norton, a delegate from Washington D.C.

Currently, the spending bill does provide protection for state-legal medical cannabis programs from DOJ interference – but this amendment would protect both medical and recreational cannabis programs that are legal at the state level. The amendment would prohibit the DOJ from using funds to prevent any American state, territory, and Washington D.C. from approving and implementing laws authorizing marijuana use, distribution, possession, and cultivation. What remains uncertain is whether the current Republican-controlled Senate will support the amendment. Further, if the amendment makes it into the final spending bill approved by Congress, it will only remain in effect for one year. If the amendment does not garner approval from the Senate, then the DOJ will maintain the right to use its funding to prevent the approval and implementation of laws regarding recreational cannabis use at the state level, which could affect our business, and could impact our investors’ investment in our Company.

Our business is primarily dependent on state laws pertaining to the cannabis industry.

Currently, fourty-seven states and the District of Columbia currently have laws legalizing marijuana and CBD in some form. Continued development of the cannabis industry is dependent upon continued legislative authorization of cannabis at the state level. Any number of factors could slow or halt progress in this area. Further, progress in the cannabis industry, while encouraging, is not assured. While there may be ample public support for legislative action, numerous factors impact the legislative process. Further legalization attempts at the state level that creates bad public policy could slow or stop further development of the cannabis industry. Any one of these or other factors could slow or halt use of cannabis, which would negatively impact our business model.

The medical and recreational use cannabis industry presents substantial risks and uncertainty.

We plan to be engaged directly in business related to licensed medical cannabis industry in the State of Arizona and medical and recreational in Nevada, among other states. The relatively new development of the medical and recreational use cannabis industry presents numerous and material risks. Many of those risks are not inherent in other developing or mature industries. Many of the risks are unknown and the consequences to our business are speculative. The risks range from the uncertainty as to how the laws and regulations will be applied, to the potential catastrophic collapse of the medical and recreational use cannabis industry nationally or in the states we operate in that might result from changes in laws or the enforcement of existing laws, for example, to the failure of individual businesses that might result from the volatile market conditions that sometimes accompany the development of new markets and industries. Included in the risks is the potential that regulatory authorities could conclude that we provide products and/or engage in other activities that are illegal under the applicable state laws despite the company’s intentions and efforts to not engage in any illegal activities. Such numerous and material risks, the diversity of those risks, and the uncertainty associated with those risks, will likely cause an investment in the Company to be highly speculative and significantly more risky than other similar investments.

We may be unable to secure a local and/or State license to conduct our business, which could lead to a loss in your investment.

Businesses that wish to conduct commercial cannabis operations, either for medicinal or adult-use cannabis, are required to obtain the pertinent municipal and State licenses, dependent on the state. License applications for new operations in each state maintain stringent requirements and are highly competitive; as such, there are no guarantees of license issuance for a license. Failure to secure and maintain a license for our operations would prevent us from legally conducting any commercial cannabis operations in the jurisdictions in which we operate, and thus an investment in our Company carries a great amount of risk.

Our business may be negatively impacted by environmental factors, including unfavorable weather patterns and pesticide contamination.

Cannabis cultivation is an extensive, complicated, and delicate process, and a successful harvest is reliant on a myriad factors including, but not limited to,: lighting, fertilization, technique, sunlight, temperature, and proper application of pesticides. Variance in any one of these factors may result in a tainted or destroyed harvest that will be unfit for distribution. Further, pesticide contamination may prompt recall and public-safety alerts, and any contamination detected may also result in product removal from retail dispensaries.

We may have difficulty accessing the service of banks, which may make it difficult for us to operate.

On February 14, 2014, the U.S. government issued rules allowing banks to legally provide financial services to state-licensed cannabis businesses. A memorandum issued by the Justice Department to federal prosecutors reiterated guidance previously given, this time to the financial industry that banks can do business with legal marijuana businesses and “may not” be prosecuted. The Treasury Department's Financial Crimes Enforcement Network (FinCEN) issued guidelines to banks noting that it is possible to provide financial services to state-licensed cannabis businesses and still be in compliance with federal anti-money laundering laws. The guidance, however, falls short of the explicit legal authorization that banking industry officials had requested the government provide, and, to date, it is not clear if any banks have relied on the guidance to take on legal cannabis companies as clients. The aforementioned policy can be changed, including in connection with the recent change in presidential administration, and any policy reversal and or retraction could result in legal cannabis businesses losing access to the banking industry.

Because the use, sale and distribution of cannabis remains illegal under federal law, most banks will not accept deposits from or provide other bank services to businesses involved with cannabis, and the banks that do provide banking services to companies related to the cannabis industry do not advertise their position and require greater oversight of the depositor relationship. The limited ability to open bank accounts may make it difficult for us to operate.

Although we currently have a bank account, our ability to open additional bank accounts or maintain our current accounts is subject to change. In the future may be difficult or impossible to deposit cannabis related funds and other amounts owed to the Company which may make it difficult for us to do business under the current business plans.

Our insurance coverage may be inadequate to cover all significant risk exposures.

Our business will be exposed to liabilities that are unique to the industry we operate in. While we intend to maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover all claims or liabilities, and we may be forced to bear substantial costs resulting from risks and uncertainties of our business. It is also not possible to obtain insurance to protect against all operational risks and liabilities. The failure to obtain adequate insurance coverage on terms favorable to us, or at all, could have a material adverse effect on our business, financial condition and results of operations. Further, we do not have any business interruption insurance. Any business disruption or natural disaster could result in substantial costs and diversion of resources.

Additionally, we may have a more difficult time acquiring insurance that is otherwise readily available, such as property insurance, workers compensation, general liability, and directors and officers insurance, and may become more expensive because we may be deemed to participate either directly or indirectly in the cannabis industry. There are no guarantees that we will be able to find such insurances in the future, or that the cost will be affordable to them. If we are forced to go without such insurances, it may affect our decision business, may inhibit our growth, and may expose us to additional risk and financial liabilities.

Risks Associated with Our Capital Stock

Because we became a reporting company under the Exchange Act by means other than a traditional underwritten initial public offering, we may not be able to attract the attention of research analysts at major brokerage firms.

Because we did not become a reporting company by conducting an underwritten initial public offering, or IPO, of our common stock, and because we will not be listed on a national securities exchange, security analysts of brokerage firms may not provide coverage of our company. In addition, investment banks may be less likely to agree to underwrite secondary offerings on our behalf than they might if we were to become a public reporting company by means of an IPO because they may be less familiar with our company as a result of more limited coverage by analysts and the media, and because we became public at an early stage in our development.

Our common stock may become subject to the SEC's penny stock rules, which may make it difficult for broker-dealers to complete customer transactions and could adversely affect trading activity in our securities.

The SEC has adopted regulations which generally define "penny stock" to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock may be less than $5.00 per share for some period of time and therefore would be a "penny stock" according to SEC rules, unless we are listed on a national securities exchange. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•	make a special written suitability determination for the purchaser;
•	receive the purchaser's prior written agreement to the transaction;
•	provide the purchaser with risk disclosure documents which identify certain risks associated with investing in "penny stocks" and which describe the market for these "penny stocks" as well as a purchaser's legal remedies; and
•	obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a "penny stock" can be completed.

If required to comply with these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected.

The market price of our common stock may be volatile and may fluctuate in a way that is disproportionate to our operating performance.

Our stock price may experience substantial volatility as a result of a number of factors, including:

•	sales or potential sales of substantial amounts of our common stock;
•	the success of competitive products or technologies;
•	announcements about us or about our competitors, including new product introductions and commercial results;
•	the recruitment or departure of key personnel;
•	developments concerning our licensors or manufacturers;
•	litigation and other developments;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	variations in our financial results or those of companies that are perceived to be similar to us; and
•	general economic, industry and market conditions.

Many of these factors are beyond our control. The stock markets in general, and the market for cannabis companies in particular, have historically experienced extreme price and volume fluctuations. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors could reduce the market price of our common stock, regardless of our actual operating performance.

We have never paid and do not intend to pay cash dividends.

We do not intend to declare dividends for the foreseeable future, as we anticipate that we will reinvest any future earnings in the development and growth of our business.

Our executive officers and directors, and affiliate shareholders, have the ability to control all matters submitted to stockholders for approval.

Our executive officers, directors, and affiliate shareholders hold collectively 28,324,488 shares of our outstanding common stock or 44.51% of the total vote, and as such, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act collectively, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

Provisions under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management.

In addition to our corporate charter and our bylaws, because we are incorporated in Delaware, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any holder of at least 15% of our capital stock for a period of three years following the date on which the stockholder became a 15% stockholder.

We will incur increased costs as a result of operating as a public reporting company, and our management will be required to devote substantial time to new compliance initiatives.

As a public reporting company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC, have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance.

We currently have outstanding, and we may, in the future issue instruments which are convertible into shares of common stock, which will result in additional dilution to you.

We currently have an outstanding instrument which is convertible into shares of common stock, and we may need to issue similar instruments in the future. In the event that these convertible instruments are converted into shares of common stock outstanding stock, or that we make additional issuances of other convertible or exchangeable securities, you could experience additional dilution. Furthermore, we cannot assure you that we will be able to issue shares or other securities in any other offering at a price per share that is equal to or greater than the price per share paid by investors or the then current market price.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Currently the Company leases approximately 4,202 square feet of office space in Phoenix, Arizona, at a monthly rent of $6,480. The lease includes all utilities, was effective September 1, 2019, with a 5 year term.

The Company owns approximately 50 acres in Southern Arizona that is zoned to grow and cultivate medical marijuana flower. The Company is currently utilizing 5 acres which was acquired in May 2017 which includes a 10,000 square foot, state-of-the-art indoor manufacturing facility with 10,000 square feet of additional capacity which passed inspections to operate June 4, 2019 and is currently in production. The facility now totals 20,000 square-feet consisting of 8 flower rooms, just over 1,000 square-feet of nursery space, an upgraded extraction laboratory, for increased manufacturing capabilities. On April 20, 2018, the Company entered into an agreement for the purchase of approximately 44 acres of land from an affiliate of a founding member of BSSD, its now wholly owned subsidiary. The purchase price of the property was $3,000,000, payable as follows; (i) $200,000 deposited with escrow agent as an initial earnest money deposit in April 2018, (ii) on or before February 1, 2019, the Company will deposit an additional $800,000 into escrow as additional earnest money deposit and (iii) the balance of the purchase price shall be paid via a promissory note. The earnest money amounts are non-refundable. The Company has negotiated an amendment to this agreement that will spread the $800,000 payment over the course of time. As of September 30, 2019, the Company had paid a total of $600,000 which was deposited in escrow, and classified as a long-term asset on the consolidated balance sheet as of September 30, 2019. As of the date of these financial statements, a total of $600,000 has been deposited in escrow.

Item 3. Legal Proceedings.

From time to time, we may become subject to various legal proceedings that are incidental to the ordinary conduct of its business. Although we cannot accurately predict the amount of any liability that may ultimately arise with respect to any of these matters, it makes provision for potential liabilities when it deems them probable and reasonably estimable. These provisions are based on current information and may be adjusted from time to time according to developments. Other than the foregoing we are not aware of any material litigation.

Item 4. Mine Safety Disclosures.

Not applicable.

PART III

Item 5. Market for Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information

Our common stock is currently quoted on the OTC Bulletin Board. Our common stock has been quoted on the OTC Bulletin Board since November 3, 2011 under the symbol “CDYY.OB.” On November 9, 2012, our symbol was changed to “AIRW.OB” to reflect the Company’s name change. On December 21, 2016 we filed a Form 15-12G and down listed to the OTC Pink sheets. On April 27, 2018, the Company’s ticker symbol was changed to “INLB”. Because we are quoted on the OTC Markets, our common stock may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if it were listed on a national securities exchange.

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

Fiscal Quarter	High	Low

First Quarter (Oct. 1, 2017 – Dec. 31, 2017)	$3.40	$0.252
Second Quarter (Jan. 1, 2018 – Mar. 31, 2018)	2.80	1.80
Third Quarter (Apr. 1, 2018 – Jun. 30, 2018)	4.20	2.20
Fourth Quarter (Jul. 1, 2018 – Sept. 30, 2018)	3.00	1.65

First Quarter (Oct. 1, 2018 – Dec. 31, 2018)	$7.00	$1.50
Second Quarter (Jan. 1, 2019 – Mar. 31, 2019)	$6.00	$3.50
Third Quarter (Apr. 1, 2019 – Jun. 30, 2019)	7.10	2.02
Fourth Quarter (Jul. 1, 2019 – Sept. 30, 2019)	4.99	2.15

Record Holders

As of September 30, 2019, there were 63,643,005 common shares issued and outstanding, which were held by 303 stockholders of record.

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

Securities Authorized for Issuance under Equity Compensation Plans

On June 21, 2019, our shareholders voted to approve the 2019 Equity Incentive Plan (the “2019 Plan”). Pursuant to the 2019 Plan, the maximum aggregate number of Shares available under the Plan through awards is the lesser of: (i) 6,000,000 shares, increased each anniversary date of the adoption of the plan by 2 percent of the then-outstanding shares, or (b) 10,000,000 shares. We have 6,000,000 shares available for issuance under the 2019 Plan.

Common Stock

We are authorized to issue 2,000,000,000 shares of Common Stock, $0.0001 par value per share (the “Common Stock”). As of September 30, 2019, there were 63,643,005 shares of Common Stock issued and outstanding. As of January 13, 2020 there were 63,652,620 shares of common stock issued and outstanding.

The holders of our Common Stock have equal ratable rights to dividends from funds legally available therefore, when, as and if declared by our board of directors. Holders of Common Stock are also entitled to share ratably in all of our assets available for distribution to holders of Common Stock upon liquidation, dissolution or winding up of the affairs.

The holders of shares of our Common Stock do not have cumulative voting rights, which means that the holders of more than 50% of such outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose and in such event, the holders of the remaining shares will not be able to elect any of our directors. The holders of 50% percent of the outstanding Common Stock constitute a quorum at any meeting of shareholders, and the vote by the holders of a majority of the outstanding shares or a majority of the shareholders at a meeting at which quorum exists are required to effect certain fundamental corporate changes, such as liquidation, merger or amendment of our articles of incorporation.

Holders of our Common Stock may resell their shares of Common Stock, pursuant to Rule 144 under the Securities Act (“Rule 144”), one year following the date of acquisition of such securities from the Company until such time that the Company becomes subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act. Holders of our Common Stock may resell their shares of Common Stock, pursuant to Rule 144 six months following the date of acquisition of such securities from the Company or an affiliate of the Company after the Company has been subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act, for a period of at least 90 days immediately before such sale, and has filed all required reports under the Exchange Act (other than reports on Form 8-K) during the preceding 12 months (or such shorter period as the Company was required to file such reports). If the condition set forth above relating to the Company having filed all required reports under the Exchange Act is not satisfied, holders of our Common Stock may resell their shares of Common Stock, pursuant to Rule 144, one year following the acquisition of such securities from the Company or an affiliate of the Company.

Shares of our Common Stock are registered at the office of the Company and are transferable at such office by the registered holder (or duly authorized attorney) upon surrender of the Common Stock certificate, properly endorsed. No transfer shall be registered unless the Company is satisfied that such transfer will not result in a violation of any applicable federal or state securities laws.

Convertible Instruments

The following is a description of the material terms of our convertible instruments which remain outstanding as of September 30, 2019:

On September 13, 2018, the Company entered into a Loan and Revenue Participation Agreement with Viridis Group I9 Capital LLC (“Viridis”) in which Viridis has agreed to loan the Company up to $2.7 million for the expansion of the Company’s Arizona and Nevada properties (see Note 12). As of September 30, 2018, the Company has received $1,500,000 of proceeds from Viridis in the form of a promissory note. The $1,500,000 proceeds were utilized to acquire a 20% ownership in Strive Management, LLC as described in Notes 1 and 8. In exchange for the loan, Viridis will be repaid in the form of waterfall revenue participation schedules. Viridis shall receive 5% of the Company’s gross revenues from Nevada operations, until the loan is repaid, 2% until repaid 200% of the amount loaned, and 1% of gross revenues in perpetuity or until a change in control. Payments on the loan will commence 90 days after the Nevada operation begins earning revenue. Parties acknowledge that the Company is expected to own only 51% of the Nevada operations, and therefore Viridis’ revenue participation is limited to the Company’s interest.  Initially, interest was charged on the Arizona loan of $1.2 million at an annual rate of 2.9% and the Nevada loan of $1.5 million accrued no interest. On August 27, 2019, Viridis agreed to subordinate its security position in the properties if necessary for future financing. In return, interest will be charged at an annual rate of 6% beginning on August 26, 2019 and Viridis will receive One million shares of the Company’s common stock in tranches upon subordination.

The Company has one convertible note payable with principal balances totaling $20,000 which was due in August 2012, is unsecured, carry an interest rate of 8% and are convertible to common stock at $.50 per share.

Dividends

We have not paid any cash dividends to our shareholders. The declaration of any future cash dividends is at the discretion of our Board of Directors and depends upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Stock Transfer Agent

Our transfer agent is Nevada Agency and Transfer Company, Inc., 50 West Liberty Street, Suite 880 Reno Nevada 89501.

Item 6. Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

You should read the following discussion of our financial condition and results of operations together with our audited consolidated financial statements and interim unaudited condensed consolidated financial statements and notes to such financial statements included elsewhere in this 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed under “Item 1A. Risk Factors” and other sections in this 10-K.

Overview

Item 9 Labs produces premium cannabis and cannabis related products in a rapidly growing market. We currently offer more than 300 products that we group in the following categories: flower; concentrates; distillates; and hardware. Our product offerings will continue to grow as we develop new products to meet the needs of the end-users. We make our products available to consumers through licensed dispensaries in Arizona. In just over a year from our first product delivery, Item 9 Labs’ products are now carried in more than 40 dispensaries throughout the state of Arizona.

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

We expanded our assets in November 2018 with the acquisition of the majority of the assets of AZ DP Consulting LLC. The acquisition was treated as a business combination for financial reporting purposes. The acquisition was valued at $9,270,000, $1,500,000 in cash and $7,770,000 (3 million shares valued at $2.59/share) of the Company’s restricted common stock. As part of the acquisition, the owner of AZ DP Consulting LLC, Sara Gullickson came aboard Item 9 Labs Corp. as CEO. We acquired numerous web domains, including dispensarypermits.com and dispensarytemplates.com, amongst many others, marijuana business templates, a workforce, tradenames and customer lists. The consulting side of the business provides dispensary application services to its clients, and through the acquisition, provides Item 9 Labs Corp. with synergistic partnerships for growth into new markets. Through nine months of operating the business, we concluded that the assets, as recorded at the acquisition date were impaired. The impairment is included in the results of operations, totaling $5,758,827. Subsequent to year end, in November 2019, Sara Gullickson resigned as CEO. As part of her resignation, she and the Company mutually agreed on an amendment to her employment agreement in which she would cancel and return 2,300,000 shares of the common stock she obtained in the acquisition in exchange for a reduction in the duration of her non-compete agreement from 3 years to 4 months.

Our Arizona cannabis operations saw significant expansion as well, both in our physical and geographic footprint. Our physical footprint expanded with the addition of a 2nd 10,000 square foot facility, more than doubling our cultivation and processing space for Arizona. Our geographic footprint grew as we increased the number of dispensaries our products are offered in, from around 45 at the beginning of the year, to over 70 by the end of the year.

Item 9 Labs Corp. continued its expansion plans into other states during the year as well as we broke ground in Nevada and spent over $3.5 million on our 20,000 square foot cultivation and processing facility.

We will expand into other markets through various methods, and will utilize strategic partnerships as necessary to provide the synergies to assist in our growth. As part of this expansion plan, we acquired land in Pahrump, Nevada to build our second production facility. Through partnerships, we obtained cultivation, production and distribution licenses in the state of Nevada.

Results of Operations

	Year Ended September 30, 2018	Year Ended September 30, 2019

Revenues, net	$1,401,858	$4,933,960
Cost of services	1,018,109	2,556,189
Gross profit	389,749	2,377,771

Operating expenses	1,037,567	12,518,810

Loss from operations	(653,818)	(10,141,039)

Other income	32,643	192,401

Income from disc Ops	21,280	0
Income tax expense	(88,826)	0

Net loss	$(710,001)	$(9,948,638)

Revenues

Total Revenues for the year ended September 30, 2019 were $4,933,960 compared to the revenue for the period ended September 30, 2018 of $1,401,858, an increase of $3,532,102 or 252%. This increase was primarily due to an overall increase in monthly sales as production and demand for our products grew. Management anticipates revenues to continue to grow as the revenue trends are positive month over month.

Costs of Services

Costs of services consist primarily of labor, materials, supplies and utilities. Costs of services as a percentage of revenues was 52% for the year ended September 30, 2019 compared to 73% for the period ended September 30, 2018, consisting of certain costs, predominantly labor and materials increased at a higher rate to ramp up production. Management believes these costs will increase at a much lower rate than revenues and production in future periods, which will lead to higher profit margins than these historical figures illustrate.

Gross Profit

Gross profit for the year ended September 30, 2019 was $2,377,771 compared to $383,749 for the year ended September 30, 2018. The increase was due to the ramp up in operations and continued improvement in the operating capacity of the Company’s cultivation and processing facilities.

Operating Expenses

Total operating expenses for the year ended September 30, 2019 were $12,518,810 compared to $1,037,567 for the year ending September 30, 2018, an increase of $11,481,243. Operating expenses as a percentage of gross profit increased from 270% to 526% for the periods compared. Management believes this ratio will decrease going forward as the expectation is that revenues will continue to grow at a much higher rate than operating expenses. $5,758,827 of the Company’s operating expenses for the year ended September 30, 2019 are a loss on impairment of goodwill and other intangible assets, and $376,430 is a provision for bad debt, both items that management does not believe to be indicative of future results. Additionally, $1,067,617 of the Company’s operating expenses in 2019 were paid through the issuance of shares of common stock of the Company compared to $103,774 in 2018. The loss on impairment was determined by comparing the fair value of the acquired assets as of September 30, 2019 to the carrying amounts recorded on the consolidated financial statements. The Company utilized the projected future cash flows of the acquired assets and a weighted average cost of capital of 11.4% to calculate the estimated fair value of the assets.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and has incurred net losses since its inception. These losses, with the associated substantial accumulated deficit, are a direct result of the Company’s planned ramp up period as it is pursuing market acceptance and geographic expansion. In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheets is dependent upon continued operations of the Company which in turn is dependent upon the Company’s ability to meet its financing requirements, and the success of its future operations. The Company operates in a new, developing industry with a variety of competitors. These factors raise substantial doubt about the Company’s ability to continue as a going concern. As a result, the Company’s independent registered public accounting firm included an emphasis-of-matter paragraph with respect to the accompanying consolidated financial statements, expressing uncertainty regarding the Company’s assumption that it will continue as a going concern.

In order to continue as a going concern, the Company will need to generate additional revenue and obtain additional capital to fund its operating losses and service its debt. Management’s plans in regard to these matters are described as follows:

Sales and Marketing. Historically, the Company has generated the majority of its revenues by providing its products to dispensaries throughout the state of Arizona. The Company’s revenues have increased significantly since its inception in May 2017, and continue to grow as of the date of these consolidated financial statements. Management will continue its plans to increase revenues in the Arizona market by providing superior products. Additionally, as capital resources become available, the Company will expand into additional markets outside of Arizona, with construction of a cultivation and processing facility well underway in Nevada.

Financing. To date, the Company has financed its operations primarily with loans from shareholders, private placement financings and sales revenue. Management believes that with continued production efficiencies, production growth, and continued marketing efforts, sales revenue will grow significantly, thus enabling the Company to reverse its negative cash flow from operations and raise additional capital as needed. However, there is no assurance that the Company’s overall efforts will be successful.

If the Company is unable to generate significant sales growth in the near term and raise additional capital, there is a risk that the Company could default on additional obligations, and could be required to discontinue or significantly reduce the scope of its operations if no other means of financing operations are available. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern.

As of September 30, 2019, the Company had $574,943 of cash and restricted cash and working capital of $(4,174,962) (current assets minus current liabilities), compared with $1,674,266 of cash and $2,054,260 of working capital as of September 30, 2018. The decrease of $6,229,222 in our working capital and $1,099,323 in cash was primarily due to investing in construction projects in Arizona and Nevada totaling $6,006,764, acquisition outlays of $1,500,000 and increase in deferred costs of $1,317,816. This was offset by stock sales totaling $5,885,003 and the issuance of debt of $3,251,714. The Company is an early stage growth company. It is generating cash from sales and is investing its capital reserves in current operations and new acquisitions that will generate additional earnings in the long term. The Company expects that its cash on hand and cash flows from operations, along with private and/or public financing, will be adequate to meet its capital requirements and operational needs for the next 12 months.

Cash Flows

The following table summarizes the sources and uses of cash for each of the periods presented:

	Year Ended September 30,	Year Ended September 30,
	2018	2019
Net cash used in operating activities	$(972,263)	$(2,393,428)
Net cash used in investing activities	(362,881)	(7,842,612)
Net cash provided by financing activities	2,995,550	9,136,717

Net increase (decrease) in cash and cash equivalents	$1,660,406	$(1,099,323)

Operating Activities

During the year ended September 30, 2019, operating activities used $2,393,428 of cash, primarily resulting from a net loss of $9,948,638 and net cash used in operating assets and liabilities of $260,815. There was significant non-cash activity that contributed to the net loss totaling $7,816,025 including a loss on impairment of $5,578,827, depreciation and amortization of $676,134, provision for bad debt of $376,430 and compensation paid in the form of stock of $1,067,617. Cash used by changes in operating assets and liabilities was primarily due to an increase in deferred costs of $1,317,816, and accounts receivable of $339,644, offset by an increase in accounts payable of $351,036, accrued interest of $663,827 and accrued expenses of $298,609.

During the year ended September 30, 2018, operating activities used $972,263 of cash, primarily resulting from a net loss of $688,721 and net cash used in operating assets and liabilities of $402,870. Cash used by changes in operating assets and liabilities was primarily due to an increase in accounts payable of $57,660, accrued payroll of $36,733, and accrued income tax of $88,826, offset by an increase in deferred costs of $577,681.

Investing Activities

During the year ended September 30, 2019, investing activities used $7,842,612 of cash, consisting primarily of payments totaling $6,006,764 in purchases of property and equipment, $400,000 in deposits made on a land acquisition, and $1,500,000 in acquisition outlays offset by $115,000 in cash received on short-term notes receivable.

During the year ended September 30, 2018, investing activities used $362,881 of cash, consisting primarily of payments totaling $340,244 in purchases of property and equipment, $200,000 in deposits made on a land acquisition, and $210,000 in extending notes receivable offset by $300,000 in cash received on the sale of Airware assets.

Financing Activities

During the year ended September 30, 2019, financing activities provided $9,136,717, which included proceeds from the sale of common stock of $5,885,003 and cash proceeds from notes payable of $3,251,714.

During the year ended September 30, 2018, financing activities provided $2,995,550, which included proceeds from the sale of common stock of $1,495,550 and cash proceeds from a note payable of $1,500,000.

Anticipated Capital Requirements

We estimate that our capital requirements to implement our expansion plan over the next 18 months will be approximately $15,000,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities, expansion rollout, identification of suitable acquisition targets, and our ability to raise capital necessary to conduct the aforementioned activities. We further anticipate incurring additional costs and expenses for accounting, legal, and other miscellaneous fees relating to compliance with SEC requirements.

Description	Estimated Expenses
Legal, Accounting & Other Registration Expenses	$350,000
Costs Associated with Being a Public Company	240,000
Trade Shows and Travel	50,000
Website Development	40,000
Rent	170,000
Advertising and Marketing	600,000
Staffing	2,750,000
General Working Capital	400,000
Cash Reserves	1,500,000
Business Acquisitions and Construction	7,000,000
License Applications	1,900,000
Total	$15,000,000

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. Note 1, “Description of Business and Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements included in this 10-K, describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates, and such differences may be material.

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

Use of Estimates – The preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. Significant estimates of the Company include but are not limited to accounting for depreciation and amortization, current and deferred income taxes, deferred costs, accruals and contingencies, carrying value of goodwill and intangible assets, collectability of notes receivable, the fair value of common stock and the estimated fair value of stock options and warrants. Due to the uncertainties in the formation of accounting estimates, and the significance of these items, it is reasonably possible that these estimates could be materially changed in the near term.

Fair Value of Financial Instruments – The carrying value of the Company’s financial instruments, consisting of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short term to maturity.  The Company’s long-term receivable resulting from the sale of Airware, notes receivable and notes payable were discounted to its estimated fair value.

Revenue – The majority of the Company’s revenue is associated with a customer contract that represents an obligation to perform services that are delivered at a single point in time.  Any costs incurred prior to the period in which the services are performed to completion are deferred and recognized as cost of services in the period in which the performance obligations are completed. Since the majority of the Company’s revenue is generated from one customer contract, the Company does not have material contract assets or liabilities that fall under ASC 606. For the year ended September 30, 2019, 90% of the Company’s revenue was generated for performance obligations completed in the State of Arizona and in 2018, 100% of the Company’s revenues was generated for performance obligations completed in the State of Arizona.

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

Income Taxes – The Company accounts for income taxes under FASB ASC 740, Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company has net operating loss carryforwards in excess of $27,000,000, though a portion of those losses will likely be disallowed due to the merger with BSSD Group, LLC and none of the carryforwards can be utilized until the Company is profitable. Due to these facts, the Company has decided to reserve for 100% of any deferred tax asset it may be entitled to.

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

At September 30, 2019, there were 656,112 shares underlying convertible notes payable, warrants and options.

Recently Issued Accounting Pronouncements

Adopted

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350). The update simplifies the process for assessing goodwill for impairment. The amended guidance removes the second step that was previously required. ASU 2017-04 is effective for us for the fiscal year ending September 30, 2021, with early adoption permitted for periods beginning after January 1, 2017. The Company adopted ASU 2017-04 on October 1, 2018.

Pending Adoption

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The update improves financial reporting about leasing transactions by requiring a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by lease terms of more than 12 months. We will adopt ASU 2016-02 in the first quarter of 2019 and are in the process of aggregating and evaluating lease arrangements and implementing new processes. Although we are still in the process of evaluating the impact of adoption of the ASU on our consolidated financial statements, we currently believe that the most significant change will be related to the recognition of a right-of-use asset and lease liability on our balance sheet for our real estate operating lease. The impact on our results of operations and cash flows is not expected to be material.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which provides guidance on measuring credit losses on financial instruments. The amended guidance replaces current incurred loss impairment methodology of recognizing credit losses when a loss is probable with a methodology that reflects expected credit losses and requires a broader range of reasonable and supportable information to assess credit loss estimates. ASU 2016-13 is effective for us on January 1, 2020, with early adoption permitted on January 1, 2019. We are assessing the provisions of this amended guidance; however, the adoption of the standard is not expected to have a material effect on our consolidated financial statements.

There have been no other recent accounting pronouncements or changes in accounting pronouncements that have been issued but not yet adopted that are of significance, or potential significance, to us.

Seasonality

We do not expect our sales to be impacted by seasonal demands for our products and services. Also, due to the fact we use indoor grow space, seasonality should not have any impact on our cultivation operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data.

Reference is made to our consolidated financial statements beginning on page F-1 of this report.

Item 9. Changes In And Disagreements with Accountants on Accounting and Financial Disclosure.

On January 7, 2020, Item 9 Labs Corp., a Delaware corporation (the “Company”) dismissed D. Brooks and Associates CPAs, P.A. (“D. Brooks and Associates”) as the independent registered public accountant and appointed Semple, Marchal & Cooper, LLP (“Semple”) as the Company’s independent registered public accounting firm as of January 7, 2020. The decisions to appoint Semple and dismiss D. Brooks and Associates were approved by the Board of Directors of the Company on January 7, 2020.

D. Brooks and Associates report on the consolidated financial statements of the Company for the years ended September 30, 2018 and 2017 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

During the Company’s two most recent fiscal years and through January 7, 2020, there were no disagreements on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference to the subject matter of the disagreements in connection with its reports on the Company’s consolidated financial statements for such periods.

For the year ended September 30, 2018 and through January 7, 2020, there have been no reportable events with the Company as set forth in Item 304(a)(1)(v) of Regulation S-K.

Prior to January 7, 2020, the Company did not consult with Semple regarding (1) the application of accounting principles to specified transactions, (2) the type of audit opinion that might be rendered on the Company’s financial statements, (3) written or oral advice was provided that would be an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issues, or (4) any matter that was the subject of a disagreement between the Company and its predecessor auditor as described in Item 304(a)(1)(iv) or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of September 30, 2019 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting:

Personnel: We need to add staff in the accounting department to allow for timely reporting and segregation of duties amongst personnel.

(b) Management's Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Our internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (GAAP).  Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2019.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework.  Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2019.

Pursuant to Regulation S-K Item 308(b), this Annual Report on Form 10-K does not include an attestation report of our company’s independent registered public accounting firm regarding internal control over financial reporting.

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

c) Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2019, there were no changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

ITEM 9B. Other Information.

There were no disclosures of any information required to be filed on Form 8-K during the three months ended September 30, 2019 that were not filed.

PART III

Item 10. Directors, Officers, and Corporate Governance.

The following table sets forth certain information regarding our current executive officers and directors as of January __, 2020:

Name	Age	Position
Andrew Bowden	32	Chief Executive Officer and Director
Bobby Mikkelsen	38	Chief Financial Officer, Secretary, Treasurer
Bryce Skalla	38	President and Director
Jeffrey Rassas	57	Chief Strategy Officer, Director
Chris Wolven	37	Chief Operating Officer
Ronald L. Miller, Jr.	55	Executive Chairman

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board. All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. Our Board of Directors appoints officers annually and each executive officer serves at the discretion of our Board of Directors.

Except Mr. Miller, as set forth in his biography below, none of the directors held any directorships during the past five years in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of such act, or of any company registered as an investment company under the Investment Company Act of 1940.

Director and Officer Biographical Information

Andrew Bowden

Chief Executive Officer of Item 9 Labs Andrew Bowden is bringing extensive experience with multitier Investment strategies in Real Estate, Software and sustainable investments. As CEO and co-founder of Bowden Investment Group for the previous 7 years Andrew brings his business experience and leadership to the forefront of Item 9 Labs. Andrew is also skilled and experienced with fundraising and partnering efforts which will extend our current portfolios with the right strategic partnerships.

Bobby Mikkelsen

Robert E. Mikkelsen is a Certified Public Accountant (CPA) in the State of Arizona and received his Bachelors degree in accounting in 2004 from the Eller College of Business, University of Arizona. After graduating from The Eller College of Business, Mr. Mikkelsen went on to work as an auditor for Henry & Horne, LLP in Arizona. Moving up the ranks quickly to Audit Manager, Mr. Mikkelsen utilized his analytical thinking and problem-solving skills to implement effective and efficient changes to the audit process as well as add value to the clients he served. Mr. Mikkelsen has worked with a client base that is diverse in both size and industry, working with small non-profits, large government agencies, and medium sized business, including those in health care, mental health, and pharmaceutical industries. After 11 years, in January 2016, Mr. Mikkelsen started his own firm, Mikkelsen CPA, LLC which focuses on serving clients in various industries with accounting, tax, and CFO Solutions. Mr. Mikkelsen is a member of the American Institute of Certified Public Accountants.

Bryce Skalla

As President of Item 9 Labs Corp, Bryce Skalla manages the Company’s day-to-day business operations. Prior to the Airware merger, Mr. Skalla was the co-founder & CEO of Item 9 Labs. As one of the founders and architects of Item 9’s business model, Mr. Skalla was instrumental in establishing Item 9 Labs as one of Arizona’s leading cannabis consulting companies and producers of high quality medical marijuana flower and products over the course of three years. During that period, he designed, developed, and capitalized on strategic opportunities, taking Item 9 from a 1,000 square-foot Caregiver Cultivation warehouse into the highly regulated Arizona Medical Marijuana industry with fifty acres zoned for cultivation.

Previously, Mr. Skalla operated a professional consulting firm focused around business solutions, from advertising and marketing services, to business structure and development. Mr. Skalla’s decision to enter the industry followed a diagnosis with a serious medical condition where he received Interferon, the most accepted medical treatment at the time. During this long and arduous treatment, he experienced firsthand the benefits of medical marijuana, which enabled him to successfully complete his medical regimen. Since this life changing experience, Mr. Skalla has dedicated himself to the normalizing and furthering of the education and use of medical cannabis.

Mr. Skalla obtained a certification in psychiatric rehabilitation from the Association of Psychiatric Rehabilitation Practitioners in 2008.

Jeffrey Rassás

Mr. Rassás serves as Executive Chairman of Item 9 Labs Corp. where he previously served as Chief Strategy Officer since April, 2018. Mr. Rassás is charged with guiding the Company’s strategic growth and advising the CEO and management team. Mr. Rassás is a twenty-year veteran of entrepreneurial ventures and business management. He has extensive experience in funding, leading, developing and performing corporate turnarounds for numerous private and public start-up ventures, across a variety of industries. Mr. Rassás served as CEO, President and Chairman of the Board of Airware Labs Corp since December 2012 Mr. Rassás served as CEO and Chairman of the Board of YouChange Holdings Corp, a publicly traded company on the OTC:QB trading symbol ticker YCNG. Mr. Rassás served as CEO of Global Alerts, a holding company for Earth911.com, Amberalert.com and Pets911.com, later merging with YouChange Holdings Corp and acquiring Quest Recycling to form Quest Resource Holdings Corporation now trading on NASDAQ under the ticker symbol, QRHC

Prior to these executive-level posts, Mr. Rassás was Co-chairman and CEO of ImproveNet, Inc., which he acquired through a merger in 2002, and later sold to IAC/InterActiveCorp (IACI). In addition, Mr. Rassás served as founder, CEO, and Chairman of the Board of EBIZ Enterprises, a publicly traded Linux solutions provider.

Chris Wolven

As Chief Operating Officer (COO) of Item-9 Labs Corp., Mr. Wolven provides the leadership, management and vision necessary to ensure that the company has the proper operational controls, administrative and reporting procedures, people and systems in place to effectively grow the organization and ensure financial strength and operating efficiency.  Mr. Wolven is  a 24-year restaurant industry expert, his extensive experience as a Regional Brand Chef with Fox Restaurant Concepts earned him world-class skills in analysis, strategy, and management. His time with Fox Restaurant Concepts found him working in a multi-unit, operational role, planning and executing successful, scaled business models. In that time, Mr. Wolven efficiently navigated the heavily regulated restaurant industry by adhering to regulations regarding the Health Department, OSHA, and cash management procedures. He was responsible for operations and food development for seven of the 15 brands under Fox Restaurant Concepts, spanning ten locations with over 1,000 employees. He oversaw creative development, financial planning, operational wellbeing, as well as the building and implementation of systems.

Mr. Wolven participated in over 60 restaurant openings across 13 states, and his region regularly brought in over $50 million in annual revenue. Through data analysis and strategic planning, he has time and time again lead ambitious teams to successfully write and implement some of the best business models in the restaurant industry

Ronald L. Miller, Jr.

Mr. Miller has served as Vice President, Chief Financial Officer, and Secretary of THAT’S EATERTAINMENT CORP., or TEC, since December 2015. Mr. Miller has been a principal of a predecessor and current subsidiary of TEC since February 2014 and has served as its Chief Financial Officer since April 2015. Mr. Miller also has served as a director and Chairman of the Audit Committee of Quest Resource Holding Corporation since October 2012. Quest is publicly traded on Nasdaq under the ticker symbol QRHC. Mr. Miller served as a director of one of Quest’s predecessors, Earth911, from July 2010 to October 2012. Mr. Miller served as Chief Executive Officer of Southwest Capital Partners , LLC, an investment banking firm, from September 2009 to March 2015. He served as a Managing Director of CKS Securities LLC, an investment banking firm, from February 2010 to December 2011. Mr. Miller served as Vice Chairman of Miller Capital Markets, LLC, a Scottsdale, Arizona headquartered boutique investment banking firm from May 2009 to August 2009. He served as Chief Executive Officer of Alare Capital Partners, LLC, a Scottsdale-based investment banking and strategic advisory firm, from September 2005 to May 2009. From 2001 to 2005, Mr. Miller served as a Managing Director of The Seidler Companies Incorporated, an investment banking firm and member of the NYSE. Mr. Miller served from 1998 to 2001 as a Senior Vice President and was instrumental in the opening of the Phoenix, Arizona office of Wells Fargo Van Kasper. From 1994 to 1998, Mr. Miller served as Senior Vice President of Imperial Capital, and from 1993 to 1994, was associated with the Corporate Finance Department of Ernst & Young. Mr. Miller began his career in the M&A department of PaineWebber, Inc.

Identification of Significant Employees

We have no significant employees other than our officers and directors.

Family Relationship

We currently do not have any officers or directors of our Company who are related to each other, with the exception of Mr. Wolven who is the son in law of Mr. Rassas.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

(1) had a petition under the Federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2) has been convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) has been the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

(i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii) Engaging in any type of business practice; or

(iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4) has been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in (3)(i) above, or to be associated with persons engaged in any such activity;

(5) has been found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6) has been found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7) has been the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i) Any Federal or State securities or commodities law or regulation; or

(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8) has been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Committees

The Board has three standing committees to facilitate and assist the Board in the execution of its responsibilities. The committees are currently the Audit Committee, the Nominating and Corporate Governance Committee, and the Compensation Committee. The Committees were formed in June 2019. The Audit and Compensation Committees are comprised of at least one non-employee, independent director and two additional directors. The Nominating and Corporate Governance Committee has one independent director and one management director. The discussion below describes current membership for each of the standing Board committees.

Audit Committee	Compensation Committee	Nominations and Governance
Ronald Miller (Chairman)	Andrew Bowden	Ronald Miller (Chairman)
Andrew Bowden	Ronald Miller (Chairman)	Andrew Bowden
Jeffrey Rassas	Bryce Skalla

Audit Committee and Audit Committee Financial Expert

On June 21, 2019, the Company established an audit committee and adopted its audit committee charter. The Company does have an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. All current members of the Board of Directors have sufficient financial expertise for overseeing financial reporting responsibilities.

The Company's audit committee should consist of two independent members of the board of directors. The audit committee's duties include, but are not limited to, recommending to the Company's board of directors the engagement of an independent registered public accounting firm to audit the Company's financial statements and to review the Company's accounting and auditing principles. The audit committee reviews the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Company's board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Conduct and Ethics

On June 21, 2019, the Company's Board of Directors established and adopted a Code of Conduct and Ethics (the "Code") that applies to our directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer.

Item 11. Executive Compensation.

Compensation of Officers Summary Compensation Table

The following tables set forth certain information about compensation paid, earned or accrued for services by our executive officers in the fiscal years ended September 30, 2019, and September 30, 2018.

A summary of cash and other compensation paid  in accordance with management consulting contracts for our executives and directors for the most recent two years is as follows:

Name and Principal					Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All other compensation	Total
Position	Title	Year	Salary ($)	Bonus ($)	($)	($)	($)	($)	($)	($)
(a)		(b)	(c)	(d)	(e)	(f)(9)	(g)	(h)	(i)	(j)
Andrew Bowden (1)	CEO and Director	2018	$0	$0	$0	$0	0	0	0	$0
		2019	$12,000	$0	$0	$0	0	0	0	$12,000
Robert Mikkelsen(2)	CFO, Secretary	2018	$9,998	$0	$0	$0	0	0	0	$9,998
	and Treasurer	2019	$119,808	$0	$0	$0	0	0	0	$119,080
Bryce Skalla (3)	President and	2018	$66,773	$0	$0	$9,054	0	0	0	$75,827
	Director	2019	$170,758	$0	$0	$0	0	0	0	$170,758
Jeffrey Rassas (4)	Director,	2018	$149,045	$0	$0	$9,054	0	0	0	$158,099
	CSO	2019	$206,051	$0	$0	$0	0	0	0	$206,051
Chris Wolven(5)	COO	2018	$0	$0	$0	$0	0	0	0	$0
		2019	$109,616	$0	$0	$0	0	0	0	$109,616
Ronald L. Miller Jr.(6)	Director (Chairman)	2018	$0	$0	$0	$9,054	0	0	0	$9,054
		2019	$16,000	$0	$0	$0	0	0	0	$16,000
Sara Gullickson(7)	Former CEO and Director	2018	$31,250	$0	$0	$0	0	0	0	$31,250
		2019	$161,538	$0	$0	$0	0	0	0	$161,538
Jessica Smith (8)	Former CFO	2018	$57,500	$0	$0	$0	0	0	0	$57,500
		2019	$30,000	$0	$0	$0	0	0	0	$30,000

Notes to Summary Compensation Table:

(1)	Bowden has been a director since September 11, 2018 and CEO since November 18, 2019; Bowden received no cash compensation during fiscal year 2018. In 2019, Bowden received monthly cash of $2,000 for services on the board. Upon appointment as CEO, Bowden receives a salary of $200,000.

(2)	On October 15, 2018, Mikkelsen accepted the position of CFO with an annual salary of $130,000. Mikkelsen was compensated in 2018 for services provided to the company under a consulting agreement.

(3)	On March 26, 2018, Skalla was accepted the position of CEO then moved to the position of President on November 26, 2018. Mr. Skalla’s current annual salary is $187,000. Mr. Skalla was also granted $7,500 in stock options on May 8, 2018.

(4)	On July 16, 2013, the Company entered into a Severance Agreement (the “Agreement”) with Jeffrey Rassas, the Company’s Chief Executive Officer (“Mr. Rassas”) pursuant to which Mr. Rassas will be entitled to the following severance benefits: (i) the Company shall pay to Mr. Rassas his base salary for a period of 12 months following termination without cause; (ii) Mr. Rassas shall be paid any earned and unpaid bonus due; and, (iii) and all unvested stock-based compensation held by Mr. Rassas shall vest as of the date of termination. The preceding description of the Agreement is a brief summary of its terms and does not purport to be complete, and is qualified in its entirety by reference to the Severance Agreement, a copy of which was filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on July 16, 2013 and is incorporated herein by reference. Rassas was also granted $7,500 in stock options on May 8, 2018.

(5)	In January 2019, Wolven accepted the position of COO with an annual salary of $150,000. Wolven’s compensation includes $25,000 in stock options vesting every 90 days.

(6)	On May 8, 2018, Miller was granted stock options totaling $7,500. Miller received no cash compensation during the fiscal year 2018, though beginning in January 2019 receives $2,000 for service on the board.

(7)

On November 26, 2018, the Company entered into an Employment Agreement with Gullickson for a term of 3 years at a base salary of $200,000 per year with incentive and performance bonuses. On November 15, 2019, Gullickson voluntarily resigned as CEO and director of the Company. Gullickson and the Company mutually agreed to amend the terms of the employment agreement and non-competition agreement between Ms. Gullickson and the Company dated November 26, 2018 pursuant to which (i) the non-competition period shall be reduced from three (3) years to four (4) months; (ii) Ms. Gullickson shall receive her full salary and health benefits for four (4) months from the resignation date (a significantly reduced period of time); and (iii) Ms. Gullickson shall cancel and return to treasury an aggregate amount 2,300,000 restricted shares of Company Common Stock.

(8)

On September 20, 2012, the Company entered into an agreement with a company owned by its former CFO for her services as CFO on a contract basis in exchange for a fixed monthly fee; Ms. Smith resigned effective October 15, 2018.

(9)	On May 8, 2018, the Company granted 22,500 stock options to board members. The options are exercisable at $2.40 per share with a ten year term. The options will vest equally over three years unless there is a change of control of the Company. The Company has calculated the estimated fair market value of the options granted using the Black-Scholes Option Pricing model and the following assumptions: stock price at valuation, $2.40, expected term of 10 years, exercise price of $2.40, a risk free interest rate of 1.41%, a dividend yield of 2.99% and a volatility of 34.72%.

Consulting Agreements, Employment Agreements and Other Arrangements

Other than the foregoing as set forth in the Notes to Summary Compensation Table, the Company has no agreement that provides for payment to executive officers at, following, or in connection with the resignation, retirement or other termination, or a change in control of Company or a change in any executive officer's responsibilities following a change in control.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes the outstanding equity awards to our executive officers and directors as of September 30, 2019.

OPTION AWARDS*
Name	Number of Common Shares Underlying Unexercised Options (#) Exercisable	Number of Common Shares Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Andrew Boden	nil	nil	nil	—	—
Total	nil	nil	nil	—	—
Robert Mikkelsen	nil	nil	nil	—	—
Total	nil	nil	nil	—	—
Bryce Skalla	0	7,500	nil	$2.40	5/8/2028
Total	nil	7,500	nil	—	—
Jeffrey Rassas	33,334	16,667	nil	$6.00	1/25/2023
	5,556	11,112	nil	$2.20	10/4/2023
	5,556	11,112	nil	$5.00	9/5/2024
	0	7,500	nil	$2.40	5/8/2028
Total	44,446	38,889	nil	—	—
Chris Wolven	nil	nil	nil	—	—
Total	nil	nil	nil	—	—
Ronald L. Miller, Jr.	nil	7,500	nil	$2.40	5/8/2028
Total	nil	7,500	nil	—	—
Sara Gullickson (1)	nil	nil	nil	—	—
Total	nil	nil	nil	—	—

*There are 294,991 total options outstanding as of September 30, 2019

(1) Gullickson resigned November 15, 2019

Stock Option Plan and other Employee Benefits Plans

On June 21, 2019, our board and shareholders voted to approve the 2019 Equity Incentive Plan (the “2019 Plan”). Pursuant to the 2019 Plan, the maximum aggregate number of Shares available under the Plan through awards is the lesser of: (i) 6,000,000 shares, increased each anniversary date of the adoption of the plan by 2 percent of the then-outstanding shares, or (b) 10,000,000 shares. We have 6,000,000 shares available for issuance under the 2019 Plan as of September 30, 2019.

Compensation of Directors

As of September 30, 2018, there was no cash compensation paid to directors for their service on our board of directors, however, beginning in January 2019 independent board members began to receive $2,000 per month for service on the board.

Compensation Committee

On June 21, 2019, the Company's Board of Directors established a compensation committee of the Board of Directors and adopted a Compensation Committee Charter. The Compensation Committee is made up of three members, two of which are independent members of the Board of Directors, each of whom will serve for a term of one year. The purpose of the Committee is to assist the Board in fulfilling its oversight responsibilities related to the Company's compensation structure and compensation, including equity compensation, if any, paid by the Company.

Code of Ethics

Our Board of Directors adopted a Code of Conduct and Ethics (the "Code") on June 21, 2019, which applies to our officers, directors and employees. The purpose of the Code is to deter wrongdoing and to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
•	full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submits to, the Securities and Exchange Commission ("SEC") or NASDAQ, and in other public communications made by the Company;
•	compliance with applicable laws and governmental rules and regulations;
•	the prompt internal reporting of violations of the Code to an appropriate person or persons identified in the Code; and
•	accountability for adherence to the Code.

A copy of the Code has been filed previously as Exhibit 14.1 to our Form 10 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management Related Shareholder Matters.

The following tables set forth, as of January 13, 2019, certain information concerning the beneficial ownership of our capital stock by:

•	each stockholder known by us to own beneficially 5% or more of any class of our outstanding stock;
•	each director;
•	each named executive officer;
•	all of our executive officers and directors as a group; and
•	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of any class of our outstanding stock.

As of September 30, 2019, the Company had authorized 2,000,000,000 shares of common stock, par value $0.0001, of which there were 63,643,005 shares of common stock outstanding. As of January 13, 2020, the authorized stock remained the same and there were 63,652,620 shares of common stock issued and outstanding.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of January 13, 2020 are considered outstanding and beneficially owned by the person holding the options for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, we believe the persons and entities in this table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable.

Security Ownership of Certain Beneficial Owners & Management

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership (1)
Directors and Officers: (1)
Andrew Bowden (2)	5,200,000	8.17%

Robert Mikkelsen(3)	0	0.00%
Ronald L. Miller, Jr. (4)	32,501	0.05%
Bryce Skalla (5)(9)	5,217,036	8.67%

Jeffrey Rassas (6)	1,833,349	2.88%

Christopher Wolven (7)	278,845	0.44%

All directors and officers as a group (6 people)	12,561,731	20.21%

Beneficial Shareholders greater than 5%
Stockbridge Enterprises LP (8)
7377 E Doubletree Ranch Rd Suite 200	4,884,048	7.67%
Scottsdale, AZ 85258
Sean Dugan (9)	8,144,712	12.80%

Mark Murro III (9)	6,227,044	9.78%

Andrew Poirier (9)	7,618,045	11.97%

Carlos Curiel (9)	4,026,924	6.33%

(1) Applicable percentage of ownership is based on 63,652,620 shares of common stock outstanding on January 13, 2020. Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of January 13, 2020, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days January 13, 2020, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Our common stock is our only issued and outstanding class of securities eligible to vote. Unless otherwise stated, all shareholders can be reached at mailing address 2727 North 3rd Street, Suite 201 Phoenix, Arizona 85004

(2) Andrew Bowden has been Chief Executive Officer since November 18, 2019 and a Director of the Company since September 11, 2018. Mr. Bowden’s beneficial ownership consists of 200,000 shares purchased via private placement in March 2018 by EBAB, LLC, which is controlled by Mr. Bowden, and 5,000,000 shares purchased by Viridis Group I9 Capital LLC, an entity controlled by Mr. Bowden pursuant to the Purchase Agreement dated October 17, 2018.

(3) Robert Mikkelsen is the Company’s CFO, Secretary and Treasurer. His beneficial ownership includes 0 shares of restricted common stock.

(4) Ronald L. Miller, Jr. is a Director of the Company and Chairman of the Board. Mr. Miller’s beneficial ownership includes 30,000 shares issuable upon exercise of stock options which have vested as of the day of this report and 2,501 total shares purchased in May 2014, some of which were purchased by Windsor Westfield Management, LLC and some by Chickamauga Enterprises, L.P. Both companies are indirectly controlled by Mr. Miller. The remaining 376 shares are held directly by Mr. Miller.

(5) Bryce Skalla is the Company’s President and Director. Mr. Skalla’s beneficial ownership consists of 5,003,878 shares of restricted common stock held in his name and 500,000 shares held by a minor.

(6) Jeffrey Rassas is Chief Strategy Officer and Director. The shares are held by Hayjour Family Limited Partnership, an entity controlled by Mr. Rassas, as such Mr. Rassas’ beneficial ownership includes: 1,788,903 shares of restricted common stock and 44,446 shares issuable upon the exercise of stock options which have vested as of the date of this report.

(7) Christopher Wolven is Chief Operating Officer and his beneficial ownership consists of 278,845 shares of common stock.

(8) Stockbridge Enterprises LP is an Arizona limited partnership controlled by Mitchell A. Saltz, Chairman and Managing Partner.

(9) Skalla, Dugan, Murro, Poirier and Curiel were members of BSSD. On March 20, 2018, the Company closed on an Agreement and Plan of Exchange to acquire all of the membership interests of BSSD in exchange for newly issued restricted shares of the Company’s common which were distributed pro-rata to the BSSD members.

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

According to the NASDAQ definition, Andrew Bowden, Bryce Skalla and Jeffrey Rassas are not independent directors because each is also an executive officer of the Company. According to the NASDAQ definition, Ronald L. Miller, Jr. is our sole independent director at this time. All current directors are or may become in the future shareholders of the Company.

Related Party Transactions

As discussed in Note 1, on March 20, 2018, the Company issued 40,355,771 shares of common stock to the members of BSSD for their membership interests.

As discussed in Note 12, the Company has entered into an agreement as of April 20, 2018 for the purchase of land. The land owner is one of the original members of BSSD and a current employee of the Company.

As discussed in Note 14, on May 8, 2018, the Company issued 22,500 options for the purchase of common stock to three board members.

As discussed in Notes 8 and 12, the Company has entered into a Loan and Revenue Participation Agreement and Promissory Note with Viridis. The member of Viridis was elected to the Company’s board of directors on December 21, 2018 and is currently the Company’s CEO.

On August 7, 2018, the Company issued our Company president 33,356 shares of common stock valued at $100,000 as required under a contractor agreement (see Note 12).

As discussed in Note 2, the Company issued 3,000,000 of restricted common stock as part of the asset purchase agreement dated November 26, 2018.

During the year ending September 30, 2019, the Company issued 5,000,000 shares of restricted common stock to Viridis I9 Capital LLC, an LLC in which board Director and CEO, Andrew Bowden is a member of. The sales price was $1.00 per share with net proceeds of $5,000,000.

The Company has a construction management agreement with the Viridis Group to oversee the Nevada construction project totaling $20,000 monthly. The Company owes Viridis $60,000 for these services as of September 30, 2019.

As discussed in Note 12, the Company has a lease agreement with VGI Capital LLC. A member of VGI Capital was elected to the Company’s board of directors on December 21, 2018 and is currently the Company’s CEO.

Included in our accounts payable balance is approximately $185,000 in amounts due to related parties.

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

ITEM 14. Principal Accounting Fees and Services.

Audit Committee Pre-Approval Policy

The Audit Committee has established a pre-approval policy and procedures for audit, audit-related and tax services that can be performed by the independent auditors without specific authorization from the Audit Committee subject to certain restrictions. The policy sets out the specific services pre-approved by the Audit Committee and the applicable limitations, while ensuring the independence of the independent auditors to audit the Company's financial statements is not impaired. The pre-approval policy does not include a delegation to management of the Audit Committee’s responsibilities under the Exchange Act. During the year ended September 30, 2019, the Audit Committee pre-approved all audit and permissible non-audit services provided by our independent auditors.

Service Fees Paid to the Independent Registered Public Accounting Firm

The Audit Committee engaged Semple, Marchal & Cooper, LLP (“Semple”) as the Company’s registered independent public accounting firm as of January 7, 2020. The decisions to appoint Semple and dismiss D. Brooks and Associates (“D. Brookes”) were approved by the Board of Directors of the Company on January 7, 2020.

Semple was engaged to perform an annual audit of the Company’s financial statements for the fiscal year ended September 30, 2019. Previously the Audit Committee engaged D. Brooks to perform an annual audit of the Company’s financial statements for the fiscal years ended September 30, 2018. The following is the breakdown of aggregate fees paid to D. Brooks and Semple for the last two fiscal years:

	For Fiscal Year Ended September 30, 2019		For Fiscal Year Ended September 30, 2018
Audit Fees		$37,050		$36,998
Audit-related fees		$2,425		$75
Tax Fees (Paid to Semple)	$			$4,000
All other Fees	$		$
Total		$39,475		$41,073

- “Audit Fees” are fees paid for professional services for the audit of our financial statements.

- “Audit-Related fees” are fees paid for professional services not included in the first two categories, specifically, SAS 100 reviews, SEC filings and consents, and accounting consultations on matters addressed during the audit or interim reviews, and review work related to quarterly filings.

- “Tax Fees” are fees primarily for tax compliance in connection with filing US income tax returns.

- “All other fees” for 2017-2019 related to three year SEC review (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A)

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) FINANCIAL STATEMENTS:

The company’s financial statements, as indicated by the Index to Consolidated Financial Statements set forth below, begin on page F-1 of this Form 10-K, and are hereby incorporated by reference. Financial statement schedules have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Item 9 Labs Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Item 9 Labs Corp. (the “Company”) and subsidiaries as of September 30, 2019, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at September 30, 2019, and the results of its operations, changes in stockholders’ equity, and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 16. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Certified Public Accountants

We have served as the Company’s auditor since 2019.

Phoenix, Arizona

January 14, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Item 9 Labs. Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Item 9 Labs Corp and subsidiary (the “Company”) as of September 30, 2018, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended September 30, 2018, and the related financial statement footnotes (collectively referred to as the financial statements).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and the results of its operations and its cash flows for the year ended September 30, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

D. Brooks and Associates CPAs, P.A.

We have served as the Company’s auditor since 2017.

Palm Beach Gardens, Florida

February 22, 2019

ITEM 9 LABS CORP. AND SUBSIDIARIES
(FORMERLY AIRWARE LABS CORP.)
CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$21,092	$1,674,266
Restricted cash and cash equivalents	553,851	—
Accounts receivable	437,026	97,382
Deferred costs	1,936,534	618,718
Notes and interest receivable	—	225,074
Receivable for sale of Airware assets	—	639,000
Prepaid expenses and other current assets	14,409	6,107
Total current assets	2,962,912	3,260,547

Property and equipment, net	7,170,422	1,234,042
Investment in Health Defense, LLC	100,000	100,000
Deposit on land purchase from related party	600,000	200,000
Receivable for sale of Airware assets, net of reserves and unamortized discount of $307,430 and $50,912	504,715	249,088
Notes and interest receivable, net	180,000	—
Other intangible assets, net	1,839,875	—
Goodwill	1,116,396	—
Total Assets	$14,474,320	$5,043,677

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,076,546	$725,510
Accrued payroll	77,560	36,733
Accrued compensated absences	69,424	17,426
Accrued interest	675,182	11,355
Accrued expenses	379,972	81,363
Accrued income tax	87,476	88,826
Short term notes payable	2,051,714	—
Long term debt, in default	2,700,000	—
Convertible notes payable	20,000	20,000
Total current liabilities	7,137,874	981,213

Long term debt	—	1,500,000

Total liabilities	7,137,874	2,481,213

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $.0001 per share, 2,000,000,000 shares authorized; 63,643,005 and 54,766,642 shares issued and outstanding at September 30, 2019 and 2018, respectively	6,365	5,477
Additional paid-in capital	18,148,962	3,427,230
Accumulated deficit	(10,694,939)	(870,243)
Total Item 9 Labs Corp. stockholders' equity	7,460,388	2,562,464

Noncontrolling Interest	(123,942)	—

Total Stockholders' Equity	7,336,446	2,562,464

Total Liabilities and Stockholders' Equity	$14,474,320	$5,043,677

The accompanying notes are an integral part of these consolidated financial statements.

ITEM 9 LABS CORP. AND SUBSIDIARIES
(FORMERLY AIRWARE LABS CORP.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	September 30, 2019	September 30, 2018
Revenues, net	$4,933,960	$1,401,858
Cost of revenues	2,556,189	1,018,109
Gross profit	2,377,771	383,749

Operating expenses
Professional fees and outside services	1,633,426	360,902
Payroll and employee related expenses	2,483,401	283,287
Sales and marketing	741,866	108,828
Other operating expenses	1,524,860	284,550
Loss on impairment	5,758,827	—
Provision for bad debt	376,430	—
Total expenses	12,518,810	1,037,567

Loss from operations	(10,141,039)	(653,818)

Other income (expense)
Interest income	71,376	34,232
Interest expense	(342,718)	(1,589)
Other income	463,743	—
Total other income, net	192,401	32,643

Loss from continuing operations, before income tax provision	(9,948,638)	(621,175)

Income tax provision	—	88,826

Net loss from continuing operations	(9,948,638)	(710,001)

Income from discontinued operations	—	21,280

Net loss	(9,948,638)	(688,721)

Less: Net loss attributable to noncontrolling interest	(123,942)	—

Net loss attributable to Item 9 Labs Corp.	$(9,824,696)	$(688,721)

Basic and diluted weighted average common shares outstanding	61,531,802	32,327,738

Basic and diluted net loss per common share from continuing operations	$(0.16)	$(0.01)

Basic and diluted net income per common share from discontinued operations	$—	$0.00

Total basic and diluted net loss per common share	$(0.16)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

ITEM 9 LABS CORP. AND SUBSIDIARIES
(FORMERLY AIRWARE LABS CORP.)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2019 AND 2018

	Item 9 Labs Corp Equity
			Additional		Non
	Common Stock		Paid-in	Accumulated	Controlling
	Shares	Amount	Capital	(Deficit)	Interest	Total
Balance at September 30, 2017	7,519,182	$752	$1,149,400	$(181,522)	$—	$968,630
Issuance of stock by predecessor	5,346,733	535	(535)	—	—	—
Merger stock issued	40,355,771	4,036	(4,036)	—	—	—
Increase in additional paid-in capital from merger	—	—	683,231	—	—	683,231
Issuance of stock for cash (pre merger)	202,400	20	40,460	—	—	40,480
Issuance of stock for cash (post merger), net of $16,050 of issuance costs	1,309,200	131	1,454,939	—	—	1,455,070
Exchange of shares for services	33,356	3	99,997	—	—	100,000
Stock options issued for services	—	—	3,774	—	—	3,774
Net loss	—	—	—	(688,721)	—	(688,721)
Balance at September 30, 2018	54,766,642	5,477	3,427,230	(870,243)	—	2,562,464
Stock issued for acquisition	3,000,000	300	7,769,700	—	—	7,770,000
Issuance of stock for cash	5,590,003	559	5,884,444	—	—	5,885,003
Exchange of shares for services	233,986	24	833,941	—	—	833,965
Stock compensation	52,374	5	233,647	—	—	233,652
Net loss	—	—	—	(9,824,696)	(123,942)	(9,948,638)
Balance at September 30, 2019	63,643,005	$6,365	$18,148,962	$(10,694,939)	$(123,942)	$7,336,446

The accompanying notes are an integral part of these consolidated financial statements.

ITEM 9 LABS CORP. AND SUBSIDIARIES
(FORMERLY AIRWARE LABS CORP.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	September 30, 2019	September 30, 2018
Operating Activities:
Net loss	$(9,948,638)	$(688,721)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	70,384	49,786
Amortization	605,750	—
Interest accrued on notes receivable	(23,926)	(15,074)
Common stock issued for services	833,965	100,000
Stock compensation expense	233,652	3,774
Loss on impairment	5,758,827	—
Provision for bad debt	376,430	—
Interest accretion from receivable	(39,057)	(19,158)
Changes in operating assets and liabilities:
Accounts receivable	(339,644)	(27,782)
Deferred costs	(1,317,816)	(577,681)
Prepaid expenses	(8,302)	(6,107)
Accounts payable	351,036	57,660
Accrued payroll	40,827	36,733
Accrued compensated absences	51,998	17,426
Accrued interest	663,827	1,200
Accrued expenses	298,609	6,855
Accrued income tax	(1,350)	88,826
Net Cash Used in Operating Activities	(2,393,428)	(972,263)

Investing Activities:
Issuance of notes receivable	—	(210,000)
Deposit on land purchase from related party	(400,000)	(200,000)
Purchases of property and equipment	(6,006,764)	(340,244)
Cash paid for purchase of AZ DP Counsulting LLC assets	(1,500,000)	—
Cash received from sale of Airware assets	—	300,000
Cash received from short-term note receivable	115,000	61,000
Cash acquired in merger	—	26,363
Capitalized license fees	(50,848)	—
Net Cash Used in Investing Activities	(7,842,612)	(362,881)

Financing Activities:
Proceeds from the sale of common stock, net of issuance costs	5,885,003	1,495,550
Proceeds from the issuance of debt	3,251,714	1,500,000
Net Cash Provided by Financing Activities	9,136,717	2,995,550

Net (Decrease)/Increase in Cash	(1,099,323)	1,660,406

Cash and cash equivalents- Beginning of Period	1,674,266	13,860

Cash and cash equivalents - End of Period	$574,943	$1,674,266

Supplemental disclosure of cash flow information:
Interest paid in cash	$—	$—
Income taxes paid in cash	$—	$—

Cash and cash equivalents	$21,092	$1,674,266
Restricted cash and cash equivalents	553,851	—
Total	$574,943	$1,674,266

Supplemental disclosure of non-cash investing and financing activities:
Stock issued for asset acquisition of Arizona DP Consulting, LLC	$7,770,000	$—
Interest in Health Defense, LLC received for sale of Airware assets	$—	$100,000
Receivable for sale of Airware assets, net of discount of $70,070	$—	$929,930
Noncontrolling Interest	$123,942	$—

Net assets acquired in reverse merger:
Issuance of common stock for reverse merger	$—	$683,231
Accounts receivable	—	(44,801)
Property and equipment	—	(6,150)
Goodwill	—	(1,323,780)
Accounts payable and accrued expenses	—	697,863
Convertible notes payable	—	20,000
Cash acquired in merger	$—	$26,363

Net assets acquired in acquisition of Arizona DP Consulting, LLC
Intangible assets	$3,350,000	$—
Goodwill	5,920,000	—
Total purchase consideration	$9,270,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

ITEM 9 LABS CORP. AND SUBSIDIARIES

(FORMERLY AIRWARE LABS CORP)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation and Organization

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

For accounting purposes, the transaction was recorded as a reverse recapitalization, with BSSD as the accounting acquirer. Consequently, the historical pre-merger financial statements of BSSD are now those of the Company. The accompanying consolidated financial statements reflect the consolidated operations of the Company from March 20, 2018.

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

On September 12, 2018, the Company executed a $1,500,000 promissory note (see Note 8) which was used to make a capital contribution into Strive Management, LLC, a Nevada limited liability company (“Strive Management”). In exchange for the contribution, the Company received a 20% membership interest in Strive Management. The remaining interests are held by three individuals one of which is the Company’s former Chief Executive Officer (resigned November 15, 2019.) Through a management agreement with Strive Wellness of Nevada, LLC, a related party, Strive Management plans to facilitate the cultivation, processing and distribution of marijuana in Nevada. Strive Wellness of Nevada, LLC has been allocated cultivation, processing and distribution licenses from the State of Nevada. Additionally, the Company will acquire an additional 31% ownership of Strive Management upon the approval from the State of Nevada to operate the cultivation and processing facility.

The contribution from the Company was the only transaction that occurred in Strive Management during the year ended September 30, 2018. Strive Management’s activity in 2019 included $150,338 in operating expenses, and $1,926 in interest income.

Principles of Consolidation

Item 9 Labs consolidates all variable interest entities (“VIEs”) in which the Company is deemed to be the primary beneficiary and all other entities in which it has a controlling voting interest.  An entity is generally a VIE if it meets any of the following criteria: (i) the entity has insufficient equity to finance its activities without additional subordinated financial support from other parties, (ii) the equity investors cannot make significant decisions about the entity’s operations or (iii) the voting rights of some investors are not proportional to their obligations to absorb the expected losses of the entity or receive the expected returns of the entity and substantially all of the entity’s activities involve or are conducted on behalf of the investor with disproportionately few voting rights. The Company periodically makes judgments in determining whether its investees are VIEs and, each reporting period, the Company assesses whether it is the primary beneficiary of any of its VIEs. As of September 30, 2019 and 2018, the Company is deemed to be the primary beneficiary of Strive Management because the entity has insufficient equity to finance its activities without additional subordinated support.

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and variable interest entities in which the Company is the primary beneficiary. Intercompany balances and transactions have been eliminated.

Certain balances have been reclassified in the accompanying consolidated financial statements to conform to the current year presentation. These reclassifications had no effect on the prior year’s net loss or accumulated deficit.

Accounting Estimates

The preparation of financial statements in conformity with Accounting Principles Generally Accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. Significant estimates of the Company include but are not limited to accounting for depreciation and amortization, current and deferred income taxes, deferred costs, accruals and contingencies, carrying value of goodwill and intangible assets, collectability of notes receivable, the fair value of common stock and the estimated fair value of stock options and warrants. Due to the uncertainties in the formation of accounting estimates, and the significance of these items, it is reasonably possible that these estimates could be materially changed in the near term.

Discontinued Operations

The Company sold the former Airware business of nasal dilator sales on May 3, 2018, see Note 4. The operating results related to this business have been classified as discontinued operations in the financial statements in accordance with Accounting Standards Codification 205-20, Discontinued Operations.

Discontinued operations on our consolidated statements of operations consist of specifically identified activity as follows:

	Year ended	Year ended
	September 30, 2019	September 30, 2018
Revenues, net	$—	$27,836
Cost of sales	—	6,556
Income from discontinued operations	$—	$21,280

There were no liabilities related to discontinued operations as of September 30, 2019 except for approximately $60,000 in accounts payable, $20,000 convertible note payable and the relating accrued interest of $11,355. There were no liabilities related to discontinued operations as of September 30, 2018 except the $20,000 convertible note payable and related accrued interest of $11,355 and approximately $680,000 of accounts payable and accrued expenses which was retained by the Company in the sale. The amount presented as other income during the year ended September 30, 2019 represents a gain resulting from the repayment of a liability acquired from Airware that was negotiated and repaid in full at an amount less than the carrying amount and a write down of accounts payable stemming from the amount of time lapsed since the obligations were initially due. There were no operating cashflows derived from discontinued operations during the year ended September 30, 2019 and $115,000 in cash flows from investing activities. Total operating cashflows during the year ended September 30, 2018 derived from discontinued operations approximated $75,000 and $300,000 of cash flows from investing activities.

Cash and Cash Equivalents and Restricted Cash

Cash represents cash on hand, demand deposits placed with banks and other financial institutions and all highly liquid instruments purchased with a remaining maturity of three months or less as of the purchase date of such investments. The Company maintains cash on deposit, which, can exceed federally insured limits. The Company has not experienced any losses on such accounts nor believes it is exposed to any significant credit risk on cash. Restricted cash represents funds held by a bank pending resolution of a dispute with a former officer of the Company.

Accounts Receivable

Accounts receivable are reported at the amount management expects to collect from outstanding balances. Differences between the amount due and the amount management expects to collect are reported in the results of operations of the year in which those differences are determined, with an offsetting entry to a valuation allowance for accounts receivable. Management believes all accounts receivable outstanding as of the balance sheet dates are fully collectible, and as such no valuation allowance has been recorded for these periods.

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

The estimated useful lives of property and equipment are:

•	Cultivation and manufacturing equipment	2-7 years
•	Buildings	30 years

Notes and Other Receivables, net

Notes and other receivables are reported at the amount management expects to collect from outstanding balances. Differences between the amount due and the amount management expects to collect are reported in the results of operations of the year in which those differences are determined, with an offsetting entry to a valuation allowance for receivables. Management assesses all receivables individually and in total, considering historical credit losses as well as existing economic conditions to determine the likelihood of future credit losses. The Company stops accruing interest on interest bearing receivables when the receivable is in default. There was no valuation allowance as of September 30, 2018 and the valuation allowance as of September 30, 2019 was $376,430.

Impairment of Long-Lived Assets

We analyze long-lived assets, including property and equipment and definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. We review the amortization method and estimated period of useful life at least at each balance sheet date. We record the effects of any revision to operations when the change arises. We recognize impairment when the estimated undiscounted cash flow generated by those assets is less than the carrying amount of such assets. The amount of impairment is the excess of the carrying amount over the fair value of such assets, which is generally calculated using discounted cash flows.

Intangible Assets Subject to Amortization

Intangible assets include trade name, customer relationships, website, a noncompete agreement and intellectual property obtained through a business acquisition (see Note 2). Intangible assets acquired in a business combination are recognized at fair value using generally accepted valuation methods deemed appropriate for the type of intangible asset acquired. Intangible assets with finite lives are amortized over their estimated useful life and reported net of accumulated amortization, separately from goodwill. Amortization is calculation on the straight-line basis using the following estimated useful lives:

•	Trade names	10 years
•	Customer relationships	2 years
•	Noncompete agreement	3 years
•	Websites and other intellectual property	5 years

Generally, the Company utilizes the relief from royalty method to value trade name, the with or without method for valuing the customer relationships, and the discounted cash flow method for valuing website and intellectual property.

Goodwill

Goodwill represents the excess of the purchase price paid for the acquisition of a business over the fair value of the net tangible and intangible assets acquired. Goodwill is not subject to amortization and is tested annually for impairment, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. The goodwill included in these consolidated financial statements represents the amount of consideration paid above the amount of the individually identifiable assets acquired. In assessing potential impairment, management first considered qualitative factors to determine if an impairment of goodwill existed. Upon the determination of a likely impairment, management assessed the recorded goodwill balance with the fair value of the business acquired. During the assessment, management discounted the projected cash flows to determine its fair value, then recorded the difference as an impairment. Impairment in the amount of $4,803,604 has been recognized in the September 30, 2019 consolidated financial statements.

Income Taxes

The Company accounts for income taxes under FASB ASC 740, Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established to reduce deferred tax assets to the amount expected to be realized.

The Company files income tax returns in the U.S. federal jurisdiction, and the State of Arizona. The Company is subject to U.S. federal, state, and local income tax examinations by tax authorities. Generally all periods beginning on or after January 1, 2015 are open to examination by taxing authorities. The Company believes it has no tax positions for which the ultimate deductibility is highly uncertain.

Revenue Recognition

On October 1, 2017, the Company adopted ASC Topic 606, “Revenue from Contracts with Customers” (“ASC 606”) and all the related amendments. The Company elected to adopt this guidance using the modified retrospective method. The adoption of this guidance did not have a material effect on the Company’s financial position, results of operations or cash flows.

The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASC 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than previously required under GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.

All of the Company’s revenue is associated with a customer contract that represents an obligation to perform services that are delivered at a single point in time.  Any costs incurred prior to the period in which the services are performed to completion are deferred and recognized as cost of revenues in the period in which the performance obligations are completed. For the year ended September 30, 2019, approximately 90% of the Company’s revenue was generated from performance obligations completed in the state of Arizona and for the year ended September 30, 2018, all revenues were generated for performance obligations completed in the State of Arizona.

The Company recognizes revenue as services are rendered. Services are considered complete upon successful delivery of the product to the dispensary as the Company has no further performance obligations at this point in time and collection is assured. Under the performance contract, the Company acts as an agent for the dispensary, does not own the marijuana, does not set prices (market sets prices), cannot exchange the marijuana, prepares invoices for the dispensary and all employees that are in contact with marijuana are dispensary agents of the dispensary with which we have our contract. Given these facts and circumstances, it is the Company’s policy to record the revenue related to the contract net of the amount retained by the dispensary. Per the dispensary contract, the Company is paid 85% of the wholesale market price of the marijuana for the services rendered.

The Company’s revenues accounted for under ASC 606, do not require significant estimates or judgments based on the nature of the Company’s revenue stream. The sales price is generally fixed at the point of sale and all consideration from the contract is included in the transaction price. The Company’s contracts do not include multiple performance obligations or variable consideration.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, consisting of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short term to maturity.  The Company’s long-term receivable resulting from the sale of Airware, notes receivable and notes payable were discounted to its estimated fair value.

ASC Topic 820, Fair Value Measurements, defines fair value as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Topic 820 also specifies a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value as follows:

Level 1: Quoted prices in active markets for identical assets or liabilities;

Level 2: Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3: Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect our own estimate of assumptions that market participants would use in pricing the asset or liability.

Net Loss Per Share

Basic earnings per share does not include dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. Dilutive securities are not included in the weighted average number of shares when inclusion would be anti-dilutive. At September 30, 2019, and 2018 there were 656,112 shares underlying convertible notes payable, warrants and options, that were anti-dilutive.

Stock-Based Compensation

The Company accounts for its stock-based awards in accordance with ASC Subtopic 718-10, “Compensation – Stock Compensation”, which requires fair value measurement on the grant date and recognition of compensation expense for all stock-based payment awards made to employees and directors. For stock options, the Company estimates the fair value using a closed option valuation (Black-Scholes) model. The estimated fair value is then expensed over the requisite service period of the award which is generally the vesting period and the related amount is recognized in the consolidated statements of operations. The Company recognizes forfeitures at the time they occur.

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

Recently Issued Accounting Pronouncements

Adopted

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350). The update simplifies the process for assessing goodwill for impairment. The amended guidance removes the second step that was previously required. ASU 2017-04 is effective for us for the fiscal year ending September 30, 2021, with early adoption permitted for periods beginning after January 1, 2017. The Company adopted ASU 2017-04 on October 1, 2018.

Pending Adoption

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The update improves financial reporting about leasing transactions by requiring a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by lease terms of more than 12 months. We will adopt ASU 2016-02 in the first quarter of 2019 and are in the process of aggregating and evaluating lease arrangements and implementing new processes. Although we are still in the process of evaluating the impact of adoption of the ASU on our consolidated financial statements, we currently believe that the most significant change will be related to the recognition of a right-of-use asset and lease liability on our balance sheet for our real estate operating lease. The impact on our results of operations and cash flows is not expected to be material.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which provides guidance on measuring credit losses on financial instruments. The amended guidance replaces current incurred loss impairment methodology of recognizing credit losses when a loss is probable with a methodology that reflects expected credit losses and requires a broader range of reasonable and supportable information to assess credit loss estimates. ASU 2016-13 is effective for us on January 1, 2020, with early adoption permitted on January 1, 2019. We are assessing the provisions of this amended guidance; however, the adoption of the standard is not expected to have a material effect on our consolidated financial statements.

There have been no other recent accounting pronouncements or changes in accounting pronouncements that have been issued but not yet adopted that are of significance, or potential significance, to us.

Note 2 –Business Combination

On November 26, 2018, the Company’s wholly owned subsidiary AZ DP Holdings, LLC (“AZDP”) performed an acquisition of the majority of the assets of Arizona DP Consulting, LLC (“AZDPC”), a consulting firm specializing in obtaining marijuana dispensary permits and developing cannabis related business plans. The purchase price was $9,270,000, $1,500,000 in cash and 3,000,000 shares of restricted common stock having an aggregate value of $7,770,000 or $2.59 per share based on the market price of the Company’s shares at the time the asset purchase agreement was executed. There were no significant costs relating to the acquisition. Pursuant to the agreement, Sara Gullickson transitioned from President to CEO under a 3 year employment agreement and became a member of the board of directors of the Company. Additionally, AZDP agreed to hire the employees of AZDPC and lease its existing office space which required $3,200 of monthly rent through May 2019, which was subsequently extended through August 2019. This acquisition effectively terminated the contract dated June 26, 2018 described in Note 12. The primary reason for the acquisition was to utilize the assets held by AZDPC to assist in the expansion of the Company. Assets and liabilities of AZDPC were negligible so presentation was not deemed necessary. The following unaudited condensed consolidated pro forma statement of operations data shows the results of our operations for the years ended September 30, 2019 and 2018 as if completed business combinations had occurred at the beginning of the respective period:

	(Unaudited)	(Unaudited)
	2019	2018
Revenue	$5,830,744	$1,700,786

Net Income	$(9,438,790)	$(518,772)

In accordance with ASC 805, Business Combinations, the Company accounted for the acquisition of AZDPC using the acquisition method of accounting. The purchase price was allocated to specific identifiable intangible assets at their respective fair values at the date of acquisition. There were no tangible assets or liabilities acquired.

The business combination has yielded $540,178 in revenues and $145,970 in earnings since the acquisition through September 30, 2019.

Identifiable intangible assets consist of the following as of September 30, 2019:

	Balance at October 1, 2018	Additions from Business Combination	Other Additions	Amortization	Impairment	Balance at September 30, 2019
Trade names	$—	$120,000	$50,848	$(9,000)	$—	$161,848
Customer relationships	—	290,000	—	(108,750)	—	181,250
Websites and other intellectual property	—	2,470,000	—	(370,500)	(955,223)	1,144,277
Noncompete agreement	—	470,000	—	(117,500)	—	352,500

Total other intangible assets	—	3,350,000	50,848	(605,750)	(955,223)	1,839,875

Goodwill	—	5,920,000	—	—	(4,803,604)	1,116,396

Total	$—	$9,270,000	$50,848	$(605,750)	$(5,758,827)	$2,956,271

The weighted average remaining amortization period in years is 4.09 years.

Future amortization is as follows for fiscal years ending:

	2020	2021	2022	2023	2024
Trade names	$12,000	$12,000	$12,000	$12,000	$12,000
Customer relationships	145,000	36,250	—	—	—
Websites and other intellectual property	269,242	269,242	269,242	269,242	67,309
Noncompete agreement	156,667	156,667	39,166	—	—

Total	$582,909	$474,159	$320,408	$281,242	$79,309

The goodwill recognized in the transaction is made up of a number of factors, mostly the synergies created that have a direct impact on the Company’s expansion, and the expertise of the workforce. Though amortization of goodwill is not allowed for financial statement purposes, The $5.92 Million in acquired goodwill is expected to be deductible for tax purposes on a straight line basis over 15 years.

Impairment

Upon review of the financial information and results of the operations of the acquired business, management determined that there was potential impairment. Management performed an analysis of the identifiable intangible assets, finding that the websites and intellectual property has sustained impairment. After careful consideration, management recorded a loss on impairment of the websites and intellectual property in the amount of $955,223. Additionally, management performed an analysis for goodwill impairment. After its review, management recorded a loss on impairment of goodwill of $4,803,604. Given the nature of the assets being evaluated, management utilized a discounted cash flow model (Level 3 inputs) to assess the fair value of the assets, then compared the calculated fair value to the carrying value. The significant estimates utilized include a weighted average cost of capital of 11.4% and projected revenues.

Note 3 - Property and Equipment, Net

The following represents a summary of our property and equipment as of September 30, 2019 and 2018:

	2019	2018
Cultivation and manufacturing Equipment	$154,059	$154,059
Construction in progress	4,060,297	233,768
Land and Building	3,093,549	913,314
	7,307,905	1,301,141
Accumulated Depreciation	(137,483)	(67,099)
	$7,170,422	$1,234,042

Depreciation expense was $70,384 and $49,786 for the years ended September 30, 2019 and 2018, respectively

Note 4 – Sale of Airware Assets and Investment in Health Defense LLC

On May 3, 2018, the Company entered into an intellectual property sales agreement with Health Defense LLC. Pursuant to the terms of the agreement, the Company sold all of the assets related to the former business of the Company, nasal dilator sales.

In consideration for entering into the agreement, the Company is to receive: (i) $300,000 in cash at execution, (ii) $700,000 in cash within one year of execution and (iii) an additional $300,000 by December 31, 2019.

Due to the long-term nature of the final $300,000, the Company recognized a discount of $70,070 using a discount rate of 21.50%. During the year ended September 30, 2018, the Company recognized $19,158 of interest income related to the accretion of this discount which is included in interest income on the accompanying consolidated statements of operations. As of September 30, 2018, the unamortized discount on this long-term receivable was $50,912. As additional consideration, the Company was given a 10% ownership interest in Health Defense LLC. This ownership is valued at $100,000 and is reflected on the consolidated balance sheets as Investment in Health Defense.

During the year ended September 30, 2019, management determined that the receivable described above should be classified as long-term on the consolidated balance sheet as the payments have not been made as scheduled. Additionally, management has recorded an additional discount on the receivable of $307,430.

Note 5 – Notes Receivable

On May 11, 2018, the Company entered into a Promissory Note Agreement with a borrower in the principal amount of $150,000. This is a one year note with 20% non-compounded annual interest payable at maturity. It is convertible at the discretion of the Company into a unit offering of the borrower at a 15% discount. The note is personally guaranteed by the borrower. This note is in default and is on non-accrual status. The Company is currently negotiating an amendment to the note.

On May 15, 2018, the Company entered into a Promissory Note Agreement with a borrower in the principal amount of $60,000. This is a one year note with 15% non-compounded annual interest payable at maturity. It is convertible at the discretion of the Company into an interest in a strategic partnership of ownership and operations of a certain dispensary license. The note is personally guaranteed by the borrower. This note is in default and is on non-accrual status. At September 30, 2019, the principal and interest has been fully reserved.

For the years ended September 30, 2019 and 2018, the Company has accrued $30,000 and $15,074, respectively of interest receivable related to these notes which is included in notes and interest receivables on the accompanying consolidated balance sheets.

Note 6 – Short Term Note Payable

On August 28, 2019, Item 9 Properties, LLC, a Nevada limited liability company, and BSSD Group, LLC, an Arizona limited liability company, each wholly owned subsidiaries of Item 9 Labs Corp. collectively, entered into a Loan Agreement up to $2.5 million (the “Loan Agreement”) with Aeneas Venture Partners 3, LLC, an Arizona limited liability company (the “Lender”).

Pursuant to the Loan Agreement, the Company may make multiple borrowings under the Loan Agreement in the total aggregate principal amount of up to $2.5 million (the “Loan”) for the purpose of completing development and construction on certain real property located in Pahrump, Nevada owned by the Company. The Loan is a multiple advance credit facility. Interest in the amount of 15% of the total amount borrowed (based on total draws) under the Loan will be paid in addition to principal at the maturity date. The Loan has a term of sixty days from funding of the Loan and may be extended for additional sixty days subject to the satisfaction of certain conditions including ten days’ notice and an extension loan fee of 15% of the aggregate total of advances under the Loan. The Loan is secured by a first priority interest in the Company’s real property located in Coolidge, Arizona, including improvements and personal property thereon (the “Property”) and includes an unconditional guarantee by Item 9 Labs Corp. The 5-acre property has 20,000 square feet of buildings, housing the cultivation and processing operations. The total balance of the loan, including accrued interest as of September 30, 2019 was $2,300,000. Subsequent to year end, the Company extended the loan for 2 additional sixty day periods. Given the use of the proceeds, the Company has capitalized the $300,000 of interest.

Note 7 – Unsecured Convertible Note Payable

In the reverse recapitalization disclosed in Note 1, the Company assumed one unsecured convertible note payable with principal balance totaling $20,000 which was due in August 2012, carries an interest rate of 8% and is convertible to common stock at $.50 per share, which would be 62,710 shares as of September 30, 2019. As of September 30, 2019 and 2018, this unsecured convertible note payable is considered in default and has been presented as a current liability on the consolidated balance sheets.

Note 8 – Long Term Debt in Default

On September 13, 2018, the Company entered into a Loan and Revenue Participation Agreement with Viridis Group I9 Capital LLC (“Viridis”) in which Viridis has agreed to loan the Company up to $2.7 million for the expansion of the Company’s Arizona and Nevada properties (see Note 12). As of September 30, 2018, the Company received $1,500,000 of proceeds from Viridis in the form of a promissory note. The $1,500,000 proceeds were utilized to acquire a 20% ownership in Strive Management, LLC as described in Notes 1 and 9, and is collateralized with a Deed of Trust on the Company’s approximately 5 acre property and construction in progress. In exchange for the loan, Viridis will be repaid in the form of waterfall revenue participation schedules. Viridis shall receive 5% of the Company’s gross revenues from the Nevada operations until the loan is repaid, 2% until repaid 200% of the amount loaned, and 1% of gross revenues in perpetuity or until a change in control. Payments on the loan will commence 90 days after the Nevada operation begins earning revenue. Parties acknowledge that the Company is expected to own only 51% of the Nevada operations and therefore Viridis’ revenue participation is limited to the Company’s interest. The operations in Nevada have not yet begun as of the date of this filing. On August 26, 2019, the loan was amended to include 6% annualized interest in exchange for Viridis subordinating its debt to another lender. Interest of $266,484 has been accrued as of September 30, 2019.

The additional $1,200,000 of proceeds drawn during the year ended September 30, 2019 were utilized to construct an additional 10,000 square foot cultivation and processing facility in Arizona that became operational in June 2019. The loan was originally collateralized with a Deed of Trust on the Company’s 5 acre parcel in Coolidge, AZ and its two 10,000 square foot buildings, In August 2019, Viridis agreed to subordinate its first priority Deed of Trust and move into a 2nd position. The proceeds were received as construction draws between November 2018 and January 2019. In exchange for the loan, Viridis will be repaid in the form of waterfall revenue participation schedules. Viridis shall receive 5% of the Company’s gross revenues from the Arizona operations until the loan is repaid, 2% until repaid 200% of the amount loaned, and 1% of gross revenues in perpetuity or until a change in control. Payments on the loan will commence 90 days after the Arizona operation begins earning revenue. Interest on the notes accrue monthly at a 2.9% annual rate. On August 26, 2019, the loan was amended to include 6% annualized interest in exchange for Viridis subordinating its debt to another lender. Interest of $161,626 has been accrued as of September 30, 2019.

Both notes are in default as of September 30, 2019. As such, the notes are presented as current liabilities on the consolidated balance sheet. The notes are with a related party, Viridis. The CEO of Viridis is a board member of Item 9 Labs Corp., and subsequent to year end, became the CEO of the Company.

Note 9 – Variable Interest Entity

As of September 30, 2019 and 2018, the Company has determined that it holds a variable interest in Strive Management due to the Company being its sole source of capital. Further, the Company has agreed to raise $4,000,000 on Strive Management’s behalf through promissory note agreements that the Company will guarantee. No funds have been raised as of the date of these consolidated financial statements. If the funds are not raised, the additional 31% interest due to the Company upon operational approval from the State of Nevada as discussed in Note 1 would be subject to reclamation by the other members of Strive Management. The Company has been determined to be the primary beneficiary of Strive Management as the Company has the power to direct the activities that significantly impact Strive Management’s economic performance and the obligation to absorb losses. Strive Management’s financial statements as of September 30, 2019 and 2018 have been consolidated with the Company. The only transaction that has occurred in Strive Management during the year ended September 30, 2018 is the Company’s $1,500,000 contribution. Upon consolidation, the asset of Strive Management was recorded at its carrying amounts. The effects of consolidating Strive Management resulted in an increase in assets of $553,851 and $1,500,000 as of September 30, 2019 and 2018, respectively Though consolidated, all assets and liabilities of Strive Management LLC are non-recourse in that they can only be used to settle obligations of Strive Management and creditors can only seek recourse against Strive Management, not the Company, even though it has been deemed the primary beneficiary.

Note 10 – Income Taxes

Income tax provision reflected in the consolidated statements of operations has been computed on the taxable income generated by the Company since the reverse merger on March 20, 2018 through September 30, 2019 which consist of the following:

	2019	2018
Federal	$(720,000)	$88,826
State	(480,000)	—
Valuation allowance	1,200,000	—

Income Tax Provision	$—	$88,826

The following table summarizes the effects of the significant differences between the U.S. federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for the year ended September 30, 2019 and period Inception to September 30, 2018:

	2019	2018
U.S. federal statutory rate	$(2,020,000)	$(203,964)
Pre-merger income (loss) allocated to previous members	—	93,034
Non-deductible items	1,300,000	199,756
State statutory rate	(480,000)	—
Valuation allowance	1,200,000	—

Totals	$—	$88,826

The Company has net operating loss carryforwards on its Federal and State filings approximating $19.8 million, and $9.9 million respectively. The deferred tax assets relating to the carryforwards has been fully reserved due to the uncertainty of the Company’s ability to utilize the carryforwards.

Pursuant to Internal Revenue Code Section 382, annual utilization of the Company’s net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period. Because the deferred tax asset is fully reserved, the Company has not fully analyzed whether such limitation has occurred at this time. However, given the equity issuances during the year ended September 30, 2019 and 2018, it is likely that a section 382 limitation has been incurred.

Note 11 - Concentrations

For the years ended September 30, 2019 and 2018, respectively, 90% and 100% of the Company’s revenue were generated from a single customer.

Note 12 - Commitments and Contingencies

The production and possession of marijuana is prohibited by the United States of America, though the state of Arizona allows these activities to be performed at licensed facilities such as BSSD. If the federal government decides to enforce the Controlled Substances Act, it could have a material adverse effect on our business.However, the Company does not currently believe the federal prohibition of these activities will negatively impact the business. As such, the Company has not elected to record a related accrual contingency.

The Company is in default on convertible notes payable totaling $20,000 (see Note 7). The Company has attempted to communicate with the note holder to request extension or conversion, but has been unsuccessful in doing so. The full balance on this note is included in current liabilities.

On April 20, 2018, the Company entered into an agreement for the purchase of approximately 44 acres of land from an affiliate of a founding member of BSSD. The purchase price of the property is $3,000,000, payable as follows; (i) $200,000 deposited with escrow agent as an initial earnest money deposit, (ii) on or before February 1, 2019, the Company will deposit an additional $800,000 into escrow as additional earnest money deposit and (iii) the balance of the purchase price shall be paid via a promissory note. The earnest money amounts are non-refundable. The Company has negotiated an amendment to this agreement that will spread the $800,000 payment over the course of 4 months. As of the date of these financial statements, $600,000 has been deposited in escrow which has been classified as a long-term asset on the consolidated balance sheet as of September 30, 2019.

On June 26, 2018, the Company entered into a contractor agreement with Sara Gullickson pursuant to which she would provide services to the Company as its President in exchange for $125,000 annually, payable each month, and $100,000 worth of common stock of the Company. She was also eligible for additional bonus share compensation per the agreement. The term of the agreement was a period of one year. Subsequent to September 30, 2018, this contractor agreement was terminated. See Note 13.

On June 26, 2018, the Company entered into a contractor agreement with Chase Herschman pursuant to which he will provide services in exchange for $120,000 annually, payable each month; up to $420,000 in common stock options which shall vest upon the occurrence of certain benchmarks as described in the contractor agreement and a commission of 1% of the gross profits of the Nevada Operations of the Company. The term of the agreement is a period of three years.

On September 13, 2018, the Company entered into a Loan and Revenue Participation Agreement with Viridis Group I9 Capital LLC (“Viridis”). Viridis agreed to make secured loans of up to $2.7 million to the Company which is represented by two separate notes, one for the construction and enhancement of the Company’s Arizona property and one for the Company’s proposed ventures in Nevada. In exchange for the loans, Viridis will be repaid in the form of waterfall revenue participation schedules. Viridis shall receive 5% of the Company’s gross revenues from each of the Company’s Arizona and Nevada operations, respectively, until the loan is repaid, 2% until repaid 200% of the amount loaned, and 1% of gross revenues in perpetuity or until a change in control.

Under the terms of the Loan and Revenue Participation Agreement, upon a change in control of the Company, Viridis will be entitled to receive 200% of the principal amount of the loans to the Company computed after considering previous revenue participation payments through the date of change of control and 1% of the aggregate sales price or consideration received in the change in control transaction.

As of September 30, 2019, the Company received the $1,500,000 and invested the funds in Strive Management (see Notes 8 and 9). The remaining $1,200,000 has been provided by Viridis directly to contractors of the Arizona property from an account owned and controlled by Viridis. The Company recorded the $1,200,000 as a long-term debt upon the completion of the Arizona facility expansion, as agreed upon in the terms of the note.

As part of the agreement to invest in Strive Management, the Company has committed to raise funding of approximately $4,000,000 through promissory notes that the Company will guarantee so that Strive Management can develop the property in Nevada through promissory notes that the Company will guarantee.

On July 1, 2019, the Company entered into a 3 year agreement with a concert venue to be the name sponsor for the venue. In exchange, the Company issued 45,457 shares of restricted common stock valued at $200,000 ($4.40/share) and is to pay $5,000 monthly for the first 12 months and $60,000 in July 2020 and 2021.

The Company entered into a 60 month lease with VGI Citadel LLC to rent office space for its Corporate Headquarters which began on September 1, 2019. The lease payments total $6,478 monthly for the first twelve months, include all utilities and an estimated amount for common area maintenance and real estate taxes. The monthly lease rate increases to $6,653, $6,828, $7,003, and $7,178 for years two through five, respectively.

Note 13– Related Party Transactions

As discussed in Note 1, on March 20, 2018, the Company issued 40,355,771 shares of common stock to the members of BSSD for their membership interests.

As discussed in Note 12, the Company has entered into an agreement as of April 20, 2018 for the purchase of land. The land owner is one of the original members of BSSD and a current employee of the Company.

As discussed in Note 14, on May 8, 2018, the Company issued 22,500 options for the purchase of common stock to three board members.

As discussed in Notes 8 and 12, the Company has entered into a Loan and Revenue Participation Agreement and Promissory Note with Viridis. The member of Viridis was elected to the Company’s board of directors on December 21, 2018 and is currently the Company’s CEO.

On August 7, 2018, the Company issued our Company president 33,356 shares of common stock valued at $100,000 as required under a contractor agreement (see Note 12).

As discussed in Note 2, the Company issued 3,000,000 of restricted common stock as part of the asset purchase agreement dated November 26, 2018.

During the year ending September 30, 2019, the Company issued 5,000,000 shares of restricted common stock to Viridis I9 Capital LLC, an LLC in which board Director and CEO, Andrew Bowden is a member of. The sales price was $1.00 per share with net proceeds of $5,000,000.

The Company has a construction management agreement with the Viridis Group to oversee the Nevada construction project totaling $20,000 monthly. The Company owes Viridis $60,000 for these services as of September 30, 2019.

As discussed in Note 12, the Company has a lease agreement with VGI Capital LLC. A member of VGI Capital was elected to the Company’s board of directors on December 21, 2018 and is currently the Company’s CEO.

Included in our accounts payable balance is approximately $185,000 in amounts due to related parties.

Note 14 - Stockholders’ Equity

Common Stock

As discussed in Note 1, on March 20, 2018, the Company issued 40,355,771 shares of common stock to the members of BSSD for their membership interests.

During the year ended September 30, 2018, the Company raised $1,495,550, net of issuance costs of $16,050 via private placement. The selling price was $1 per share for a total of 1,511,600 shares of common stock issued.

During the year ended September 30, 2019, the Company raised $5,885,003 via private placement. 5,000,000 shares were issued for $1 per share and 590,003 shares were issued for $1.50 per share.

As discussed in Note 13, the Company entered into a consulting agreement by which we had to issue $100,000 worth of common stock. As of the agreement date, the share price was approximately $3.00, for which the Company was obligated to issue 33,356 shares of common stock.

As discussed in Note 2, the Company issued 3,000,000 shares of restricted common stock, valued at $7,770,000 as consideration for the acquisition of the majority of the assets in AZ DP Consulting, LLC.

In the year ended September 30, 2019, in the normal course of business, the Company issued 233,986 shares of restricted common stock, valued at $833,965 as consideration for various contracts, including venue sponsorships, marketing, and investor relations.

In the year ended September 30, 2019, the Company issued 52,374 shares of restricted common stock to employees, valued at $233,652.

Warrants

As of September 30, 2019, there are 298,411 warrants for purchase of the Company’s common stock outstanding. The Company had no warrant activity during the years ended September 30, 2019 and 2018. Warrants outstanding as of September 30, 2019 and 2018 are as follows:

	Common Shares	Exercise
	Issuable Upon	Price of	Date	Expiration
	Exercise of Warrants	Warrants	Issued	Date

Warrants issued by predecessor	175,000	$2.00	3/31/2015	8/31/2020
Warrants issued by predecessor	100,000	$1.00	7/28/2016	7/28/2021
Warrants issued by predecessor	23,411	$1.30	12/22/2016	12/22/2019

Balance of Warrants at September 30, 2019 and 2018	298,411

As discussed in Note 1, on March 20, 2018 the Company executed an agreement to acquire all the voting interest in BSSD Group, LLC. As BSSD Group, LLC is the accounting acquirer, all previously outstanding warrants were re-issued under the new company.

Stock Options

On May 8, 2018, the Company granted 22,500 stock options to board members. The options are exercisable at $2.40 per share with a ten year term. The options will vest equally over three years unless there is a change of control of the Company at which time any unvested options vest immediately. As of September 30, 2018, there are 294,991 stock options outstanding.

As discussed in Note 1, on March 20, 2018 the Company executed an agreement to acquire all the voting interest in BSSD Group, LLC. As BSSD Group, LLC is the accounting acquirer, all previously outstanding options were re-issued and vested immediately as this was considered a change in control.

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

The options granted during the year ended September 30, 2018 were determined to have a fair value at date of grant of $2.40. The unrecognized compensation expense of $10,678 will be recognized over a weighted average period of 0.84 years.

The following is a summary of stock option activity for the years ended September 30, 2019 and 2018:

	Common Shares Issuable Upon Exercise of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Balance of Options at September 30, 2017	272,491			(1,307,957)

Options granted	22,500	$2.40	9.60	—
Exercised	—	—	—	—
Forfeited/Cancelled	—	—	—	—

Balance of Options at September 30, 2018	294,991			(1,307,957)

Options granted	—	—	—	—
Exercised	—	—	—	—
Forfeited/Cancelled	—	—	—	—

Balance of Options at September 30, 2019	294,991

Exercisable at September 30, 2018	275,616	$5.37
Unvested at September 30, 2018	19,375

Exercisable at September 30, 2019	284,366	$5.37
Unvested at September 30, 2019	10,625

All options vested during the year ended September 30, 2018 and remaining unvested at September 30, 2019 had a weighted-average grant-date fair value of $2.40.

Note 15 - Subsequent Events

On November 15, 2019, Ms. Sara Gullickson voluntarily resigned as Chief Executive Officer and member of the Board of Directors of Item 9 Labs Corp. The resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices. Ms. Gullickson and the Company have mutually agreed to amend the terms of the employment agreement and non-competition agreement between Ms. Gullickson and the Company dated November 26, 2018 pursuant to which (i) the non-competition period shall be reduced from three (3) years to four (4) months; (ii) Ms. Gullickson shall receive her full salary and health benefits for four (4) months from the resignation date (a significantly reduced period of time); and (iii) Ms. Gullickson shall cancel and return to treasury an aggregate amount 2,300,000 restricted shares of Company Common Stock which were acquired by Gullickson pursuant to that certain Asset Purchase Agreement dated November 26, 2018 by and between by and between Arizona DP Consulting LLC, an Arizona limited liability company, as seller, and Gullickson as the sole member of the seller on the one hand, and the Company and AZ DP Holdings, LLC, a Nevada limited liability company as buyer, on the other hand.

In exchange for the aforementioned terms, the Company and Gullickson agreed to a release of claims against each other, among other things. The agreement contains representations and warranties customary for agreements of this type.

On November 18th, 2019, the Board appointed Mr. Andrew Bowden, age 31, as the Company’s Chief Executive Officer. Mr. Bowden is a current member of the Company’s Board of Directors.

Related Party Transactions

Mr. Bowden is co-founder and CEO of Viridis, dba Bowden Investment Group, a strategic partner of the Company. On September 13, 2018, the Company entered into a Loan and Revenue Participation Agreement and Promissory Note with Viridis.

On November 18th, 2019, Mr. Jeffrey Rassas voluntarily resigned as Chairman of the Board of Directors of the Company, effective immediately. The resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices. Mr. Rassas will continue to serve as a member of the Company’s Board of Directors and Chief Strategy Officer.

On November 18th, 2019, the Board appointed Mr. Ronald L. Miller, age 55, as the Company’s Chairman of the Board of Directors. Mr. Miller is a current member of the Board of Directors.

On October 28, 2019 and again on December 28, 2019, the Company extended the terms of its note payable to Aeneas Venture Partners 3 LLC. The Company made two $25,000 payments in December 2019 and accrued an interest fee of $300,000 for each extension. The note balance totals $2,850,000 as of the date of these consolidated financial statements.

In December 2019, BSSD Group LLC, a wholly owned subsidiary of the Company terminated its personal services agreement with Buds & Roses. This agreement allowed the Company to cultivate, process and distribute cannabis in the state of Arizona. The agreement has a run-out period through March 31, 2020, during which time, BSSD Group LLC is negotiating with other Arizona dispensaries to perform under a similar contract. BSSD had to make a payment of approximately $400,000 in December 2019 to settle the outstanding balance on the current contract, and is required to pay $80,000 monthly on the first of January, February and March 2020.

NOTE 16 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and has incurred net losses since its inception. These losses, with the associated substantial accumulated deficit, are a direct result of the Company’s planned ramp up period as it is pursuing market acceptance and geographic expansion. In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheets is dependent upon continued operations of the Company which in turn is dependent upon the Company’s ability to meet its financing requirements, and the success of its future operations. The Company operates in a new, developing industry with a variety of competitors. These factors raise substantial doubt about the Company’s ability to continue as a going concern. As a result, the Company’s independent registered public accounting firm included an emphasis-of-matter paragraph with respect to the accompanying consolidated financial statements, expressing uncertainty regarding the Company’s assumption that it will continue as a going concern.

In order to continue as a going concern, the Company will need to generate additional revenue and obtain additional capital to fund its operating losses and service its debt. Management’s plans in regard to these matters are described as follows:

Sales and Marketing. Historically, the Company has generated the majority of its revenues by providing its products to dispensaries throughout the state of Arizona. The Company’s revenues have increased significantly since its inception in May 2017. Management will continue its plans to increase revenues in the Arizona market by providing superior products. Additionally, as capital resources become available, the Company plans expand into additional markets outside of Arizona, with construction of a cultivation and processing facility well underway in Nevada.

Financing. To date, the Company has financed its operations primarily with loans from shareholders, private placement financings and sales revenue. Management believes that with continued production efficiencies, production growth, and continued marketing efforts, sales revenue will grow significantly, thus enabling the Company to reverse its negative cash flow from operations and raise additional capital as needed. However, there is no assurance that the Company’s overall efforts will be successful.

If the Company is unable to generate significant sales growth in the near term and raise additional capital, there is a risk that the Company could default on additional obligations, and could be required to discontinue or significantly reduce the scope of its operations if no other means of financing operations are available. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern.

(b) EXHIBITS

The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are attached hereto unless otherwise indicated as being incorporated by reference, as follows:

Exhibit
Number	Description of Exhibit
3.01a	Articles of Incorporation dated June 15, 2010	Filed with the SEC on May 12, 2011 as part of our Registration Statement on Form S-1/A.
3.01b	Certificate of Amendment to Articles of Incorporation dated October 22, 2012	Filed with the SEC on November 13, 2012 as part of our Current Report on Form 8-K
3.01c	Certificate of Amendment to Articles of Incorporation dated March 15, 2018	Filed with the SEC on June 27, 2019 as an exhibit to our Registration Statement on Form 10-12G
3.01d	Certificate of Amendment to Articles of Incorporation dated March 19, 2018	Filed with the SEC on June 27, 2019 as an exhibit to our Registration Statement on Form 10-12G
3.01e	Certificate of Amendment to Articles of Incorporation dated April 3, 2018	Filed with the SEC on June 27, 2019 as an exhibit to our Registration Statement on Form 10-12G
3.01f	Certificate of Amendment to Articles of Incorporation dated October 9, 2018	Filed with the SEC on June 27, 2019 as an exhibit to our Registration Statement on Form 10-12G
3.02	Bylaws	Filed with the SEC on May 12, 2011 as part of our Registration Statement on Form S-1/A.
4.1	2019 Equity Incentive Plan	Filed with the SEC on June 27, 2019 as an exhibit to our Registration Statement on Form 10-12G
10.03	Share Exchange Agreement between Crown Dynamics Corp. and Airware Dated March 20, 2012	Filed with the SEC on March 26, 2012 as part of our current report on Form 8-K.
10.04	Agreement and Plan of Exchange between Item 9 Labs Corp. fka Airware and BSSD Group, LLC dated March 20, 2018	Filed with the SEC on June 27, 2019 as an exhibit to our Registration Statement on Form 10-12G
10.05	Purchase Agreement between Sidewinder Dairy, Inc. and the Company dated April 20, 2018	Filed with the SEC on August 16, 2019 as an exhibit to our Form 10-Q
10.6	Asset Purchase Agreement between Item 9 Labs Corp. and AZ DP Consulting, LLC dated November 26, 2018	Filed with the SEC on June 27, 2019 as an exhibit to our Registration Statement on Form 10-12G
10.7	Loan and Revenue Participation Agreement between Item 9 Labs Corp. and Viridis Group I9 Capital LLC dated September 13, 2018	Filed with the SEC on June 27, 2019 as an exhibit to our Registration Statement on Form 10-12G
10.8	Severance Agreement between Airware Labs Corp and Jeffrey Rassas, effective July 16, 2013	Filed with the SEC on July 19, 2013 as part of our Current Report on Form 8-K.
10.9	Employment Agreement with Sara Gullickson dated November 26, 2018	Filed with the SEC on June 27, 2019 as an exhibit to our Registration Statement on Form 10-12G
10.10	Term Sheet between Company and Strive Management LLC dated June 15, 2018	Filed with the SEC on August 22, 2019 as an exhibit to our Registration Statement on Form 10-12G/A
14.1	Code of Ethics	Filed with the SEC on June 27, 2019 as an exhibit to our Registration Statement on Form 10-12G
21	Subsidiaries	Filed herewith.

58

31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
99.1	Audit Committee Charter	Filed with the SEC on June 27, 2019 as an exhibit to our Registration Statement on Form 10-12G
99.2	Compensation Committee Charter	Filed with the SEC on June 27, 2019 as an exhibit to our Registration Statement on Form 10-12G
99.3	Nominations and Governance Committee Charter	Filed with the SEC on June 27, 2019 as an exhibit to our Registration Statement on Form 10-12G
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

59

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Know Labs, Inc. (the "Registrant") has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITEM 9 LABS CORP.

(Registrant)

Date: January 14, 2020	By:	/s/ Andrew Bowden
Andrew Bowden
Chief Executive Officer, and Director
(Principal Executive Officer)

Date: January 14, 2020	By:	/s/ Robert Mikkelsen
Robert Mikkelsen
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Andrew Bowden	Chief Executive Officer and Director	January 14, 2020
Andrew Bowdan	(Principal Executive Officer)

/s/ Robert Mikkelsen	Chief Financial Officer	January 14, 2020
Robert Mikkelsen	(Principal Financial/Accounting Officer)

/s/ Ronald L. Miller	Chairman of the Board	January 14, 2020
Ronald L. Miller

/s/ Jeffrey Rassas	Director	January 14, 2020
Jeffrey Rassas

/s/ Bryce Skalla	Director	January 14, 2020
Bryce Skalla

60