Form 10-Q
period 2019-12-31
Item 9 Labs Corp.
filed 2020-02-19
CIK 1500123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of February 19, 2020, there were 61,424,905 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

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

ITEM 9 LABS CORP.

FORM 10-Q

DECEMBER 31, 2019

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEX	F-1
Consolidated Condensed Balance Sheets as of December 31, 2019 (Unaudited) and September 30, 2019	F-2
Consolidated Condensed Statements of Operations for the Three Months Ended December 31, 2019 and 2018 (Unaudited)	F-3
Consolidated Condensed Statements of Cash Flows for the Three Months Ended December 31, 2019 and 2018 (Unaudited)	F-4
Consolidated Condensed Statements of Changes in Stockholders’ Equity for the Three Months Ended December 31, 2019 and 2018 (unaudited)	F-5
Notes to Consolidated Condensed Financial Statements (Unaudited)	F-6

ITEM 9 LABS CORP. AND SUBSIDIARIES
(FORMERLY AIRWARE LABS CORP.)
CONSOLIDATED CONDENSED BALANCE SHEETS

	(unaudited)
	December 31,	September 30,
	2019	2019
ASSETS
Current Assets:
Cash and cash equivalents	$46,680	$21,092
Restricted cash and cash equivalents	517,664	553,851
Accounts receivable, net of reserves of $22,460 and $0 at December 31, 2019 and September 30, 2019, respectively	366,658	437,026
Deferred costs	2,004,235	1,936,534
Prepaid expenses and other current assets	75,293	14,409
Total current assets	3,010,530	2,962,912

Property and equipment, net	7,180,662	7,170,422
Right of use asset	243,027	—
Investment in Health Defense, LLC	100,000	100,000
Deposit on land purchase from related party	600,000	600,000
Receivable for sale of Airware assets, net of reserves and unamortized discount of $307,430	474,715	504,715
Notes and interest receivable, net of reserves of $69,000	180,000	180,000
Other intangible assets, net	1,738,268	1,839,875
Goodwill, net	1,116,396	1,116,396
Total Assets	$14,643,598	$14,474,320

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,252,976	$1,076,546
Accrued payroll	103,342	77,560
Accrued compensated absences	69,424	69,424
Accrued interest	1,362,568	675,182
Accrued expenses	715,847	379,972
Accrued income tax	87,476	87,476
Short term notes payable	2,520,714	2,051,714
Operating lease liability - short term portion	67,952	—
Long term debt, in default	2,700,000	2,700,000
Convertible notes payable, in default	20,000	20,000
Total current liabilities	8,900,299	7,137,874

Operating lease liability	175,075	—

Total liabilities	9,075,374	7,137,874

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $.0001 per share, 2,000,000,000 shares authorized; 63,724,905 issued, 61,424,905 outstanding at December 31, 2019 and 63,643,005 shares issued and outstanding at September 30, 2019	6,374	6,365
Additional paid-in capital	21,806,059	18,148,962
Treasury stock	(3,450,000)	—
Accumulated deficit	(12,645,129)	(10,694,939)
Total Item 9 Labs Corp. stockholders' equity	5,717,304	7,460,388

Noncontrolling Interest	(149,080)	(123,942)

Total Stockholders' Equity	5,568,224	7,336,446

Total Liabilities and Stockholders' Equity	$14,643,598	$14,474,320

The accompanying notes are an integral part of these consolidated condensed financial statements.

ITEM 9 LABS CORP. AND SUBSIDIARIES
(FORMERLY AIRWARE LABS CORP.)
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	Quarter Ending	Quarter Ending
	December 31, 2019	December 31, 2018
Revenues, net	$1,532,856	$955,614
Cost of revenues	1,047,079	476,218
Gross profit	485,777	479,396

Operating expenses
Professional fees and outside services	267,378	350,884
Payroll and employee related expenses	822,458	315,617
Sales and marketing	120,977	82,443
Other operating expenses	454,474	129,205
Provision for bad debt	22,460	—
Total operating expenses	1,687,747	878,149

Loss from operations	(1,201,970)	(398,753)

Other income (expense)
Interest income	—	22,256
Interest expense	(773,358)	(800)
Total other income (expense), net	(773,358)	21,456

Net loss	(1,975,328)	(377,297)

Less: Net loss attributable to noncontrolling interest	(25,138)	(48,478)

Net loss attributable to Item 9 Labs Corp.	$(1,950,190)	$(328,819)

Basic and diluted weighted average common shares outstanding	62,563,490	56,851,805

Basic and diluted net loss per common share	$(0.03)	$(0.01)

The accompanying notes are an integral part of these consolidated condensed financial statements.

ITEM 9 LABS CORP. AND SUBSIDIARIES
(FORMERLY AIRWARE LABS CORP.)
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended
	December 31, 2019	December 31, 2018
Operating Activities:
Net loss	$(1,975,328)	$(377,297)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	32,110	12,961
Amortization	245,727	—
Common stock issued for services	132,106	123,500
Stock compensation expense	75,000	—
Provision for bad debt	22,460	—
Interest accretion from receivable	—	(12,532)
Changes in operating assets and liabilities:
Accounts receivable	47,908	(188,061)
Deferred costs	(67,701)	(354,345)
Prepaid expenses	(60,884)	10,299
Accounts payable	176,430	(59,631)
Accrued payroll	25,782	22,784
Accrued compensated absences	—	(827)
Accrued interest	687,386	400
Accrued expenses	335,875	(1,855)
Net Cash Used in Operating Activities	(323,129)	(824,604)

Investing Activities:
Purchases of property and equipment	(42,350)	(5,023)
Cash paid for purchase of AZ DP Counsulting LLC assets	—	(1,500,000)
Cash received from sale of Airware assets	30,000	—
Capitalized license fees	(144,120)	—
Net Cash Used in Investing Activities	(156,470)	(1,505,023)

Financing Activities:
Proceeds from the sale of common stock, net of issuance costs	—	3,150,000
Proceeds from the issuance of debt	469,000	—
Net Cash Provided by Financing Activities	469,000	3,150,000

Net (Decrease)/Increase in Cash	(10,599)	820,373

Cash and cash equivalents- Beginning of Period	574,943	1,674,266

Cash and cash equivalents - End of Period	$564,344	$2,494,639

Supplemental disclosure of cash flow information:
Interest paid in cash	$50,000	$—
Income taxes paid in cash	$—	$—

Cash and cash equivalents	$46,680	$2,494,639
Restricted cash and cash equivalents	517,664	—
Total	$564,344	$2,494,639

Supplemental disclosure of non-cash investing and financing activities:
Stock issued for asset acquisition of Arizona DP Consulting, LLC	$—	$7,770,000
Noncontrolling Interest	$(149,080)	$(48,478)
Right of use asset	$(243,027)	$—
Lease Liability	$243,027	$—
Non-cash equity compensation	$207,106	$123,500
Non-Cash Treasury Stock	$3,450,000	$—

Net assets acquired in acquisition of Arizona DP Consulting, LLC
Intangible assets	$—	$3,350,000
Goodwill	—	5,920,000
Total purchase consideration	$—	$—

The accompanying notes are an integral part of these consolidated condensed financial statements.

ITEM 9 LABS CORP. AND SUBSIDIARIES
(FORMERLY AIRWARE LABS CORP.)
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
THREE MONTHS ENDED DECEMBER 31, 2019 AND 2018

	Item 9 Labs Corp Equity
			Additional				Non
	Common Stock		Paid-in	Treasury Stock		Accumulated	Controlling
	Shares	Amount	Capital	Shares	Amount	(Deficit)	Interest	Total
Balance at September 30, 2018	54,766,642	$5,477	$3,427,230	—	$—	$(870,243)	$—	$2,562,464
Stock issued for acquisition	3,000,000	300	7,769,700	—	—	—	—	7,770,000
Issuance of stock for cash	3,100,000	310	3,149,690	—	—	—	—	3,150,000
Exchange of shares for services	30,000	3	123,497	—	—	—	—	123,500
Net loss	—	—	—	—	—	(328,819)	(48,478)	(377,297)
Balance at December 31, 2018	60,896,642	$6,090	$14,470,117	—	$—	$(1,199,062)	$(48,478)	$13,228,667

Balance at September 30, 2019	63,643,005	6,365	18,148,962	—	—	(10,694,939)	(123,942)	7,336,446
Treasury stock acquired in settlement agreement	—	—	3,450,000	(2,300,000)	(3,450,000)	—	—	—
Exchange of shares for services	55,618	6	132,100	—	—	—	—	132,106
Stock compensation	26,282	3	74,997	—	—	—	—	75,000
Net loss	—	—	—	—	—	(1,950,190)	(25,138)	(1,975,328)
Balance at December 31, 2019	63,724,905	$6,374	$21,806,059	(2,300,000)	$(3,450,000)	$(12,645,129)	$(149,080)	$5,568,224

The accompanying notes are an integral part of these consolidated condensed financial statements.

ITEM 9 LABS CORP.

(FORMERLY AIRWARE LABS CORP)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

On October 18, 2018 the Company effected a 1 for 20 reverse stock split of the Company’s common stock. The par value and number of authorized shares were not adjusted as a result of the reverse stock split. The total number of shares outstanding at the time of the split was adjusted from 1,095,332,835 to 54,766,642. All share information in these consolidated condensed financial statements has been retroactively adjusted to reflect the effect of the reverse split.

On March 20, 2018, the Company closed on an Agreement and Plan of Exchange (the “Agreement”) to acquire all of the membership interests of BSSD Group, LLC (“BSSD”), an Arizona limited liability company formed on May 2, 2017, in exchange for newly issued restricted shares of the Company’s common stock (the “Shares”), which represented approximately 75% of the issued and outstanding shares of the Company’s common stock on a fully-diluted basis. The 40,355,771 Shares were distributed pro-rata to the BSSD members. As part of the Agreement, the Company agreed to increase its authorized shares of common stock to two billion.

For accounting purposes the transaction was recorded as a reverse recapitalization, with BSSD as the accounting acquirer. Consequently, the historical pre-merger financial statements of BSSD are now those of the Company. In its determination that BSSD was the accounting acquirer, the Company considered pertinent facts and circumstances, including the following: (i) the BSSD owners received the largest portion of the voting rights of the combined entity; (ii) the management team of the combined entity is primarily comprised of owners or management of BSSD; (iii) the continuing business of the combined entity will be the business of BSSD.

Through a licensing agreement, the Company grows medical marijuana and produces cannabis related products at their facility in Pinal County, Arizona on behalf of licensed medical marijuana dispensaries in the state of Arizona. The major assets of the Company, consisting of five acres of land and a cultivation facility, were contributed by the members of BSSD in May 2017 and were recorded at the historical carrying value (original cost less any related accumulated depreciation) of the members as of the contribution date.

On September 12, 2018, the Company executed a $1,500,000 promissory note (see Note 8) which was used to make a capital contribution into Strive Management, LLC, a Nevada limited liability company (“Strive Management”). In exchange for the contribution, the Company received a 20% membership interest in Strive Management. The remaining interests are held by three individuals one of which is the Company’s former Chief Executive Officer. Through a management agreement with Strive Wellness of Nevada, LLC, a related party (the Company’s former CEO is a member of this LLC), Strive Management will facilitate the cultivation, processing and distribution of marijuana in Nevada. Strive Wellness of Nevada, LLC has been allocated cultivation, processing and distribution licenses from the state of Nevada. Additionally, the Company will acquire an additional 31% ownership of Strive Management upon the approval from the state of Nevada to operate the cultivation and processing facility. See Note 15.

Principles of Consolidation

Item 9 Labs consolidates all variable interest entities (“VIEs”) in which the Company is deemed to be the primary beneficiary and all other entities in which it has a controlling voting interest.  An entity is generally a VIE if it meets any of the following criteria: (i) the entity has insufficient equity to finance its activities without additional subordinated financial support from other parties, (ii) the equity investors cannot make significant decisions about the entity’s operations or (iii) the voting rights of some investors are not proportional to their obligations to absorb the expected losses of the entity or receive the expected returns of the entity and substantially all of the entity’s activities involve or are conducted on behalf of the investor with disproportionately few voting rights. The Company periodically makes judgments in determining whether its investees are VIEs and, at each reporting period, the Company assesses whether it is the primary beneficiary of any of its VIEs. As of December 31, 2019 and September 30, 2019, the Company is deemed the primary beneficiary of Strive Management because the entity has insufficient equity to finance its activities without additional subordinated support. The interests in Strive Management held by non-controlling members have been presented on the statement of operations and statement of stockholders’ equity as non-controlling interest. See Note 15.

The consolidated condensed financial statements include the accounts of the Company, its wholly-owned subsidiaries and variable interest entities in which the Company is the primary beneficiary. Intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated condensed financial statements of the Company as of December 31, 2019 have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and do not include all the information and notes necessary for a presentation of financial position and results of operations in accordance with GAAP and should be read in conjunction with our September 30, 2019 audited financial statements filed with the SEC on our Form 10-K filed January 14, 2020. It is management’s opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. We derived the September 30, 2019 consolidated condensed balance sheet data from audited consolidated financial statements, however, we did not include all disclosures required by GAAP. The results for the interim period are not necessarily indicative of the results to be expected for the year ending September 30, 2020.

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

Accounts Receivable

Accounts receivable are reported at the amount management expects to collect from outstanding balances. Differences between the amount due and the amount management expects to collect are reported in the results of operations of the period in which those differences are determined, with an offsetting entry to a valuation allowance for accounts receivable.

Deferred Costs

Deferred costs consist of the costs directly related to the production and cultivation of marijuana crops and cannabis derived concentrates. Deferred costs are relieved to cost of services as products are delivered to dispensaries.

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

Notes and Other Receivables, net

Notes and other receivables are reported at the amount management expects to collect from outstanding balances. Differences between the amount due and the amount management expects to collect are reported in the results of operations of the period in which those differences are determined, with an offsetting entry to a valuation allowance for receivables. Management assesses all receivables individually and in total, considering historical credit losses as well as existing economic conditions to determine the likelihood of future credit losses. The Company stops accruing interest on interest bearing receivables when the receivable is in default. There was a total valuation allowance as of December 31, 2019 and September 30, 2019 of $376,430.

Impairment of Long-Lived Assets

We analyze long-lived assets, including property and equipment and definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. We review the amortization method and estimated period of useful life at least at each balance sheet date. We record the effects of any revision to operations when the change arises. We recognize impairment when the estimated undiscounted cash flow generated by those assets are less than the carrying amount of such assets. The amount of impairment is the excess of the carrying amount over the fair value of such assets, which is generally calculated using discounted cash flows.

Intangible Assets Subject to Amortization

Intangible assets include trade name, customer relationships, website, a noncompete agreement and intellectual property obtained through a business acquisition (see Note 2). Intangible assets acquired in a business combination are recognized at fair value using generally accepted valuation methods deemed appropriate for the type of intangible asset acquired. Intangible assets with finite lives are amortized over their estimated useful life and reported net of accumulated amortization, separately from goodwill. Amortization is calculated on the straight-line basis using the following estimated useful lives:

•	Trade names	10 years
•	Customer relationships	2 years
•	Noncompete agreement	4 months (settlement agreement, see Note 2)
•	Websites and other intellectual property	5 years

Generally, the Company utilizes the relief from royalty method to value trade name, the with or without method for valuing the customer relationships, and the discounted cash flow method for valuing website and intellectual property.

Goodwill

Goodwill represents the excess of the purchase price paid for the acquisition of a business over the fair value of the net tangible and intangible assets acquired. Goodwill is not subject to amortization and is tested annually for impairment, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. The goodwill included in these consolidated condensed financial statements represents the amount of consideration paid above the amount of the individually identifiable assets acquired. In assessing potential impairment, management first considers qualitative factors to determine if an impairment of goodwill exists. Upon the determination of a likely impairment, management assesses the recorded goodwill balance with the fair value of the business acquired.

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

The Company files income tax returns in the U.S. federal jurisdiction, and the State of Arizona. The Company is subject to U.S. federal, and state income tax examinations by tax authorities. Generally all periods beginning on or after January 1, 2015 are open to examination by taxing authorities. The Company believes it has no tax positions for which the ultimate deductibility is highly uncertain.

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

All of the Company’s revenue is associated with a customer contract that represents an obligation to perform services that are delivered at a single point in time.  Any costs incurred prior to the period in which the services are performed to completion are deferred and recognized as cost of revenues in the period in which the performance obligations are completed. For the three months ended December 31, 2019, approximately 92% of the Company’s revenue was generated from performance obligations completed in the state of Arizona and for the three months ended December 31, 2018, all revenues were generated for performance obligations completed in the state of Arizona.

The Company recognizes revenue as services are rendered. Services are considered complete upon successful delivery of the product to the dispensary as the Company has no further performance obligations at this point in time and collection is assured. Under the performance contract, the Company acts as an agent for the dispensary, does not own the marijuana, cannot exchange the marijuana, prepares invoices for the dispensary and all employees that are in contact with marijuana are dispensary agents of the dispensary with which we have our contract. Given these facts and circumstances, it is the Company’s policy to record the revenue related to the contract net of the amount retained by the dispensary. Per the dispensary contract, the Company is paid 85% of the wholesale market price of the marijuana for the services rendered.

The Company’s revenues accounted for under ASC 606, do not require significant estimates or judgments based on the nature of the Company’s revenue stream. The sales price is generally fixed at the point of sale and all consideration from the contract is included in the transaction price. The Company’s contracts do not include multiple performance obligations or variable consideration.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, consisting of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short term to maturity.  The Company’s receivable resulting from the sale of Airware, notes receivable and notes payable were discounted to its estimated fair value.

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

Net Loss Per Share

Basic earnings per share does not include dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. Dilutive securities are not included in the weighted average number of shares when inclusion would be anti-dilutive. At December 31, 2019 and September 30, 2019, there were 632,701, and 656,112 shares underlying convertible notes payable, warrants and options, that were anti-dilutive, respectively.

Stock-Based Compensation

The Company accounts for its stock-based awards in accordance with ASC Subtopic 718-10, “Compensation – Stock Compensation”, which requires fair value measurement on the grant date and recognition of compensation expense for all stock-based payment awards made to employees and directors. For stock options, the Company estimates the fair value using a closed option valuation (Black-Scholes) model. The estimated fair value is then expensed over the requisite service period of the award which is generally the vesting period and the related amount is recognized in the consolidated condensed statements of operations. The Company recognizes forfeitures at the time they occur.

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

Recently Issued Accounting Pronouncements

Adopted

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350). The update simplifies the process for assessing goodwill for impairment. The amended guidance removes the second step that was previously required. ASU 2017-04 is effective for us on October 1, 2023, with early adoption permitted for periods beginning after January 1, 2017. The Company adopted ASU 2017-04 on October 1, 2018.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The update improves financial reporting about leasing transactions by requiring a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by lease terms of more than 12 months. The Company adopted ASU 2016-02 effective October 1, 2019.The most significant change was related to the recognition of a right-of-use asset and lease liability on our consolidated condensed balance sheet for our real estate operating lease. The impact on our results of operations and cash flows is not material. See Note 10.

Pending Adoption

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which provides guidance on measuring credit losses on financial instruments. The amended guidance replaces current incurred loss impairment methodology of recognizing credit losses when a loss is probable with a methodology that reflects expected credit losses and requires a broader range of reasonable and supportable information to assess credit loss estimates. ASU 2016-13 is effective for the Company on October 1, 2023, with early adoption permitted on October 1, 2019. The Company is assessing the provisions of this amended guidance; however, the adoption of the standard is not expected to have a material effect on our consolidated condensed financial statements.

There have been no other recent accounting pronouncements or changes in accounting pronouncements that have been issued but not yet adopted that are of significance, or potential significance, to the Company.

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

Identifiable intangible assets consist of the following as of December 31, 2019:

	Balance at			Balance at
	October 1, 2019	Other Additions	Amortization	December 31, 2019
Trade names	$161,848	$144,120	$(3,000)	$302,968
Customer relationships	181,250	—	(36,250)	145,000
Websites and other intellectual property	1,144,277	—	(67,310)	1,076,967
Non-compete agreement	352,500	—	(139,167)	213,333

Total other intangible assets	1,839,875	144,120	(245,727)	1,738,268

Goodwill	1,116,396	—	—	1,116,396

Total	$2,956,271	$144,120	$(245,727)	$2,854,664

On November 15, 2019, Ms. Sara Gullickson voluntarily resigned as Chief Executive Officer and member of the Board of Directors of Item 9 Labs Corp. The resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices. Ms. Gullickson and the Company have mutually agreed to amend the terms of the employment agreement and non-competition agreement between Ms. Gullickson and the Company dated November 26, 2018 pursuant to which (i) the non-competition period shall be reduced from three (3) years to four (4) months; (ii) Ms. Gullickson shall receive her full salary and health benefits for four (4) months from the resignation date (a significantly reduced period of time); and (iii) Ms. Gullickson shall cancel and return to treasury an aggregate amount 2,300,000 restricted shares of Company Common Stock which were acquired by Gullickson pursuant to that certain Asset Purchase Agreement dated November 26, 2018 by and between Arizona DP Consulting LLC, an Arizona limited liability company, as seller, and Gullickson as the sole member of the seller on the one hand, and the Company and AZ DP Holdings, LLC, a Nevada limited liability company as buyer, on the other hand. The returning of the stock was accounted for as a capital contribution and treasury stock transaction. As such, there was no impact on total equity.

In exchange for the aforementioned terms, the Company and Gullickson agreed to a release of claims against each other, among other things. The agreement contains representations and warranties customary for agreements of this type.

Note 3 - Property and Equipment, Net

The following represents a summary of our property and equipment as of December 31, 2019 and September 30, 2019:

	December 31,	September 30,
	2019	2019
Cultivation and manufacturing equipment	$171,271	$154,059
Construction in progress	4,085,435	4,060,297
Land and building	3,093,549	3,093,549
	7,350,255	7,307,905
Accumulated Depreciation	(169,593)	(137,483)
	$7,180,662	$7,170,422

Depreciation expense for the three months ended December 31, 2019 and 2018 was $32,110 and $12,961, respectively.

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

As additional consideration, the Company was given a 10% ownership interest in Health Defense LLC. This ownership is valued at $100,000 and is reflected on the consolidated condensed balance sheets as Investment in Health Defense at December 31, 2019 and September 30, 2019.

As of December 31, 2019 and September 30, 2019, management determined that the receivable described above should be classified as long-term on the consolidated condensed balance sheets as the payments have not been made as scheduled. Additionally, management has recorded an allowance on the receivable of $307,430 at December 31, 2019 and September 30, 2019.

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

On May 15, 2018, the Company entered into a Promissory Note Agreement with a borrower in the principal amount of $60,000. This is a one year note with 15% non-compounded annual interest payable at maturity. It is convertible at the discretion of the Company into an interest in a strategic partnership of ownership and operations of a certain dispensary license. The note is personally guaranteed by the borrower. This note is in default and is on non-accrual status. At December 31, 2019, the principal and interest has been fully reserved in the amount of $69,000.

At December 31, 2019 and September 30, 2019, the Company has accrued $39,000 of interest receivable related to these notes which is included in notes and interest receivables on the accompanying consolidated condensed balance sheets.

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

Pursuant to the Loan Agreement, the Company may make multiple borrowings under the Loan Agreement in the total aggregate principal amount of up to $2.5 million (the “Loan”) for the purpose of completing development and construction on certain real property located in Pahrump, Nevada owned by the Company. The Loan is a multiple advance credit facility. The Company drew $2,000,000 on August 28, 2019 and an additional $200,000 on November 26, 2019. Interest in the amount of 15% of the total amount borrowed (based on total draws) under the Loan will be paid in addition to principal at the maturity date. The Loan has a term of sixty days from funding of the Loan and may be extended for additional sixty days subject to the satisfaction of certain conditions including ten days’ notice and an extension loan fee of 15% of the aggregate total of advances under the Loan. The Loan is secured by a first priority interest in the Company’s real property located in Coolidge, Arizona, including improvements and personal property thereon (the “Property”) and includes an unconditional guarantee by Item 9 Labs Corp. The 5-acre property has 20,000 square feet of buildings, housing the cultivation and processing operations. The total balance of the loan, including accrued interest as of December 31, 2019 was $3,050,000, after the Company executed extensions in October and December 2019.

Note 7 – Unsecured Convertible Note Payable

In the reverse recapitalization disclosed in Note 1, the Company assumed one unsecured convertible note payable with principal balance totaling $20,000 which was due in August 2012, carries an interest rate of 8% and is convertible including accrued interest to common stock at $.50 per share, which would be 62,710 shares as of December 31, 2019 and September 30, 2019. As of December 31, 2019 and September 30, 2019, this unsecured convertible note payable is considered in default and has been presented as a current liability on the consolidated condensed balance sheets.

Note 8 – Long Term Debt in Default

On September 13, 2018, the Company entered into a Loan and Revenue Participation Agreement with Viridis Group I9 Capital LLC (“Viridis”) in which Viridis has agreed to loan the Company up to $2.7 million for the expansion of the Company’s Arizona and Nevada properties (see Note 12). As of September 30, 2018, the Company received $1,500,000 of proceeds from Viridis in the form of a promissory note. The $1,500,000 proceeds were utilized to acquire a 20% ownership in Strive Management, LLC as described in Notes 1 and 9, and is collateralized with a Deed of Trust on the Company’s approximately 5 acre property and construction in progress. In exchange for the loan, Viridis will be repaid in the form of waterfall revenue participation schedules. Viridis shall receive 5% of the Company’s gross revenues from the Nevada operations until the loan is repaid, 2% until repaid 200% of the amount loaned, and 1% of gross revenues in perpetuity or until a change in control. Payments on the loan will commence 90 days after the Nevada operation begins earning revenue. Parties acknowledge that the Company was expected to own only 51% of the Nevada operations and therefore Viridis’ revenue participation is limited to the Company’s interest. On February 14, 2020, the Company acquired the remaining 80% membership interest in Strive Management, LLC. Therefore, the revenue participation payments will be based on 100% of the revenues of the Company’s Nevada operations. The operations in Nevada have not yet begun as of the date of this filing. On August 26, 2019, the loan was amended to include 6% annualized interest in exchange for Viridis subordinating its debt to another lender. Interest of $294,084 has been accrued as of December 31, 2019.

The additional $1,200,000 of proceeds drawn during the year ended September 30, 2019 were utilized to construct an additional 10,000 square foot cultivation and processing facility in Arizona that became operational in June 2019. The loan was originally collateralized with a Deed of Trust on the Company’s 5 acre parcel in Coolidge, AZ and its two 10,000 square foot buildings. In August 2019, Viridis agreed to subordinate its first priority Deed of Trust and move into a 2nd position. The proceeds were received as construction draws between November 2018 and January 2019. In exchange for the loan, Viridis will be repaid in the form of waterfall revenue participation schedules. Viridis shall receive 5% of the Company’s gross revenues from the Arizona operations until the loan is repaid, 2% until repaid 200% of the amount loaned, and 1% of gross revenues in perpetuity or until a change in control. Payments on the loan will commence 90 days after the Arizona operation begins earning revenue. Interest on the notes accrue monthly at a 2.9% annual rate. On August 26, 2019, the loan was amended to include 6% annualized interest in exchange for Viridis subordinating its debt to another lender. Interest of $249,245 has been accrued as of December 31, 2019.

Both notes are in default as of December 31, 2019. As such, the notes are presented as current liabilities on the consolidated condensed balance sheets. The notes are with a related party, Viridis. The former CEO of Viridis is the CEO and a board member of Item 9 Labs Corp.

The Company’s subsidiary, BSSD Group, LLC borrowed $269,000 from Viridis Group during the three months ended December 31, 2019. This note bears annualized interest at 15%. The remaining terms of the note are still being negotiated.

Note 9 – Variable Interest Entity

As of December 31, 2019 and September 30, 2019, the Company has determined that it holds a variable interest in Strive Management due to the Company being its sole source of capital. Further, the Company has agreed to raise $4,000,000 on Strive Management’s behalf through promissory note agreements that the Company will guarantee. No funds have been raised as of the date of these consolidated condensed financial statements. If the funds are not raised, the additional 31% interest due to the Company upon operational approval from the State of Nevada as discussed in Note 1 would be subject to reclamation by the other members of Strive Management. The Company has been determined to be the primary beneficiary of Strive Management as the Company has the power to direct the activities that significantly impact Strive Management’s economic performance and the obligation to absorb losses. Strive Management’s financial statements as of December 31, 2019 and September 30, 2019 and for the quarters ending December 31, 2019 and 2018 have been consolidated with the Company. Upon consolidation, the assets of Strive Management were recorded at its carrying amounts. The effects of consolidating Strive Management resulted in an increase in assets of $517,664 and $553,851 as of December 31, 2019 and September 30, 2019, respectively, and an increase in expenses of $31,423 and $60,598 for the three months ended December 31, 2019 and 2018, respectively. Though consolidated, all assets and liabilities of Strive Management LLC are non-recourse in that they can only be used to settle obligations of Strive Management and creditors can only seek recourse against Strive Management, not the Company, even though it has been deemed the primary beneficiary.

As discussed in Note 15, the Company completed the purchase of the remaining ownership interests of Strive Management LLC in February 2020.

Note 10 – Leases

The Company leases its corporate office from an entity controlled by the CEO of the Company, under an operating lease. The lease is for a term of 5 years beginning September 1, 2019. The following is a schedule by years of future minimum payments required under the lease together with their present value as of December 31, 2019:

Future Minimum
Payments
2020	$58,478
2021	80,013
2022	82,114
2023	84,215
2024	78,963

383,783

less imputed interest	(140,756)

$243,027

As of the inception of the lease, the lease liability and right of use asset was recorded at $268,359, the amount of the present value of all lease payments. To calculate the lease liability and right of use asset, the Company used a 20% discount rate, the approximate interest rate the Company would borrow at.

Amortization in the amount of $25,332 has been recorded against the right of use asset and lease liability, leaving a balance in each of $243,027 as of December 31, 2019.

Note 11 - Concentrations

For the three months ended December 31, 2019 and 2018, respectively, 92% and 100% of the Company’s revenue were generated from a single customer.

Note 12 - Commitments and Contingencies

The production and possession of marijuana is prohibited by the United States of America, though the state of Arizona allows these activities to be performed at licensed facilities such as BSSD. If the federal government decides to enforce the Controlled Substances Act, it could have a material adverse effect on our business. However, the Company does not currently believe the federal prohibition of these activities will negatively impact the business. As such, the Company has not elected to record a related accrual contingency.

The Company is in default on convertible notes payable totaling $20,000 (see Note 7). The Company has attempted to communicate with the note holder to request extension or conversion, but has been unsuccessful in doing so. The full balance on this note is included in current liabilities.

On April 20, 2018, the Company entered into an agreement for the purchase of approximately 44 acres of land from an affiliate of a founding member of BSSD. The purchase price of the property is $3,000,000, payable as follows; (i) $200,000 deposited with escrow agent as an initial earnest money deposit, (ii) on or before February 1, 2019, the Company will deposit an additional $800,000 into escrow as additional earnest money deposit and (iii) the balance of the purchase price shall be paid via a promissory note. The earnest money amounts are non-refundable. The Company has negotiated an amendment to this agreement that will spread the $800,000 payment over the course of 4 months. As of the date of these consolidated condensed financial statements, $600,000 has been deposited in escrow which has been classified as a long-term asset on the consolidated condensed balance sheet as of December 31, 2019 and September 30, 2019.

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

As of December 31, 2019, the Company has received the $1,500,000 and invested the funds in Strive Management (see Notes 8 and 9). The remaining $1,200,000 has been provided by Viridis directly to contractors of the Arizona property from an account owned and controlled by Viridis. The Company recorded the $2,700,000 as debt at December 31, 2019 and September 30, 2019.

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

As discussed in Note 8, BSSD Group, LLC, a wholly owned subsidiary of the Company entered into a loan agreement with Viridis.

As discussed in Note 2, the Company issued 3,000,000 shares of restricted common stock as part of the asset purchase agreement dated November 26, 2018. As part of November 15, 2019 settlement agreement, Gullickson returned 2,300,000 shares of stock to the Company.

During the three months ended December 31, 2018, the Company issued 3,000,000 shares of restricted common stock to Viridis I9 Capital LLC, an LLC in which, Andrew Bowden, director and CEO of the Company is a member. The sales price was $1.00 per share with net proceeds of $3,000,000.

The Company has a construction management agreement with the Viridis Group to oversee the Nevada construction project totaling $20,000 monthly. The Company owes Viridis $60,000 for these services as of December 31, 2019 and September 30, 2019.

As discussed in Note 12, the Company has a lease agreement with VGI Capital LLC. A member of VGI Capital was elected to the Company’s board of directors on December 21, 2018 and is currently the Company’s CEO.

Included in our accounts payable at December 31, 2019 and September 30, 2019 is approximately $160,000 in amounts due to related parties.

Note 14 - Stockholders’ Equity

Common Stock

During the three months ended December 31, 2018, the Company raised approximately $3,150,000 via private placement. 3,000,000 shares were issued for $1 per share and 100,000 shares were issued for $1.50 per share.

As discussed in Note 2, the Company issued 3,000,000 shares of restricted common stock, valued at $7,770,000 as consideration for the acquisition of the majority of the assets in AZ DP Consulting, LLC.

In the three months ended December 31, 2018, in the normal course of business, the Company issued 30,000 shares of restricted common stock, valued at $123,500 as consideration for various consulting contracts.

In the three months ended December 31, 2019, in the normal course of business, the Company issued 55,618 shares of restricted common stock, valued at $132,106 as consideration for various contracts, including venue sponsorships, marketing, and investor relations.

In the three months ended December 31, 2019, the Company issued 26,282 shares of restricted common stock to employees, valued at $75,000.

Warrants

As of December 31, 2019, there are 275,000 warrants for purchase of the Company’s common stock outstanding. 23,411 warrants expired during the three months ended December 31, 2019. Warrants outstanding as of December 31, 2019 are as follows:

	Common Shares
	Issuable Upon	Exercise Price of	Date	Expiration
	Exercise of Warrants	Warrants	Issued	Date
Warrants issued by predecessor	175,000	$2.00	3/31/2015	8/31/2020
Warrants issued by predecessor	100,000	$1.00	7/28/2016	7/28/2021

Balance of Warrants at December 31, 2019	275,000

As discussed in Note 1, on March 20, 2018 the Company executed an agreement to acquire all the voting interest in BSSD Group, LLC. As BSSD Group, LLC is the accounting acquirer, all previously outstanding warrants were re-issued under the new company.

Stock Options

On May 8, 2018, the Company granted 22,500 stock options to board members. The options are exercisable at $2.40 per share with a ten year term. The options will vest equally over three years unless there is a change of control of the Company at which time any unvested options vest immediately. As of December 31, 2019 and September 30, 2019, there are 294,991 stock options outstanding.

The Company determines the fair value of stock options issued on the date of grant using the Black-Scholes option-pricing model.

There was no option activity during the three months ended December 31, 2019 and 2018.

Note 15 - Subsequent Events

In December 2019, BSSD Group LLC, a wholly owned subsidiary of the Company terminated its personal services agreement with Buds & Roses. This agreement allowed the Company to cultivate, process and distribute cannabis in the state of Arizona. The agreement has a run-out period through March 31, 2020, during which time, BSSD Group LLC was negotiating with other Arizona dispensaries to perform under a similar contract. BSSD had to make a payment of approximately $400,000 in December 2019 to settle the outstanding balance on the current contract, and is required to pay $80,000 monthly on the first of January, February and March 2020. In February 2020, the Company entered into a similar agreement with another company with a flat monthly rate of $40,000.

In February 2020, the Company executed an agreement with the other members of Strive Management, LLC to purchase the remaining 80% of Strive Management, LLC, as well as the Nevada licenses its members held in another entity. The Company agreed to pay $500,000 in cash, $1,000,000 in an unsecured note payable and issue 3,250,000 membership units of Strive Management and Strive Wellness which are exchangeable for shares of the Company’s restricted common stock. Additionally, the Company issued a cashless warrant for 2,000,000 membership units of Strive Management and Strive Wellness which are exchangeable for shares of the Company’s restricted common stock. In order to close the transaction, the Company borrowed $500,000 from Stockbridge Enterprises, a related party. The note bears interest at 6% per annum and entitles Stockbridge Enterprises to a cashless warrant for 500,000 shares of common stock of the Company with an exercise price of $1.00. The Company is to repay the loan by April 11, 2020. Upon default, the interest rate increases to 11% per annum and the exercise price of the warrants decreases to $.75 for the next thirty days, $.50 for the following thirty days and finally $.05 thereafter.

In February 2020, the Company appointed Doug Bowden to its Board of Directors.

Note 16 – Going Concern

The accompanying consolidated condensed financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and has incurred net losses since its inception. These losses, with the associated substantial accumulated deficit, are a direct result of the Company’s planned ramp up period as it is pursuing market acceptance and geographic expansion. In view of these matters, realization of a major portion of the assets in the accompanying consolidated condensed balance sheets is dependent upon continued operations of the Company which in turn is dependent upon the Company’s ability to meet its financing requirements, and the success of its future operations. The Company operates in a new, developing industry with a variety of competitors. These factors raise substantial doubt about the Company’s ability to continue as a going concern. As a result, the Company’s independent registered public accounting firm included an emphasis-of-matter paragraph with respect to the consolidated financial statements for the year ended September 30, 2019, expressing uncertainty regarding the Company’s assumption that it will continue as a going concern.

In order to continue as a going concern, the Company will need to generate additional revenue and obtain additional capital to fund its operating losses and service its debt. Management’s plans in regard to these matters are described as follows:

Sales and Marketing. Historically, the Company has generated the majority of its revenues by providing its products to dispensaries throughout the state of Arizona. The Company’s revenues have increased significantly since its inception in May 2017. Management will continue its plans to increase revenues in the Arizona market by providing superior products. Additionally, as capital resources become available, the Company plans to expand into additional markets outside of Arizona, with construction of a cultivation and processing facility underway in Nevada.

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

If the Company is unable to generate significant sales growth in the near term and raise additional capital, there is a risk that the Company could default on additional obligations, and could be required to discontinue or significantly reduce the scope of its operations if no other means of financing operations are available. The consolidated condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern.

END NOTES TO FINANCIALS

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended September 30, 2019 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2019, filed with the Securities and Exchange Commission (the “SEC”) on January 14, 2020.

Forward-Looking Statements

The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the securities Exchange Act of 1934, as amended, (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. The words “anticipated,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “should,” “could,” “predicts,” potential,” continue,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements that we make. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements. All forward-looking statements in this Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. In evaluating these statements, you should specifically consider various factors, uncertainties and risks that could affect our future results or operations. These factors, uncertainties and risks may cause our actual results to differ materially from any forward-looking statement set forth in this quarterly report on Form 10-Q. You should carefully consider these risks and uncertainties described and other information contained in the reports we file with or furnish to the SEC before making any investment decision with respect to our securities. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

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

We expanded our assets in November 2018 with the acquisition of the majority of the assets of AZ DP Consulting LLC. The acquisition was treated as a business combination for financial reporting purposes. The acquisition was valued at $9,270,000, $1,500,000 in cash and $7,770,000 (3 million shares valued at $2.59/share) of the Company’s restricted common stock. As part of the acquisition, the owner of AZ DP Consulting LLC, Sara Gullickson came aboard Item 9 Labs Corp. as CEO. We acquired numerous web domains, including dispensarypermits.com and dispensarytemplates.com, amongst many others, marijuana business templates, a workforce, tradenames and customer lists. The consulting side of the business provides dispensary application services to its clients, and through the acquisition, provides Item 9 Labs Corp. with synergistic partnerships for growth into new markets. Through nine months of operating the business, we concluded that the assets, as recorded at the acquisition date were impaired as of September 30, 2019. The impairment is included in the results of operations, totaling $5,758,827 for the year ended September 30, 2019. In November 2019, Sara Gullickson resigned as CEO. As part of her resignation, she and the Company mutually agreed on an amendment to her employment agreement in which she would cancel and return 2,300,000 shares of the common stock she obtained in the acquisition in exchange for a reduction in the duration of her non-compete agreement from 3 years to 4 months.

Our Arizona facility expanded during the year ended September 30, 2019, and we have continued our production increase in the three months ended December 31, 2019. As demand for our products continues to grow, we will continually increase production to meet the demand.

We plan to expand into other markets through various methods, and plan to utilize strategic partnerships as necessary to provide the synergies to assist in our growth. As part of this expansion plan, we acquired land in Pahrump, Nevada during the year ended September 30, 2018 to build our second production facility. As described in Note 15 of the consolidated condensed financial statements, the Company acquired cultivation, processing and distribution licenses in Nevada on February 14, 2020, keeping the Company on track to continue its expansion into Nevada.

Results of Operations

	Three Months Ended	Three Months Ended
	December 31, 2019	December 31, 2018
Revenues, net	$1,532,856	$955,614
Cost of services	1,047,079	476,218
Gross profit	485,777	479,396

Operating expenses	1,687,747	878,149

Loss from operations	(1,201,970)	(398,753)

Interest income (expense)	(773,358)	21,456

Net loss	$(1,975,328)	$(377,297)

Revenues

Total revenues for the three months ended December 31, 2019 were $1,532,856 compared to the revenue for the period ended December 31, 2018 of $955,614, an increase of $577,242 or 60%. This increase was primarily due to an overall increase in monthly sales as production and demand for our products grew. Management anticipates revenues to continue to grow as the revenue trends are positive month over month.

Costs of Services

Costs of services consist primarily of labor, materials, supplies and utilities. Costs of services as a percentage of revenues was 68% for the three months ended December 31, 2019 compared to 50% for the period ended December 31, 2018, consisting of certain costs, predominantly labor and materials increased at a higher rate to ramp up production. Management believes these costs will increase at a much lower rate than revenues and production in future periods, which will lead to higher profit margins than these historical figures illustrate.

Gross Profit

Gross profit for the three months ended December 31, 2019 was $485,777 compared to $479,396 (50%) for the three months ended December 31, 2018. The decrease in profit margin was due to an increase in costs necessary to ramp up production to meet demand.

Operating Expenses

Total operating expenses for the three months ended December 31, 2019 were $1,687,747 compared to $878,149 for the three months ended December 31, 2018, an increase of $809,598. Operating expenses as a percentage of gross profit increased from 183% to 347% for the periods compared. Management believes this ratio will decrease going forward as the expectation is that revenues will continue to grow at a higher rate than operating expenses. The largest increase in operating expenses for the three months ended December 31, 2019 compared to 2018 was in payroll and employee related expenses, which saw an increase of $506,842. As the Company continues to grow, payroll in management and the corporate office has had to increase significantly to prepare for the additional growth. $507,403 of the Company’s operating expenses for the three months ended December 31, 2019 related to non-cash transactions including depreciation, amortization, bad debt expense and stock issued for services rendered.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and has incurred net losses since its inception. These losses, with the associated substantial accumulated deficit, are a direct result of the Company’s planned ramp up period as it is pursuing market acceptance and geographic expansion. In view of these matters, realization of a major portion of the assets in the accompanying consolidated condensed balance sheets is dependent upon continued operations of the Company which in turn is dependent upon the Company’s ability to meet its financing requirements, and the success of its future operations. The Company operates in a new, developing industry with a variety of competitors. These factors raise substantial doubt about the Company’s ability to continue as a going concern. As a result, the Company’s independent registered public accounting firm included an emphasis-of-matter paragraph with respect to the consolidated financial statements for the year ended September 30, 2019, expressing uncertainty regarding the Company’s assumption that it will continue as a going concern.

In order to continue as a going concern, the Company will need to generate additional revenue and obtain additional capital to fund its operating losses and service its debt. Management’s plans in regard to these matters are described as follows:

Sales and Marketing. Historically, the Company has generated the majority of its revenues by providing its products to dispensaries throughout the state of Arizona. The Company’s revenues have increased significantly since its inception in May 2017, and continue to grow as of the date of these consolidated condensed financial statements. Management will continue its plans to increase revenues in the Arizona market by providing superior products. Additionally, as capital resources become available, the Company will expand into additional markets outside of Arizona, with construction of a cultivation and processing facility underway in Nevada.

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

If the Company is unable to generate significant sales growth in the near term and raise additional capital, there is a risk that the Company could default on additional obligations, and could be required to discontinue or significantly reduce the scope of its operations if no other means of financing operations are available. The consolidated condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern.

As of December 31, 2019, the Company had $564,344 of cash and restricted cash and working capital of $(5,889,769) (current assets minus current liabilities), compared with $574,943 of cash and $(4,174,962) of working capital as of September 30, 2019. The decrease of $1,714,807 in our working capital was primarily due to an increase in short term notes payable and accrued interest incurred during the three months ended December 31, 2019. The Company is an early stage growth company. It is generating cash from sales and is investing its capital reserves in current operations and new acquisitions that will generate additional earnings in the long term. The Company expects that its cash on hand and cash flows from operations, along with private and/or public financing, will be adequate to meet its capital requirements and operational needs for the next 12 months.

Cash Flows

The following table summarizes the sources and uses of cash for each of the periods presented:

	Three Months Ended	Three Months Ended
	December 31, 2019	December 31, 2018
Net cash used in operating activities	$(323,129)	$(824,604)
Net cash used in investing activities	(156,470)	(1,505,023)
Net cash provided by financing activities	469,000	3,150,000
Net increase (decrease) in cash and cash equivalents	$(10,599)	$820,373

Operating Activities

During the three months ended December 31, 2019, operating activities used $323,129 of cash, primarily resulting from a net loss of $1,975,328 which was offset by net cash provided by operating assets and liabilities of $1,144,796. There was significant non-cash activity that contributed to the net loss totaling $507,403 including depreciation and amortization of $277,837, provision for bad debt of $22,460 and compensation paid in the form of stock of $207,106.

During the three months ended December 31, 2018, operating activities used $824,604 of cash, primarily resulting from a net loss of $377,297 and net cash used in operating assets and liabilities of $571,236. Cash used by changes in operating assets and liabilities was primarily due to an increase in accounts receivable of $188,061, and deferred costs of $354,345.

Investing Activities

During the three months ended December 31, 2019, investing activities used $156,470 of cash, consisting primarily of $42,350 in purchases of equipment and $144,120 of capitalized legal fees related to trademarks and licenses.

During the three months ended December 31, 2018, investing activities used $1,505,023 of cash, consisting primarily of payments totaling $1,500,000 paid to acquire substantially all the assets of AZ DP Consulting LLC.

Financing Activities

During the three months ended December 31, 2019, financing activities provided $469,000, all of which was cash proceeds from notes payable.

During the three months ended December 31, 2018, financing activities provided $3,150,000, all of which was cash proceeds from the sale of common stock.

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

We intend to meet our cash requirements for the next 12 months through the use of the cash we have on hand and through business operations, future equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. We currently do not have any other arrangements in place to complete any private placement financings of debt and equity and there is no assurance that we will be successful in completing any such financings on terms that will be acceptable to us.

Off-Balance Sheet Arrangements

We are not currently a party to, or otherwise involved with, any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated condensed financial statements, which have been prepared in accordance with GAAP. The preparation of our consolidated condensed financial statements requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. Significant accounting estimates in these financial statements include but are not limited to accounting for depreciation and amortization, current and deferred income taxes, deferred costs, accruals and contingencies, carrying value of goodwill and intangible assets, collectability of notes receivable, the fair value of common stock and the estimated fair value of stock options and warrants. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated. For a discussion of our critical accounting policies, refer to Part I, item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form-10K for the year ended September 30, 2019. Management believes that there have been no changes in our critical accounting policies during the three months ended December 31, 2019.

Recently Issued Accounting Pronouncements

See Note 1 to our consolidated condensed financial statements, included in Part I, Item 1, Financial Information for this quarterly report on Form 10-Q.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2019.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting subsequent to the fiscal year ended September 30, 2019, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company issued a total of 81,900 shares during the quarter ended December 31, 2019. 55,618 shares were issued in exchange for services and 26,282 shares were issued for employee compensation.

2.	Subsequent Issuances:

Subsequent to December 31, 2019, the Company has not issued shares.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

The Company is in default on notes payable to a related party as discussed in Note 8 of the accompanying consolidated condensed financial statements. Interest and revenue share payments have not begun as of February 19, 2020. The Company is currently in negotiations with Viridis to restructure the notes payable.

ITEM 4.	MINE SAFETY DISCLOSURES

N/A.

ITEM 5.	OTHER INFORMATION

N/A.

ITEM 6.	EXHIBITS

The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are attached hereto unless otherwise indicated as being incorporated by reference, as follows:

Exhibit
Number	Description of Exhibit
3.01a	Articles of Incorporation dated June 15, 2010	Filed with the SEC on May 12, 2011 as part of our Registration Statement on Form S-1/A.
3.01b	Certificate of Amendment to Articles of Incorporation dated October 22, 2012	Filed with the SEC on November 13, 2012 as part of our Current Report on Form 8-K
3.01c	Certificate of Amendment to Articles of Incorporation dated March 15, 2018	Filed with the SEC on June 27, 2019 as an exhibit to our Registration Statement on Form 10-12G
3.01d	Certificate of Amendment to Articles of Incorporation dated March 19, 2018	Filed with the SEC on June 27, 2019 as an exhibit to our Registration Statement on Form 10-12G
3.01e	Certificate of Amendment to Articles of Incorporation dated April 3, 2018	Filed with the SEC on June 27, 2019 as an exhibit to our Registration Statement on Form 10-12G
3.01f	Certificate of Amendment to Articles of Incorporation dated October 9, 2018	Filed with the SEC on June 27, 2019 as an exhibit to our Registration Statement on Form 10-12G
3.02	Bylaws	Filed with the SEC on May 12, 2011 as part of our Registration Statement on Form S-1/A.
4.1	2019 Equity Incentive Plan	Filed with the SEC on June 27, 2019 as an exhibit to our Registration Statement on Form 10-12G
10.03	Share Exchange Agreement between Crown Dynamics Corp. and Airware Dated March 20, 2012	Filed with the SEC on March 26, 2012 as part of our current report on Form 8-K.
10.04	Agreement and Plan of Exchange between Item 9 Labs Corp. fka Airware and BSSD Group, LLC dated March 20, 2018	Filed with the SEC on June 27, 2019 as an exhibit to our Registration Statement on Form 10-12G
10.05	Purchase Agreement between Sidewinder Dairy, Inc. and the Company dated April 20, 2018	Filed with the SEC on June 27, 2019 as an exhibit to our Registration Statement on Form 10-12G
10.6	Asset Purchase Agreement between Item 9 Labs Corp. and AZ DP Consulting, LLC dated November 26, 2018	Filed with the SEC on June 27, 2019 as an exhibit to our Registration Statement on Form 10-12G
10.7	Loan and Revenue Participation Agreement between Item 9 Labs Corp. and Viridis Group I9 Capital LLC dated September 13, 2018	Filed with the SEC on June 27, 2019 as an exhibit to our Registration Statement on Form 10-12G
10.8	Severance Agreement between Airware Labs Corp and Jeffrey Rassas, effective July 16, 2013	Filed with the SEC on July 19, 2013 as part of our Current Report on Form 8-K.
10.9	Employment Agreement with Sara Gullickson dated November 26, 2018	Filed with the SEC on June 27, 2019 as an exhibit to our Registration Statement on Form 10-12G
14.1	Code of Ethics	Filed with the SEC on June 27, 2019 as an exhibit to our Registration Statement on Form 10-12G
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
99.1	Audit Committee Charter	Filed with the SEC on June 27, 2019 as an exhibit to our Registration Statement on Form 10-12G
99.2	Compensation Committee Charter	Filed with the SEC on June 27, 2019 as an exhibit to our Registration Statement on Form 10-12G
99.3	Nominations and Governance Committee Charter	Filed with the SEC on June 27, 2019 as an exhibit to our Registration Statement on Form 10-12G
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

Item 9 Labs Corp.

Date: February 19, 2020	By:	/s/ Andrew Bowden
	Name: Title:	Andrew Bowden Chief Executive Officer (Principal Executive Officer)

Date: February 19, 2020	By:	/s/ Robert Mikkelsen
	Name: Title:	Robert Mikkelsen Chief Financial Officer (Principal Financial Officer)

