Form 10-Q
period 2020-03-31
Item 9 Labs Corp.
filed 2020-05-15
CIK 1500123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 12, 2020, there were 61,424,905 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

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

2

ITEM 9 LABS CORP.

FORM 10-Q

MARCH 31, 2020

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ITEM 9 LABS CORP. AND SUBSIDIARIES
(FORMERLY AIRWARE LABS CORP.)
CONSOLIDATED CONDENSED BALANCE SHEETS

	(unaudited)
	March 31,	September 30,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$304,321	$21,092
Restricted cash and cash equivalents	—	553,851
Accounts receivable, net of reserves of $22,460 and $0 at March 31, 2020 and September 30, 2019, respectively	562,715	437,026
Deferred costs	2,599,592	1,936,534
Prepaid expenses and other current assets	36,117	14,409
Total current assets	3,502,745	2,962,912

Property and equipment, net	7,157,855	7,170,422
Right of use asset	225,013	—
Investment in Health Defense, LLC	100,000	100,000
Deposit on land purchase from related party	600,000	600,000
Receivable for sale of Airware assets, net of reserves and unamortized discount of $307,430	464,715	504,715
Notes and interest receivable, net of reserves of $69,000	160,000	180,000
Other intangible assets, net	8,163,054	1,839,875
Goodwill	1,116,396	1,116,396
Total Assets	$21,489,778	$14,474,320

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,104,006	$1,076,546
Accrued payroll	102,232	77,560
Accrued compensated absences	93,749	69,424
Accrued interest	1,596,631	675,182
Accrued expenses	1,115,281	379,972
Accrued income tax	87,476	87,476
Short term notes payable, net	2,336,096	2,051,714
Operating lease liability - short term portion	67,952	—
Long term debt, in default	2,700,000	2,700,000
Convertible notes payable	20,000	20,000
Total current liabilities	10,223,423	7,137,874

Operating lease liability	175,075	—

Total liabilities	10,398,498	7,137,874

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $.0001 per share, 2,000,000,000 shares authorized; 63,724,905 issued, 3,250,000 to be issued, 61,424,905 outstanding at March 31, 2020 and 63,643,005 shares issued and outstanding at September 30, 2019	6,699	6,365
Additional paid-in capital	28,755,810	18,148,962
Treasury stock	(3,450,000)	—
Accumulated deficit	(14,221,229)	(10,694,939)
Total Item 9 Labs Corp. stockholders' equity	11,091,280	7,460,388

Noncontrolling Interest	—	(123,942)

Total Stockholders' Equity	11,091,280	7,336,446

Total Liabilities and Stockholders' Equity	$21,489,778	$14,474,320

The accompanying notes are an integral part of these consolidated condensed financial statements.

ITEM 9 LABS CORP. AND SUBSIDIARIES
(FORMERLY AIRWARE LABS CORP.)
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Revenues, net	$1,862,012	$1,130,270	$3,394,867	$2,085,884
Cost of revenues	1,267,984	528,938	2,319,519	1,005,156
Gross profit	594,028	601,332	1,075,348	1,080,728

Operating expenses
Professional fees and outside services	291,129	295,626	486,314	553,797
Payroll and employee related expenses	702,320	724,761	1,531,014	1,040,378
Sales and marketing	28,610	55,905	161,219	138,348
Other operating expenses	465,002	331,202	969,116	460,407
Provision for bad debt	—	—	22,460	—
Total expenses	1,487,061	1,407,494	3,170,123	2,192,930

Loss from operations	(893,033)	(806,162)	(2,094,775)	(1,112,202)

Other income (expense)
Interest income	—	25,577	—	47,833
Interest expense	(684,203)	(811)	(1,457,789)	(1,611)
Total other income (expense), net	(684,203)	24,766	(1,457,789)	46,222

Loss from continuing operations, before income tax provision	(1,577,236)	(781,396)	(3,552,564)	(1,065,980)

Income tax provision	—	114,686	—	207,399

Net loss	(1,577,236)	(896,082)	(3,552,564)	(1,273,379)

Less: Net loss attributable to noncontrolling interest	(1,136)	(12,307)	(26,274)	(60,785)

Net loss attributable to Item 9 Labs Corp.	$(1,576,100)	$(883,775)	$(3,526,290)	$(1,212,594)

Basic and diluted weighted average common shares outstanding	61,424,905	62,263,679	62,017,391	59,582,402

Basic and diluted net loss per common share	$(0.03)	$(0.01)	$(0.06)	$(0.02)

The accompanying notes are an integral part of these consolidated condensed financial statements.

ITEM 9 LABS CORP. AND SUBSIDIARIES
(FORMERLY AIRWARE LABS CORP.)
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2020	2019
Operating Activities:
Net loss	$(3,552,564)	$(1,273,379)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	64,220	13,200
Amortization	565,620	95,700
Amortization of debt discount	346,936	—
Interest accrued on notes receivable	—	(19,448)
Common stock issued for services	132,106	165,000
Stock compensation expense	75,000	125,000
Provision for bad debt	22,460	—
Interest accretion from receivable	—	(25,401)
Changes in operating assets and liabilities:
Accounts receivable	(148,149)	(340,900)
Deferred costs	(663,058)	(468,268)
Prepaid expenses	(21,708)	(139,037)
Accounts payable	1,051,663	(12,189)
Accrued payroll	24,672	35,267
Accrued compensated absences	24,325	(826)
Accrued interest	921,449	400
Accrued expenses	735,309	(53,322)
Accrued income tax	—	207,399
Net Cash Used in Operating Activities	(421,719)	(1,690,804)

Investing Activities:
Deposit on land purchase from related party	—	(200,000)
Purchases of property and equipment	(51,160)	(896,408)
Cash paid for acquisitions	(500,000)	(1,500,000)
Cash received from sale of Airware assets	40,000	115,000
Cash received from short-term note receivable	20,000	—
Capitalized license fees	(426,743)	—
Net Cash Used in Investing Activities	(917,903)	(2,481,408)

Financing Activities:
Proceeds from the sale of common stock, net of issuance costs	—	5,400,003
Proceeds from the issuance of debt	3,169,000	—
Debt payments	(2,100,000)	—
Net Cash Provided by Financing Activities	1,069,000	5,400,003

Net (Decrease)/Increase in Cash and cash equivalents	(270,622)	1,227,791

Cash and cash equivalents- Beginning of Period	574,943	1,674,266

Cash and cash equivalents - End of Period	$304,321	$2,902,057

Supplemental disclosure of cash flow information:
Interest paid in cash	$50,000	$—
Income taxes paid in cash	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Stock issued/to be issued for acquisitions	$3,507,000	$7,770,000
Interest in Health Defense, LLC received for sale of Airware assets	$—	$100,000
Receivable for sale of Airware assets, net of discount of $70,070	$—	$929,930
Right of use asset	$268,359	$—
Lease Liability	$268,359	$—
Warrants issued for debt and for acquisition	$3,595,066	$—
Debt issued for acquisition	$1,000,000	$—
Non-Cash Treasury Stock	$150,216	$—

Net assets acquired in acquisition of Arizona DP Consulting, LLC
Intangible assets	$—	$3,350,000
Goodwill	—	5,920,000
Total purchase consideration	$—	$9,270,000

The accompanying notes are an integral part of these consolidated condensed financial statements.

ITEM 9 LABS CORP. AND SUBSIDIARIES
(FORMERLY AIRWARE LABS CORP.)
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
THREE AND SIX MONTHS ENDED MARCH 31, 2020 AND 2019

	Item 9 Labs Corp Equity
			Additional				Non
	Common Stock		Paid-in	Treasury Stock		Accumulated	Controlling
	Shares	Amount	Capital	Shares	Amount	(Deficit)	Interest	Total
Balance at September 30, 2018	54,766,642	$5,477	$3,427,230	—	$—	$(870,243)	$—	$2,562,464
Stock issued for acquisition	3,000,000	300	7,769,700	—	—	—	—	7,770,000
Issuance of stock for cash	3,100,000	310	3,149,690	—	—	—	—	3,150,000
Exchange of shares for services	30,000	3	123,497	—	—	—	—	123,500
Net loss	—	—	—	—	—	(328,819)	(48,478)	(377,297)
Balance at December 31, 2018	60,896,642	6,090	14,470,117	—	—	(1,199,062)	(48,478)	13,228,667
Issuance of stock for cash	2,166,669	217	2,249,786	—	—	—	—	2,250,003
Exchange of shares for services	35,000	4	228,196	—	—	—	—	228,200
Net loss	—	—	—	—	—	(883,775)	(12,307)	(896,082)
Balance at March 31, 2019	63,098,311	$6,311	$16,948,099	—	$—	$(2,082,837)	$(60,785)	$14,810,788
Balance at September 30, 2019	63,643,005	$6,365	$18,148,962	—	$—	$(10,694,939)	$(123,942)	$7,336,446
Stock issued for acquisition	—	—	—	—	—	—	—	—
Treasury stock acquired in settlement agreement	—	—	3,450,000	(2,300,000)	(3,450,000)	—	—	—
Exchange of shares for services	55,618	6	132,100	—	—	—	—	132,106
Stock compensation	26,282	3	74,997	—	—	—	—	75,000
Net loss	—	—	—	—	—	(1,950,190)	(25,138)	(1,975,328)
Balance at December 31, 2019	63,724,905	$6,374	$21,806,059	(2,300,000)	$(3,450,000)	$(12,645,129)	$(149,080)	$5,568,224
Stock to be issued for acquisition	3,250,000	325	3,506,675	—	—	—	—	3,507,000
Noncontrolling interest dissolution from acquisition	—	—	(150,216)	—	—	—	150,216	—
Warrants issued	—	—	257,094	—	—	—	—	257,094
Warrants to be issued	—	—	3,336,198	—	—	—	—	3,336,198
Net loss	—	—	—	—	—	(1,576,100)	(1,136)	(1,577,236)
Balance at December 31, 2019	66,974,905	$6,699	$28,755,810	(2,300,000)	$(3,450,000)	$(14,221,229)	$—	$11,091,280

The accompanying notes are an integral part of these consolidated condensed financial statements.

ITEM 9 LABS CORP.

(FORMERLY AIRWARE LABS CORP)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Through a licensing agreement, the Company grows medical marijuana and produces cannabis related products at their facility in Pinal County, Arizona on behalf of licensed medical marijuana dispensaries in the state of Arizona. Certain assets of the Company, consisting of five acres of land and a cultivation facility, were contributed by the members of BSSD in May 2017 and were recorded at the historical carrying value (original cost less any related accumulated depreciation) of the members as of the contribution date.

On September 12, 2018, the Company executed a $1,500,000 promissory note (see Note 8) which was used to make a capital contribution into Strive Management, LLC, a Nevada limited liability company (“Strive Management”). In exchange for the contribution, the Company received a 20% membership interest in Strive Management. The remaining interests are held by three individuals one of which is the Company’s former Chief Executive Officer. Through a management agreement with Strive Wellness of Nevada, LLC, a related party (the Company’s former CEO is a member of this LLC), Strive Management will facilitate the cultivation, processing and distribution of marijuana in Nevada. Strive Wellness of Nevada, LLC has been allocated cultivation, processing and distribution licenses from the state of Nevada. The Company acquired the remaining membership interests in Strive Management in February 2020 as well as the licenses owned by Strive Wellness of Nevada, LLC. As of March 31, 2020, the licenses have not been transferred to the Company, as the transfer is awaiting regulatory approval. See Note 2.

In March 2020, the World Health Organization categorized Coronavirus Disease 2019 (“COVID-19”) as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The services we provide are currently designated an essential critical infrastructure business under the President’s COVID-19 guidance, the continued operation of which is vital for national public health, safety and national economic security. The extent of the impact of the COVID-19 outbreak on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, its impact on our customers and vendors, and the range of governmental and community reactions to the pandemic, which are uncertain and cannot be fully predicted at this time.

Principles of Consolidation

Item 9 Labs consolidates all variable interest entities (“VIEs”) in which the Company is deemed to be the primary beneficiary and all other entities in which it has a controlling voting interest.  An entity is generally a VIE if it meets any of the following criteria: (i) the entity has insufficient equity to finance its activities without additional subordinated financial support from other parties, (ii) the equity investors cannot make significant decisions about the entity’s operations or (iii) the voting rights of some investors are not proportional to their obligations to absorb the expected losses of the entity or receive the expected returns of the entity and substantially all of the entity’s activities involve or are conducted on behalf of the investor with disproportionately few voting rights. The Company periodically makes judgments in determining whether its investees are VIEs and, for each reporting period, the Company assesses whether it is the primary beneficiary of any of its VIEs. As of September 30, 2019, the Company is deemed the primary beneficiary of Strive Management because the entity has insufficient equity to finance its activities without additional subordinated support. The interests in Strive Management held by non-controlling members has been presented on the statement of operations and statement of stockholders’ equity as non-controlling interest. See Note 2.

The consolidated condensed financial statements include the accounts of the Company, its wholly-owned subsidiaries and variable interest entities in which the Company is the primary beneficiary. Intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated condensed financial statements of the Company as of March 31, 2020 have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and do not include all the information and notes necessary for a presentation of financial position and results of operations in accordance with GAAP and should be read in conjunction with our September 30, 2019 audited financial statements filed with the SEC on our Form 10-K filed January 14, 2020. It is management’s opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. We derived the September 30, 2019 condensed balance sheet data from audited financial statements, however, we did not include all disclosures required by GAAP. The results for the interim period are not necessarily indicative of the results to be expected for the year ending September 30, 2020.

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

Cash and Cash Equivalents and Restricted Cash

Cash represents cash on hand, demand deposits placed with banks and other financial institutions and all highly liquid instruments purchased with a remaining maturity of three months or less as of the purchase date of such investments. The Company maintains cash on deposit, which, can exceed federally insured limits. The Company has not experienced any losses on such accounts nor believes it is exposed to any significant credit risk on cash. Restricted cash represents funds held by a bank pending resolution of a dispute with a former officer of the Company. The dispute was resolved during the three months ended March 31, 2020 and the cash is no longer restricted.

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

Notes and Other Receivables, net

Notes and other receivables are reported at the amount management expects to collect from outstanding balances. Differences between the amount due and the amount management expects to collect are reported in the results of operations of the period in which those differences are determined, with an offsetting entry to a valuation allowance for receivables. Management assesses all receivables individually and in total, considering historical credit losses as well as existing economic conditions to determine the likelihood of future credit losses. The Company stops accruing interest on interest bearing receivables when the receivable is in default. There was a total valuation allowance as of March 31, 2020 and September 30, 2019 of $376,430.

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

Intangible Assets Subject to Amortization

Intangible assets include trade name, customer relationships, website, a noncompete agreement and intellectual property obtained through a business acquisition (see Note 2). Intangible assets acquired in a business combination are recognized at fair value using generally accepted valuation methods deemed appropriate for the type of intangible asset acquired. Intangible assets with finite lives are amortized over their estimated useful life and reported net of accumulated amortization, separately from goodwill. Amortization is calculated on the straight-line basis using the following estimated useful lives:

•	Trade names 10 years
•	Customer relationships 2 years
•	Noncompete agreement 4 months (settlement agreement)
•	Websites and other intellectual property 5 years

Generally, the Company utilizes the relief from royalty method to value trade name, the with or without method for valuing the customer relationships, and the discounted cash flow method for valuing website and intellectual property.

Goodwill and Intangible Assets Not Subject to Amortization

Goodwill represents the excess of the purchase price paid for the acquisition of a business over the fair value of the net tangible and intangible assets acquired. Indefinite life intangible assets represent licenses purchased for cultivation, processing and distribution of cannabis. Goodwill and indefinite life intangibles are not subject to amortization and are tested annually for impairment, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. The goodwill included in these consolidated condensed financial statements represents the amount of consideration paid above the amount of the individually identifiable assets acquired. In assessing potential impairment, management first considers qualitative factors to determine if an impairment of goodwill or indefinite life intangibles existed. Upon the determination of a likely impairment, management assesses the recorded goodwill or indefinite life intangibles balance with the fair value of the business or assets acquired.

In addition to the annual impairment test, we are required to regularly assess whether a triggering event has occurred which would require interim testing. We considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and its impact on our operations. Currently, we have determined that a triggering event has not occurred that would require an interim impairment test to be performed. However, we refer you to our comment in the first section of this Note 1 as it relates to the impact of COVID-19 and certain economic uncertainties.

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

All of the Company’s revenue is associated with a customer contract that represents an obligation to perform services that are delivered at a single point in time.  Any costs incurred prior to the period in which the services are performed to completion are deferred and recognized as cost of revenues in the period in which the performance obligations are completed. For the three and six months ended March 31, 2020, approximately 96% and 95%, respectively of the Company’s revenue was generated from performance obligations completed in the state of Arizona and for the three months ended March 31, 2019, all revenues were generated for performance obligations completed in the state of Arizona.

The Company recognizes revenue as services are rendered. Services are considered complete upon successful delivery of the product to the dispensary as the Company has no further performance obligations at this point in time and collection is reasonably assured. Under the performance contract, the Company acts as an agent for the dispensary, does not own the marijuana, cannot exchange the marijuana, prepares invoices for the dispensary and all employees that are in contact with marijuana are dispensary agents of the dispensary with which we have our contract. Given these facts and circumstances, it is the Company’s policy to record the revenue related to the contract net of the amount retained by the dispensary. Per the dispensary contract, the Company was paid 85% of the wholesale market price of the marijuana for the services rendered for the three and six months ended March 31, 2019. The contract was amended in December 2019 and beginning January 2020, the Company was paid 100% of the wholesale market price of the marijuana for the services rendered. The contract called for monthly payments in the amount of $80,000 for the three months ending March 31, 2020. Beginning April 1, 2020, the Company entered into a three year agreement with another dispensary, which calls for monthly payments of $40,000.

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

Net Loss Per Share

Basic loss per share does not include dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. Dilutive securities are not included in the weighted average number of shares when inclusion would be anti-dilutive. At March 31, 2020 and September 30, 2019 there were 11,132,700 and 656,112 shares underlying convertible notes payable, warrants and options, that were anti-dilutive, respectively.

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

Warrants and Debt Discounts

The Company bifurcates the value of warrants issued with debt. This bifurcation results in the establishment of a debt discount, based on the relative fair values of the warrants and the debt, with a corresponding charge to equity unless the terms of the warrant require it to be classified as a liability. The warrants and corresponding note discounts are valued using the Black-Scholes valuation model. This model uses estimates of volatility, risk free interest rate and the expected term of the warrants, along with the current market price of the Company’s stock, to estimate the value of the outstanding warrants. The Company estimates the expected term using an average of the contractual term and vesting period of the award. The expected volatility is measured using the average historical daily changes in the market price of the Company’s common stock over the expected term of the award and the risk-free interest rate is equivalent to the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards.

The following assumptions were used to estimate the warrants issued during the quarter ended March 31, 2020:

Expected stock price volatility	186.00%

Expected dividend yield	0.00%

Risk-free interest rate	2.97%

Option life	1.5-2.5 years

Recently Issued Accounting Pronouncements

Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The update improves financial reporting about leasing transactions by requiring a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by lease terms of more than 12 months. We adopted ASU 2016-02 effective October 1, 2019.The most significant change was related to the recognition of a right-of-use asset and lease liability on our consolidated condensed balance sheet for our real estate operating lease. The impact on our results of operations and cash flows is not material. See Note 10.

In January 2017, the FASB issued ASU 2017-01, Business Combination (Topic 805). The update clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions of assets of businesses. The Company adopted ASU 2017-01 on January 1, 2020 which impacted how the acquisition from February 2020 (Note 2) has been reported.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260). The update changes the classification analysis of certain equity-linked financial instruments (or embedded features) which contain down round features. The Company adopted ASU 2017-11 on January 1, 2020 which impacted how warrants relating to debt was recorded.

Pending Adoption

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which provides guidance on measuring credit losses on financial instruments. The amended guidance replaces current incurred loss impairment methodology of recognizing credit losses when a loss is probable with a methodology that reflects expected credit losses and requires a broader range of reasonable and supportable information to assess credit loss estimates. ASU 2016-13 is effective for us on October 1, 2023, with early adoption permitted on October 1, 2019. We are assessing the provisions of this amended guidance; however, the adoption of the standard is not expected to have a material effect on our consolidated condensed financial statements.

There have been no other recent accounting pronouncements or changes in accounting pronouncements that have been issued but not yet adopted that are of significance, or potential significance, to us.

Note 2 –Business Combination/Acquisitions

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

Identifiable intangible assets and goodwill consist of the following as of March 31, 2020:

	Balance at			Balance at
	October 1, 2019	Additions	Amortization	March 31, 2020
Trade names	$161,848	$144,120	$(6,000)	$299,968
Customer relationships	181,250	—	(72,500)	108,750
Licenses	—	6,744,679	—	6,744,679
Websites and other intellectual property	1,144,277	—	(134,620)	1,009,657
Noncompete agreement	352,500	—	(352,500)	—

Total other intangible assets	1,839,875	6,888,799	(565,620)	8,163,054

Goodwill	1,116,396	—	—	1,116,396

Total	$2,956,271	$6,888,799	$(565,620)	$9,279,450

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

Nevada

In February 2020, the Company executed an agreement with the other members of Strive Management, LLC to purchase the remaining 80% of Strive Management, LLC (“Strive”), as well as the Nevada licenses its members held in another entity. The Company agreed to pay $500,000 in cash, $1,000,000 in an unsecured note payable, 3,250,000 shares of the Company’s restricted common stock and issue 2,000,000 warrants exercisable into the Company’s common stock. The warrants are to be issued upon the earlier of September 30, 2020 or three months following the date on which each provisional certificate becomes a final certificate. The warrants have a three year term, exercise price of $1.13 and include down round provisions. In order to close the transaction, the Company borrowed $500,000 from Stockbridge Enterprises, a related party. The Company is to repay the loan by April 15, 2020. Subsequent to March 31, 2020, this loan has not been repaid and is in default. Though the Company acquired the remaining portion of Strive, Strive was not considered a business under ASC 805, Business Combinations, as it did not have a substantive process. As such, the Company is reporting the transaction as an asset acquisition. As of March 31, 2020 $6,744,679 has been recorded to licenses relating to the transaction.

Note 3 - Property and Equipment, Net

The following represents a summary of our property and equipment as of March 31, 2020 and September 30, 2019:

	March 31,	September 30,
	2020	2019
Cultivation and manufacturing equipment	$169,069	$154,059
Construction in progress	4,096,577	4,060,297
Land and building	3,095,646	3,093,549
	7,361,292	7,307,905
Accumulated Depreciation	(203,437)	(137,483)
	$7,157,855	$7,170,422

Depreciation expense for the six months ended March 31, 2020 and 2019 was $64,220 and $13,200, respectively.

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

As additional consideration, the Company was given a 10% ownership interest in Health Defense LLC. This ownership is valued at $100,000 and is reflected on the consolidated condensed balance sheets as Investment in Health Defense at March 31, 2020 and September 30, 2019.

As of March 31, 2020, management determined that the receivable described above should be classified as long-term on the consolidated condensed balance sheets as the payments have not been made as scheduled. Additionally, management has recorded an allowance on the receivable of $307,430 at March 31, 2020 and September 30, 2019.

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

On May 15, 2018, the Company entered into a Promissory Note Agreement with a borrower in the principal amount of $60,000. This is a one year note with 15% non-compounded annual interest payable at maturity. It is convertible at the discretion of the Company into an interest in a strategic partnership of ownership and operations of a certain dispensary license. The note is personally guaranteed by the borrower. This note is in default and is on non-accrual status. At March 31, 2020, the principal and interest has been fully reserved in the amount of $69,000.

At March 31, 2020 and September 30, 2019, the Company has accrued $39,000 of interest receivable related to these notes which is included in notes and interest receivables on the accompanying consolidated condensed balance sheets.

Note 6 – Short Term Notes Payable

Aeneas Venture Partners 3, LLC Note

On August 28, 2019, Item 9 Properties, LLC, a Nevada limited liability company, and BSSD Group, LLC, an Arizona limited liability company, each wholly owned subsidiaries of Item 9 Labs Corp. collectively, entered into a Loan Agreement of up to $2.5 million (the “Loan Agreement”) with Aeneas Venture Partners 3, LLC, an Arizona limited liability company (the “Lender”).

Pursuant to the Loan Agreement, the Company may make multiple borrowings under the Loan Agreement in the total aggregate principal amount of up to $2.5 million (the “Loan”) for the purpose of completing development and construction on certain real property located in Pahrump, Nevada owned by the Company. The Loan is a multiple advance credit facility. The Company drew $2,000,000 on August 28, 2019 and an additional $200,000 on November 26, 2019. Interest in the amount of 15% of the total amount borrowed (based on total draws) under the Loan will be paid in addition to principal at the maturity date. The Loan has a term of sixty days from funding of the Loan and may be extended for additional sixty days subject to the satisfaction of certain conditions including ten days’ notice and an extension loan fee of 15% of the aggregate total of advances under the Loan. The Loan is secured by a first priority interest in the Company’s real property located in Coolidge, Arizona, including improvements and personal property thereon (the “Property”) and includes an unconditional guarantee by Item 9 Labs Corp. The 5-acre property has 20,000 square feet of buildings, housing the cultivation and processing operations. On March 23, 2020, the Company paid $2,000,000 on the note and reached a settlement to bring the note current. The settlement calls for monthly interest payments of $22,000 and the principal balance of the note is due within one year. There is a prepayment penalty equal to all interest payments due through October 1, 2020 if the note is paid in full prior to that date.

Stockbridge/Viridis Note

In connection with the $2,000,000 payment on the note described above, on March 23, 2020 the Company borrowed debt proceeds from two related parties, Stockbridge Enterprises and Viridis I9 Capital LLC. The agreements for these borrowed proceeds have not been finalized, though the notes have been recorded based on an expected outcome of the negotiations. The $2,200,000 borrowing is expected to be unsecured, have a term of six months, and accrue interest at a rate of 10% per year. All principal and interest are due on the maturity date. The debt is expected to include a provision for the issuance of 10,000,000 warrants exercisable into the Company’s common stock. The exercise price on the warrants is expected to be $.75 and have a term of 5 years. The debt and warrants were recorded at their relative fair values. The resulting discount will be amortized to interest expense over the term of the debt. The balance of the debt, discount, amortized discount and accrued interest is as follows at March 31, 2020.

Debt	$2,200,000
Discount	1,726,099
Amortization	75,048
Accrued interest	4,822

Stockbridge Note

The Company entered into an additional note with Stockbridge Enterprises, a related party in February 2020. The $500,000 borrowing had a term of 60 days and bears interest at 6% per year. All principal and interest are due on the maturity date. The note includes a provision for the issuance of 500,000 warrants exercisable into the Company’s common stock. The warrants have an exercise price of $.75 and a term of 5 years. The note contains provisions to reduce the exercise price each month if the note is in default. Though not in default as of March 31, 2020, the note went into default in April 2020. The warrant value was determined using a $.05 exercise price as it is management’s estimate that the note will be repaid after July 1, 2020, the date the exercise price on the warrants reduces to $.05. The resulting discount will be amortized to interest expense over the term of the note. The balance of the note, discount, amortized discount and accrued interest is as follows at March 31, 2020.

Notes payable	$400,000
Discount	257,094
Amortization	257,094
Accrued interest	4,493

Note 7 – Unsecured Convertible Note Payable

In the reverse recapitalization disclosed in Note 1, the Company assumed one unsecured convertible note payable with principal balance totaling $20,000 which was due in August 2012, carries an interest rate of 8% and is convertible including accrued interest to common stock at $.50 per share, which would be approximately 63,000 shares as of March 31, 2020 and September 30, 2019. As of March 31, 2020 and September 30, 2019, this unsecured convertible note payable is considered in default and has been presented as a current liability on the consolidated condensed balance sheets.

Note 8 – Long Term Debt

On September 13, 2018, the Company entered into a Loan and Revenue Participation Agreement with Viridis Group I9 Capital LLC (“Viridis”) in which Viridis has agreed to loan the Company up to $2.7 million for the expansion of the Company’s Arizona and Nevada properties (see Note 12). As of September 30, 2018, the Company received $1,500,000 of proceeds from Viridis in the form of a promissory note. The $1,500,000 proceeds were utilized to acquire a 20% ownership in Strive Management, LLC as described in Notes 1 and 9, and is collateralized with a Deed of Trust on the Company’s approximately 5 acre property and construction in progress. In exchange for the loan, Viridis will be repaid in the form of waterfall revenue participation schedules. Viridis shall receive 5% of the Company’s gross revenues from the Nevada operations until the loan is repaid, 2% until repaid 200% of the amount loaned, and 1% of gross revenues in perpetuity or until a change in control. Payments on the loan will commence 90 days after the Nevada operation begins earning revenue. Parties acknowledge that the Company was expected to own only 51% of the Nevada operations and therefore Viridis’ revenue participation is limited to the Company’s interest. On February 14, 2020, the Company acquired the remaining 80% membership interest in Strive Management, LLC. Therefore, the revenue participation payments will be based on 100% of the revenues of the Company’s Nevada operations. The operations in Nevada have not yet begun as of the date of this filing. On August 26, 2019, the loan was amended to include 6% annualized interest in exchange for Viridis subordinating its debt to another lender. Interest of $389,440 has been accrued as of March 31, 2020.

The additional $1,200,000 of proceeds drawn during the year ended September 30, 2019 were utilized to construct an additional 10,000 square foot cultivation and processing facility in Arizona that became operational in June 2019. The loan was originally collateralized with a Deed of Trust on the Company’s 5 acre parcel in Coolidge, AZ and its two 10,000 square foot buildings. In August 2019, Viridis agreed to subordinate its first priority Deed of Trust and move into a 2nd position. The proceeds were received as construction draws between November 2018 and January 2019. In exchange for the loan, Viridis will be repaid in the form of waterfall revenue participation schedules. Viridis shall receive 5% of the Company’s gross revenues from the Arizona operations until the loan is repaid, 2% until repaid 200% of the amount loaned, and 1% of gross revenues in perpetuity or until a change in control. Payments on the loan will commence 90 days after the Arizona operation begins earning revenue. Interest on the notes accrue monthly at a 2.9% annual rate. On August 26, 2019, the loan was amended to include 6% annualized interest in exchange for Viridis subordinating its debt to another lender. Interest of $317,816 has been accrued as of March 31, 2020.

Both notes are in default as of March 31, 2020, though are currently being renegotiated to remove the default. As such, the notes are presented as current liabilities on the consolidated condensed balance sheets. The notes are with a related party, Viridis. The former CEO of Viridis is the CEO and a board member of Item 9 Labs Corp.

The Company’s subsidiary, BSSD Group, LLC borrowed $269,000 from Viridis Group during the six months ended March 31, 2020. This note bears annualized interest at 15%. Interest of $11,304 has been accrued on this note as of March 31, 2020. The remaining terms of the note are still being negotiated.

Strive Note

In connection with the license acquisition described in Note 2, the Company entered into a note payable with the sellers in February 2020. The $1,000,000 note has a term of two years starting September 30, 2020 and bears interest at 2% per year. A principal payment in the amount of $500,000 is due on the earlier of October 10, 2020 or three months following the date on which each provisional certificate becomes a final certificate. Due to the low stated interest rate on the note, management imputed additional interest on the note. The balance of the note, discount, amortized discount and accrued interest is as follows at March 31, 2020:

Note payable	$ 1,000,000
Discount	151,561
Amortization	11,315
Accrued interest	—

Future amortization of the note and related discount is as follows at March 31, 2020:

Fiscal Year	Accrued Interest	Discount Amortization	Payment
Remaining 2020	$—	$61,629	$—
2021	8,151	50,945	(755,658)
2022	3,164	27,671	(255,658)

Note 9 – Variable Interest Entity

As of September 30, 2019, the Company determined that it held a variable interest in Strive Management due to the Company being its sole source of capital. Further, the Company had agreed to raise $4,000,000 on Strive Management’s behalf through promissory note agreements that the Company will guarantee. No funds have been raised as of the date of these consolidated condensed financial statements. If the funds are not raised, the additional 31% interest due to the Company upon operational approval from the State of Nevada as discussed in Note 1 would have been subject to reclamation by the other members of Strive Management. The Company has been determined to be the primary beneficiary of Strive Management as the Company has the power to direct the activities that significantly impact Strive Management’s economic performance and the obligation to absorb losses. Strive Management’s financial statements as of March 31, 2020 and for the six months ending March 31, 2020 and 2019 have been consolidated with the Company.

As discussed in Note 2, the Company completed the purchase of the remaining ownership interests of Strive Management LLC in February 2020.

Note 10 – Leases

The Company leases its corporate office from an entity controlled by the CEO of the Company, under an operating lease. The lease is for a term of 5 years beginning September 1, 2019. The following is a schedule by year of future minimum payments required under the lease together with their present value as of March 31, 2020:

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

Amortization in the amount of $43,346 has been recorded against the right of use asset, leaving a balance of $230,927 as of March 31, 2020. Payments in the amount of $25,332 has been recorded against the lease liability, leaving a balance of $243,027 as of March 31, 2020.

Note 11 - Concentrations

For the three months ended March 31, 2020 and 2019, respectively, 96% and 100% of the Company’s revenue were generated from a single customer.

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

On April 20, 2018, the Company entered into an agreement for the purchase of approximately 44 acres of land from an affiliate of a founding member of BSSD. The purchase price of the property is $3,000,000, payable as follows; (i) $200,000 deposited with escrow agent as an initial earnest money deposit, (ii) on or before February 1, 2019, the Company will deposit an additional $800,000 into escrow as additional earnest money deposit and (iii) the balance of the purchase price shall be paid via a promissory note. The earnest money amounts are non-refundable. The Company has negotiated an amendment to this agreement that will spread the $800,000 payment over the course of 4 months. As of the date of these financial statements, $600,000 has been deposited in escrow which has been classified as a long-term asset on the consolidated condensed balance sheet as of March 31, 2020 and September 30, 2019.

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

As of March 31, 2020, the Company received the $1,500,000 and invested the funds in Strive Management (see Notes 2, 8 and 9). The remaining $1,200,000 has been provided by Viridis directly to contractors of the Arizona property from an account owned and controlled by Viridis. The Company recorded the $1,200,000 as debt at March 31, 2020 and September 30, 2019.

On July 1, 2019, the Company entered into a three year agreement with a concert venue to be the name sponsor for the venue. In exchange, the Company issued 45,457 shares of restricted common stock valued at $200,000 ($4.40/share) and is to pay $5,000 monthly for the first 12 months and $60,000 in July 2020 and 2021.

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

As discussed in Note 2, the Company issued 3,000,000 of restricted common stock as part of the asset purchase agreement dated November 26, 2018. As part of November 15, 2019 settlement agreement, Gullickson returned 2,300,000 share of stock to the Company.

During the three months ended December 31, 2018, the Company issued 3,000,000 shares of restricted common stock to Viridis I9 Capital LLC, an LLC in which, Andrew Bowden, director and CEO of the Company is a member. The sales price was $1.00 per share with net proceeds of $3,000,000.

The Company has a construction management agreement with the Viridis Group to oversee the Nevada construction project totaling $20,000 monthly. The Company owes Viridis $60,000 for these services as of March 31, 2020 and September 30, 2019.

As discussed in Note 6, the Company has notes payable to Viridis I9 Capital LLC and Stockbridge Enterprises in the amount of $2,200,000.

As discussed in Note 6, the Company has a note payable to Stockbridge Enterprises in the amount of $400,000.

As discussed in Note 12, the Company has a lease agreement with VGI Capital LLC. A member of VGI Capital was elected to the Company’s board of directors on December 21, 2018 and is currently the Company’s CEO.

Included in our accounts payable at March 31, 2020 and September 30, 2019 is approximately $120,000 and $160,000, respectively in amounts due to related parties.

Note 14 - Stockholders’ Equity

Common Stock

During the six months ended March 31, 2019, the Company raised $5,400,003 via private placements. The selling price for 5,000,000 shares was $1 per share and the selling price for 266,669 was $1.50 per share for a total of 5,266,669 shares of common stock issued.

As discussed in Note 2, during the six months ended March 31, 2019, the Company issued 3,000,000 shares of restricted common stock, valued at $7,770,000 as consideration for the acquisition of the majority of the assets in AZ DP Consulting, LLC.

In the six months ended March 31, 2019, in the normal course of business, the Company issued 65,000 shares of restricted common stock, valued at $351,700 as consideration for various consulting contracts.

In the six months ended March 31, 2020, in the normal course of business, the Company issued 55,618 shares of restricted common stock, valued at $132,106 as consideration for various contracts, including venue sponsorships, marketing, and investor relations.

In the six months ended March 31, 2020, the Company issued 26,282 shares of restricted common stock to employees, valued at $75,000.

Warrants

As of March 31, 2020, there are 12,775,000 warrants for purchase of the Company’s common stock outstanding. 12,500,000 warrants were issued during the six months ended March 31, 2020. Warrants outstanding as of March 31, 2020 are as follows:

	Common Shares Issuable Upon Exercise of Warrants	Exercise Price of Warrants	Date Issued		Expiration Date

Warrants issued by predecessor	175,000	$2.00	3/31/2015		8/31/2020
Warrants issued by predecessor	100,000	$1.00	7/28/2016		7/28/2021
Warrants issued related to asset acquisition	2,000,000	$1.13	9/30/2020	*	9/30/2023
Warrants issued related to debt financing	500,000	$0.05	2/14/2020		2/14/2025
Warrants issued related to debt financing	5,000,000	$0.75	3/23/2020		3/23/2025
Warrants issued related to debt financing	5,000,000	$0.75	3/23/2020		3/23/2025

Balance of Warrants at March 31, 2020	12,775,000

Vested	10,775,000

* - date is in the future as the Company is obligated to issue the warrants on September 30, 2020. These warrants are reflected in the warrants to be issued in the Unaudited Consolidated Condensed Statements of Stockholders’ Equity.

Stock Options

On May 8, 2018, the Company granted 22,500 stock options to board members. The options are exercisable at $2.40 per share with a ten year term. The options will vest equally over three years unless there is a change of control of the Company at which time any unvested options vest immediately. As of March 31, 2020 and September 30, 2019, there are 294,991 stock options outstanding.

The Company determines the fair value of stock options issued on the date of grant using the Black-Scholes option-pricing model.

There was no options activity during the six months ended March 31, 2020 and 2019.

Note 15 – Merger

On February 27, 2020, Item 9 Labs Corp., a Delaware corporation (“Company”), and an unnamed wholly owned subsidiary (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Agreement”) with OCG Inc., a Colorado corporation (“Target”), pursuant to which the Merger Sub will be merged with and into the Target in a reverse triangular merger with the Target continuing as the surviving entity as a wholly-owned direct subsidiary of the Company (“Merger”). Effective upon the completion of the Merger, the Target shareholders shall become stockholders of the Company through the receipt of the Merger Consideration as defined below. Each of the parties referred to above may be referred to herein as a “Party” and collectively as the “Parties”.

Merger Consideration

On the terms and subject to the conditions set forth in the Agreement, upon the completion of the Merger, the Target Shareholders shall become stockholders of the Company through the receipt of an aggregate 30,000,000 restricted shares of the Common Stock of the Company (“Merger Consideration”).

Upon closing of the Merger, and subject to the terms and conditions of the Agreement, the Merger Sub shall be merged with and into the Target (the Target following the Merger is sometimes referred to in this Agreement as the “Surviving Corporation”), the separate existence of the Merger Sub shall cease, and the Target shall survive the Merger. The Surviving Corporation will possess all properties, rights, privileges, powers, and franchises of the Target and Merger Sub, and all of the claims, obligations, liabilities, debts and duties of the Target and Merger Sub will become the claims, obligations, liabilities, debts and duties of the Surviving Corporation.

Governance of the Combined Company

Upon closing of the Merger, Target may nominate, and the Company agrees to appoint, two persons designated by Target to the Company’s Board of Directors.

Conditions to the Merger

The parties’ obligation to consummate the Merger is subject to the satisfaction or waiver of customary closing conditions for both parties, including (i) the adoption of the Agreement by the requisite vote of the stockholders of Target, (ii) the adoption of the Agreement by the requisite vote of the stockholders of the Company, (iii) the approval of the issuance of shares of the Company’s Common Stock as Merger Consideration; (iv) and an appropriate level of Director and Officers Liability Insurance shall be in place, and (v) certain other customary conditions relating to the parties’ representations and warranties in the Agreement and the performance of their respective obligations. The consummation of the Merger is subject to a financing contingency that the Company must raise approximately $2,000,000.

The Company has made customary representations and warranties in the Agreement. The Agreement also contains customary covenants and agreements, including covenants and agreements relating to the conduct of the Company’s business between the date of the signing of the Agreement and the closing of the transactions contemplated under the Agreement.

The Merger is conditioned on the accuracy and correctness of the representations and warranties made by the other party on the date of the Agreement and on the Closing Date (as defined in the Agreement) or, if applicable, an earlier date (subject to certain “materiality” and “material adverse effect” qualifications set forth in the Agreement with respect to such representations and warranties) and the performance by the other party in all material respects of its obligations under the Merger Agreement.

Under the Agreement, each of the Company and Target have agreed to use commercially reasonable efforts to consummate the Merger, including using best efforts to obtain all required regulatory approvals.

Note 16 - Subsequent Events

There are no significant subsequent events to disclose at this time.

Note 17 – Going Concern

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

Overview

Item 9 Labs produces premium cannabis and cannabis related products in a rapidly growing market. We currently offer more than 300 products that we group in the following categories: flower; concentrates; distillates; and hardware. Our product offerings will continue to grow as we develop new products to meet the needs of the end-users. We make our products available to consumers through licensed dispensaries in Arizona. In less than three years from our first product delivery, Item 9 Labs’ products are now carried in more than 60 dispensaries throughout the state of Arizona.

We believe our past and future success is dependent upon our ongoing ability to understand the needs and desires of the consumers; and as we develop and offer products that meet their needs.

The objective of Item 9 Labs is to leverage our assets (tangible and intangible) to fuel the growth of our share of the Arizona cannabis market, as well as expand the geographical reach of our products into markets outside of Arizona, with the ultimate goal of providing comfortable cannabis health solutions to a larger population in a manner that will create value for our shareholders.

Our Arizona facility expanded during the year ended September 30, 2019, and we have continued our production increase in the six months ended March 31, 2020. As demand for our products continues to grow, we will continually increase production to meet the demand.

We plan to expand into other markets through various methods, and plan to utilize strategic partnerships as necessary to provide the synergies to assist in our growth. As part of this expansion plan, we acquired land in Pahrump, Nevada during the year ended September 30, 2018 to build our second production facility. As described in Notes 1 and 2 of the consolidated condensed financial statements, the Company acquired cultivation, processing and distribution licenses in Nevada on February 14, 2020, keeping the Company on track to continue its expansion into Nevada. As of March 31, 2020, the licenses have not been transferred to the Company as the transfer is awaiting regulatory approval.

In March 2020, the World Health Organization categorized Coronavirus Disease 2019 (“COVID-19”) as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The services we provide are currently designated an essential critical infrastructure business under the President’s COVID-19 guidance, the continued operation of which is vital for national public health, safety and national economic security. The extent of the impact of the COVID-19 outbreak on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, its impact on our customers and vendors, and the range of governmental and community reactions to the pandemic, which are uncertain and cannot be fully predicted at this time.

Results of Operations

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Revenues, net	$1,862,012	$1,130,270	$3,394,867	$2,085,884
Cost of services	1,267,984	528,938	2,319,519	1,005,156
Gross profit	594,028	601,332	1,075,348	1,080,728

Operating expenses	1,487,061	1,407,494	3,170,123	2,192,930

Loss from operations	(893,033)	(806,162)	(2,094,775)	(1,112,202)

Other income (expense)	(684,203)	24,766	(1,457,789)	46,222

Net loss, before income tax	$(1,577,236)	$(781,396)	$(3,552,564)	$(1,065,980)

Revenues

Total revenues for the three months ended March 31, 2020 were $1,862,012 compared to the revenue for the period ended March 31, 2019 of $1,130,270, an increase of $731,742 or 65%. Total Revenues for the six months ended March 31, 2020 were $3,394,867 compared to the revenue for the period ended March 31, 2019 of $2,085,884, an increase of $1,308,983 or 63%. This increase was primarily due to an overall increase in monthly sales as production and demand for our products grew. Management anticipates revenues to continue to grow as the revenue trends are positive month over month.

Costs of Services

Costs of services consist primarily of labor, materials, supplies and utilities. Costs of services as a percentage of revenues was 68% for the three and six months ended March 31, 2020 compared to 47% and 48% for the three and six months periods ended March 31, 2019, consisting of certain costs, predominantly labor and materials, increased at a higher rate to ramp up production. Management believes these costs will increase at a lower rate than revenues, and production in future periods, which will lead to higher profit margins than these historical figures illustrate. Given the sixteen to seventeen week grow cycle, efficiencies are not immediately realized in costs.

Gross Profit

Gross profit for the three and six months ended March 31, 2020 was $595,028 (32%) and $1,075,348 (32%) respectively compared to $601,332 (53%) and $1,080,728 (52%) for the three and six months ended March 31, 2019. The decrease in profit margin was due to a number of factors. First, the Company experienced an increase in costs necessary to ramp up production to meet demand, as well as the Company has pivoted its sales strategy for certain product lines, reducing margins in the short term. The Company has been able to lower costs and expects to see gross profit margins increase over the next several months.

Operating Expenses

Total operating expenses for the three and six months ended March 31, 2020 were $1,487,061 and $3,170,123, respectively compared to $1,407,494 and $2,192,930 for the three and six months ended March 31, 2019, an increase of $79,567 and $977,193, respectively. Operating expenses as a percentage of revenue decreased from 125% to 80% and 105% to 93% for the three and six months ending March 31, 2020 and 2019, respectively. Management believes this ratio will continue to decrease going forward as the expectation is that revenues will continue to grow at a higher rate than operating expenses. The decrease in operating expenses as a percentage of revenues for the three and six months ended March 31, 2020 was due to the Company’s focus on reducing expenses and performing more efficiently. $1,206,342 of the Company’s operating expenses for the six months ended March 31, 2020 related to non-cash transactions including depreciation, amortization, bad debt expense and stock issued for services rendered.

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

The accompanying consolidated condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and has incurred net losses since its inception. These losses, with the associated substantial accumulated deficit, are a direct result of the Company’s planned ramp up period as it is pursuing market acceptance and geographic expansion. In view of these matters, realization of a major portion of the assets in the accompanying consolidated condensed balance sheets is dependent upon continued operations of the Company which in turn is dependent upon the Company’s ability to meet its financing requirements, and the success of its future operations. The Company operates in a new, developing industry with a variety of competitors. These factors raise substantial doubt about the Company’s ability to continue as a going concern. As a result, the Company’s independent registered public accounting firm included an emphasis-of-matter paragraph with respect to the consolidated financial statements for the year ended September 30, 2019, expressing uncertainty regarding the Company’s assumption that it will continue as a going concern.

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

As of March 31, 2020, the Company had $304,321 of cash and cash equivalents and working capital deficit of $(6,720,678) (current assets minus current liabilities), compared with $574,943 of cash and restricted cash and $(4,174,962) of working capital as of September 30, 2019. The decrease of $2,545,716 in our working capital was primarily due to an increase in short term notes payable, accrued interest and accounts payable incurred during the six months ended March 31, 2020. The Company is an early stage growth company. It is generating cash from sales and is investing its capital reserves in current operations and new acquisitions that we believe will generate additional earnings in the long term. The Company expects that its cash on hand and cash flows from operations, along with private and/or public financing, will be adequate to meet its capital requirements and operational needs for the next 12 months.

Cash Flows

The following table summarizes the sources and uses of cash for each of the periods presented:

	Six Months Ended March 31,
	2020	2019

Net cash used in operating activities	$(421,719)	$(1,690,804)
Net cash used in investing activities	(917,903)	(2,481,408)
Net cash provided by financing activities	1,069,000	5,400,003
Net increase (decrease) in cash and cash equivalents	$(270,622)	$(1,227,791)

Operating Activities

During the six months ended March 31, 2020, operating activities used $421,719 of cash, primarily resulting from a net loss of $3,552,564 which was offset by net cash provided by operating assets and liabilities of $1,924,503. There was significant non-cash activity that contributed to the net loss totaling $1,206,342 including depreciation and amortization of $976,776, provision for bad debt of $22,460 and compensation paid in the form of stock of $207,106.

During the six months ended March 31, 2019, operating activities used $1,690,804 of cash, primarily resulting from a net loss of $1,273,379 and net cash used in operating assets and liabilities of $771,476. Cash used by changes in operating assets and liabilities was primarily due to an increase in accounts receivable of $340,900, and deferred costs of $468,268.

Investing Activities

During the six months ended March 31, 2020, investing activities used $917,903 of cash, consisting primarily of $500,000 in purchases of cannabis licenses and $426,743 of capitalized legal fees related to trademarks and licenses.

During the six months ended March 31, 2019, investing activities used $2,481,408 of cash, consisting primarily of payments totaling $1,500,000 paid to acquire substantially all the assets of AZ DP Consulting LLC, $896,408 paid for property plant and equipment and $200,000 paid as a deposit on land.

Financing Activities

During the six months ended March 31, 2020, financing activities provided $1,069,000, consisting of $3,169,000 in proceeds from the issuance of debt offset by $2,100,000, in debt payments made.

During the six months ended March 31, 2019, financing activities provided $5,400,003, all of which was cash proceeds from the sale of common stock.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated condensed financial statements, which have been prepared in accordance with GAAP. The preparation of our consolidated condensed financial statements requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. Significant accounting estimates in these financial statements include but are not limited to accounting for depreciation and amortization, current and deferred income taxes, deferred costs, accruals and contingencies, carrying value of goodwill and intangible assets, collectability of notes receivable, the fair value of common stock and the estimated fair value of stock options and warrants. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated. For a discussion of our critical accounting policies, refer to Part I, item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form-10K for the year ended September 30, 2019. Management believes that there have been no changes in our critical accounting policies during the six months ended March 31, 2020.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2020.

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

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item though given the potential impact of the novel coronavirus, management felt it prudent to include the following:

The novel coronavirus (COVID-19) global pandemic could adversely impact our business.

The emergence of COVID-19 around the world presents significant risks to our Company, not all of which we are able to fully evaluate or even foresee at the current time. While the COVID-19 pandemic did not materially adversely affect our Company’s financial results and business operations in the second fiscal quarter ended March 31, 2020, economic and health conditions in the United States and across most of the globe have changed rapidly since the end of the quarter.

The COVID-19 pandemic may affect our operations in future quarters. These factors may have far reaching impacts on our business, operations, and financial results and conditions, directly and indirectly, including without limitation impacts on the health of our Company’s management and employees, marketing and sales operations, customer and consumer behaviors, and on the overall economy. The scope and nature of these impacts, most of which are beyond our Company’s control, continue to evolve and the outcomes are uncertain. Management cannot predict the full impact of the COVID-19 pandemic on our Company’s sales or on economic conditions generally. The ultimate extent of the effects of the COVID-19 pandemic on our Company is highly uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic.

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

1.	Quarterly Issuances:

The Company issued no shares during the three months ended March 31, 2020.

2.	Subsequent Issuances:

Subsequent to March 31, 2020, the Company has not issued shares.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

There have been no events which are required to be reported under this item.

ITEM 4.	MINE SAFETY DISCLOSURES

N/A.

ITEM 5.	OTHER INFORMATION

N/A

ITEM 6.	EXHIBITS

The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are attached hereto unless otherwise indicated as being incorporated by reference, as follows:

Exhibit
Number	Description of Exhibit
3.01a	Articles of Incorporation dated June 15, 2010	Filed with the SEC on May 12, 2011 as part of our Registration Statement on Form S-1/A.
3.01b	Certificate of Amendment to Articles of Incorporation dated October 22, 2012	Filed with the SEC on November 13, 2012 as part of our Current Report on Form 8-K
3.01c	Certificate of Amendment to Articles of Incorporation dated March 15, 2018	Filed with the SEC on June 27, 2019 as an exhibit to our Registration Statement on Form 10-12G
3.01d	Certificate of Amendment to Articles of Incorporation dated March 19, 2018	Filed with the SEC on June 27, 2019 as an exhibit to our Registration Statement on Form 10-12G
3.01e	Certificate of Amendment to Articles of Incorporation dated April 3, 2018	Filed with the SEC on June 27, 2019 as an exhibit to our Registration Statement on Form 10-12G
3.01f	Certificate of Amendment to Articles of Incorporation dated October 9, 2018	Filed with the SEC on June 27, 2019 as an exhibit to our Registration Statement on Form 10-12G
3.02	Bylaws	Filed with the SEC on May 12, 2011 as part of our Registration Statement on Form S-1/A.
4.1	2019 Equity Incentive Plan	Filed with the SEC on June 27, 2019 as an exhibit to our Registration Statement on Form 10-12G
10.03	Share Exchange Agreement between Crown Dynamics Corp. and Airware Dated March 20, 2012	Filed with the SEC on March 26, 2012 as part of our current report on Form 8-K.
10.04	Agreement and Plan of Exchange between Item 9 Labs Corp. fka Airware and BSSD Group, LLC dated March 20, 2018	Filed with the SEC on June 27, 2019 as an exhibit to our Registration Statement on Form 10-12G
10.05	Purchase Agreement between Sidewinder Dairy, Inc. and the Company dated April 20, 2018	Filed with the SEC on August 16, 2019 as an exhibit to our Form 10-Q.
10.6	Asset Purchase Agreement between Item 9 Labs Corp. and AZ DP Consulting, LLC dated November 26, 2018	Filed with the SEC on June 27, 2019 as an exhibit to our Registration Statement on Form 10-12G
10.7	Loan and Revenue Participation Agreement between Item 9 Labs Corp. and Viridis Group I9 Capital LLC dated September 13, 2018	Filed with the SEC on June 27, 2019 as an exhibit to our Registration Statement on Form 10-12G

10.8	Severance Agreement between Airware Labs Corp and Jeffrey Rassas, effective July 16, 2013	Filed with the SEC on July 19, 2013 as part of our Current Report on Form 8-K.
10.9	Employment Agreement with Sara Gullickson dated November 26, 2018	Filed with the SEC on June 27, 2019 as an exhibit to our Registration Statement on Form 10-12G
14.1	Code of Ethics	Filed with the SEC on June 27, 2019 as an exhibit to our Registration Statement on Form 10-12G
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
99.1	Audit Committee Charter	Filed with the SEC on June 27, 2019 as an exhibit to our Registration Statement on Form 10-12G
99.2	Compensation Committee Charter	Filed with the SEC on June 27, 2019 as an exhibit to our Registration Statement on Form 10-12G
99.3	Nominations and Governance Committee Charter	Filed with the SEC on June 27, 2019 as an exhibit to our Registration Statement on Form 10-12G
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

Item 9 Labs Corp.

Date: May 15, 2020	By:	/s/ Andrew Bowden
	Name: Title:	Andrew Bowden Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2020	By:	/s/ Robert Mikkelsen
	Name: Title:	Robert Mikkelsen Chief Financial Officer (Principal Financial Officer)

