Form 10-Q
period 2020-06-30
Item 9 Labs Corp.
filed 2020-08-14
CIK 1500123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 12, 2020, there were 51,553,964 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

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

ITEM 9 LABS CORP.

FORM 10-Q

JUNE 30, 2020

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements	F-1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29
Item 4.	Controls and Procedures	29

Part II – Other Information

Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Mine Safety Disclosures	30
Item 5.	Other Information	30
Item 6.	Exhibits	21

Signatures		32

Certifications

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ITEM 9 LABS CORP. AND SUBSIDIARIES
(FORMERLY AIRWARE LABS CORP.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
	June 30,	September 30,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$564,715	$21,092
Restricted cash and cash equivalents	—	553,851
Accounts receivable, net of reserves of $22,460 and $0 at June 30, 2020 and September 30, 2019, respectively	606,222	437,026
Deferred costs	2,989,755	1,936,534
Prepaid expenses and other current assets	334,336	14,409
Total current assets	4,495,028	2,962,912

Property and equipment, net	7,156,592	7,170,422
Right of use asset	207,802	—
Investment in Health Defense, LLC	100,000	100,000
Deposit on land purchase from related party	600,000	600,000
Receivable for sale of Airware assets, net of reserves of $307,430	454,715	504,715
Notes and interest receivable, net of reserves of $69,000	160,000	180,000
Other intangible assets, net	8,018,934	1,839,875
Goodwill	1,116,396	1,116,396
Total Assets	$22,309,467	$14,474,320

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,254,980	$1,076,546
Accrued payroll	211,919	77,560
Accrued compensated absences	71,617	69,424
Accrued interest	1,462,939	675,182
Accrued expenses	1,403,905	379,972
Accrued income tax	87,476	87,476
Short term notes payable, net of discount	2,835,478	2,051,714
Long term debt, in default	—	2,700,000
Operating lease liability - short term portion	67,952	—
Convertible notes payable	70,000	20,000
Total current liabilities	8,466,266	7,137,874

Long term debt, net of discount	2,725,418	—
Operating lease liability	157,864	—

Total liabilities	11,349,548	7,137,874

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $.0001 per share, 2,000,000,000 shares authorized; 63,724,905 issued, 3,250,000 to be issued, 61,424,905 outstanding at June 30, 2020 and 63,643,005 shares issued and outstanding at September 30, 2019	6,699	6,365
Additional paid-in capital	30,232,252	18,148,962
Treasury stock	(3,450,000)	—
Accumulated deficit	(15,829,032)	(10,694,939)
Total Item 9 Labs Corp. stockholders' equity	10,959,919	7,460,388

Noncontrolling Interest	—	(123,942)

Total Stockholders' Equity	10,959,919	7,336,446

Total Liabilities and Stockholders' Equity	$22,309,467	$14,474,320

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITEM 9 LABS CORP. AND SUBSIDIARIES
(FORMERLY AIRWARE LABS CORP.)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenues, net	$2,207,453	$1,542,067	$5,602,321	$3,627,951
Cost of revenues	1,188,831	697,672	3,508,350	1,702,828
Gross profit	1,018,622	844,395	2,093,971	1,925,123

Operating expenses
Professional fees and outside services	182,610	366,397	654,447	920,194
Payroll and employee related expenses	698,477	590,965	2,229,493	1,631,343
Sales and marketing	37,997	268,940	199,215	407,288
Other operating expenses	138,252	238,496	521,024	616,403
Depreciation and amortization	205,250	193,455	806,070	275,955
Provision for bad debt	—	—	22,460	—
Total operating expenses	1,262,586	1,658,253	4,432,709	3,851,183

Loss from operations	(243,964)	(813,858)	(2,338,738)	(1,926,060)

Other income (expense)
Interest income	—	26,553	—	74,386
Interest expense	(1,362,347)	(21,314)	(2,820,137)	(22,925)
Other income (expense)	(1,492)	107,896	(1,492)	107,896
Total other income (expense), net	(1,363,839)	113,135	(2,821,629)	159,357

Loss from operations, before income tax provision	(1,607,803)	(700,723)	(5,160,367)	(1,766,703)

Income tax provision	—	156,647	—	364,046

Net loss	(1,607,803)	(857,370)	(5,160,367)	(2,130,749)

Less: Net loss attributable to noncontrolling interest	—	(6,806)	(26,274)	(67,591)

Net loss attributable to Item 9 Labs Corp.	$(1,607,803)	$(850,564)	$(5,134,093)	$(2,063,158)

Basic and diluted weighted average common shares outstanding	61,424,905	63,159,814	61,834,030	60,774,873

Basic and diluted net loss per common share	$(0.03)	$(0.01)	$(0.08)	$(0.03)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITEM 9 LABS CORP. AND SUBSIDIARIES
(FORMERLY AIRWARE LABS CORP.)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2020	2019
Operating Activities:
Net loss	$(5,160,367)	$(2,130,749)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	96,330	39,122
Amortization	709,740	237,311
Amortization of right of use asset	60,557	—
Amortization of debt discount	1,273,739	—
Interest accrued on notes receivable	—	(33,638)
Common stock issued for services	132,106	270,000
Stock compensation expense	75,000	150,000
Provision for bad debt	22,460	—
Interest accretion from receivable	—	(39,057)
Changes in operating assets and liabilities:
Accounts receivable	(191,656)	(298,562)
Deferred costs	(1,053,221)	(988,914)
Prepaid expenses	(319,927)	(61,308)
Accounts payable	1,178,434	98,247
Accrued payroll	134,359	(1,733)
Accrued compensated absences	2,193	16,998
Accrued interest	1,088,462	21,489
Operating lease liability	(42,543)	—
Accrued expenses	1,023,933	1,192,966
Accrued income tax	—	362,746
Net Cash Used in Operating Activities	(970,401)	(1,165,082)

Investing Activities:
Deposit on land purchase from related party	—	(400,000)
Purchases of property and equipment	(82,500)	(4,797,374)
Cash paid for acquisitions	(500,000)	(1,500,000)
Cash received from sale of Airware assets	50,000	115,000
Cash received from short-term note receivable	20,000	—
Capitalized license fees	(426,663)	—
Net Cash Used in Investing Activities	(939,163)	(6,582,374)

Financing Activities:
Proceeds from the sale of common stock, net of issuance costs	—	5,660,003
Proceeds from the issuance of debt	4,092,000	1,200,000
Debt payments	(2,192,664)	—
Net Cash Provided by Financing Activities	1,899,336	6,860,003

Net Decrease in Cash and cash equivalents	(10,228)	(887,453)

Cash and cash equivalents- Beginning of Period	574,943	1,674,266

Cash and cash equivalents - End of Period	$564,715	$786,813

Supplemental disclosure of cash flow information:
Interest paid in cash	$116,000	$—
Income taxes paid in cash	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Stock issued/to be issued for acquisitions	$3,507,000	$7,770,000
Interest in Health Defense, LLC received for sale of Airware assets	$—	$100,000
Receivable for sale of Airware assets, net of discount of $70,070	$—	$929,930
Right of use asset	$268,359	$—
Lease liability	$268,359	$—
Warrants issued for debt and for acquisition	$5,069,734	$—
Debt issued for acquisition	$1,000,000	$—
Non-cash treasury stock	$150,216	$—
Accrued interest added to debt	$300,705	$—

Net assets acquired in acquisition of Arizona DP Consulting, LLC
Intangible assets	$—	$3,350,000
Goodwill	—	5,920,000
Total purchase consideration	$—	$9,270,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITEM 9 LABS CORP. AND SUBSIDIARIES
(FORMERLY AIRWARE LABS CORP.)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
NINE MONTHS ENDED JUNE 30, 2020 AND 2019

	Item 9 Labs Corp Equity
			Additional				Non
	Common Stock		Paid-in	Treasury Stock		Accumulated	Controlling
	Shares	Amount	Capital	Shares	Amount	(Deficit)	Interest	Total
Balance at September 30, 2018	54,766,642	$5,477	$3,427,230	—	$—	$(870,243)	$—	$2,562,464
Stock issued for acquisition	3,000,000	300	7,769,700	—	—	—	—	7,770,000
Issuance of stock for cash	3,100,000	310	3,149,690	—	—	—	—	3,150,000
Exchange of shares for services	30,000	3	123,497	—	—	—	—	123,500
Net loss	—	—	—	—	—	(328,819)	(48,478)	(377,297)
Balance at December 31, 2018	60,896,642	6,090	14,470,117	—	—	(1,199,062)	(48,478)	13,228,667
Issuance of stock for cash	2,166,669	217	2,249,786	—	—	—	—	2,250,003
Exchange of shares for services	35,000	4	228,196	—	—	—	—	228,200
Net loss	—	—	—	—	—	(883,775)	(12,307)	(896,082)
Balance at March 31, 2019	63,098,311	6,311	16,948,099	—	—	(2,082,837)	(60,785)	14,810,788
Issuance of stock for cash	173,333	17	259,983	—	—	—	—	260,000
Exchange of shares for services	70,000	7	104,993	—	—	—	—	105,000
Stock compensation	9,615	1	24,999	—	—	—	—	25,000
Net loss	—	—	—	—	—	(850,564)	(6,806)	(857,370)
Balance at June 30, 2019	63,351,259	$6,336	$17,338,074	—	$—	$(2,933,401)	$(67,591)	$14,343,418
Balance at September 30, 2019	63,643,005	$6,365	$18,148,962	—	$—	$(10,694,939)	$(123,942)	$7,336,446
Treasury stock acquired in settlement agreement	—	—	3,450,000	(2,300,000)	(3,450,000)	—	—	—
Exchange of shares for services	55,618	6	132,100	—	—	—	—	132,106
Stock compensation	26,282	3	74,997	—	—	—	—	75,000
Net loss	—	—	—	—	—	(1,950,190)	(25,138)	(1,975,328)
Balance at December 31, 2019	63,724,905	6,374	21,806,059	(2,300,000)	(3,450,000)	(12,645,129)	(149,080)	5,568,224
Stock to be issued for acquisition	3,250,000	325	3,506,675	—	—	—	—	3,507,000
Noncontrolling interest dissolution from acquisition	—	—	(150,216)	—	—	—	150,216	—
Warrants issued	—	—	257,094	—	—	—	—	257,094
Warrants to be issued	—	—	3,336,198	—	—	—	—	3,336,198
Net loss	—	—	—	—	—	(1,576,100)	(1,136)	(1,577,236)
Balance at March 31, 2020	66,974,905	6,699	28,755,810	(2,300,000)	(3,450,000)	(14,221,229)	—	11,091,280
Warrants issued	—	—	1,476,442	—	—	—	—	1,476,442
Net loss	—	—	—	—	—	(1,607,803)	—	(1,607,803)
Balance at June 30, 2020	66,974,905	$6,699	$30,232,252	(2,300,000)	$(3,450,000)	$(15,829,032)	$—	$10,959,919

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

On September 12, 2018, the Company executed a $1,500,000 promissory note (see Note 8) which was used to make a capital contribution into Strive Management, LLC, a Nevada limited liability company (“Strive Management”). In exchange for the contribution, the Company received a 20% membership interest in Strive Management. The remaining interests are held by three individuals one of which is the Company’s former Chief Executive Officer. Through a management agreement with Strive Wellness of Nevada, LLC, a related party (the Company’s former CEO is a member of this LLC), Strive Management will facilitate the cultivation, processing and distribution of marijuana in Nevada. Strive Wellness of Nevada, LLC has been allocated cultivation, processing and distribution licenses from the state of Nevada. The Company acquired the remaining membership interests in Strive Management in February 2020 as well as the licenses owned by Strive Wellness of Nevada, LLC. As of June 30, 2020, the licenses have not been transferred to the Company, as the transfer is awaiting regulatory approval. See Note 2.

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

Principles of Consolidation

Item 9 Labs consolidates all variable interest entities (“VIEs”) in which the Company is deemed to be the primary beneficiary and all other entities in which it has a controlling voting interest.  An entity is generally a VIE if it meets any of the following criteria: (i) the entity has insufficient equity to finance its activities without additional subordinated financial support from other parties, (ii) the equity investors cannot make significant decisions about the entity’s operations or (iii) the voting rights of some investors are not proportional to their obligations to absorb the expected losses of the entity or receive the expected returns of the entity and substantially all of the entity’s activities involve or are conducted on behalf of the investor with disproportionately few voting rights. The Company periodically makes judgments in determining whether its investees are VIEs and, for each reporting period, the Company assesses whether it is the primary beneficiary of any of its VIEs. As of September 30, 2019, the Company is deemed the primary beneficiary of Strive Management because the entity has insufficient equity to finance its activities without additional subordinated support. The interests in Strive Management held by non-controlling members has been presented on the statement of operations and statement of stockholders’ equity as non-controlling interest. See Note 2 and Note 9.

The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and variable interest entities in which the Company is the primary beneficiary. Intercompany balances and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements of the Company as of June 30, 2020 have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and do not include all the information and notes necessary for a presentation of financial position and results of operations in accordance with GAAP and should be read in conjunction with our September 30, 2019 audited financial statements filed with the SEC on our Form 10-K on January 14, 2020. It is management’s opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. We derived the September 30, 2019 condensed balance sheet data from audited financial statements, however, we did not include all disclosures required by GAAP. The results for the interim period are not necessarily indicative of the results to be expected for the year ending September 30, 2020.

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

Cash and Cash Equivalents and Restricted Cash

Cash represents cash on hand, demand deposits placed with banks and other financial institutions and all highly liquid instruments purchased with a remaining maturity of three months or less as of the purchase date of such investments. The Company maintains cash on deposit, which, can exceed federally insured limits. The Company has not experienced any losses on such accounts nor believes it is exposed to any significant credit risk on cash. Restricted cash represents funds held by a bank pending resolution of a dispute with a former officer of the Company. The dispute was resolved during the nine months ended June 30, 2020 and the cash is no longer restricted.

Accounts Receivable

Accounts receivable are reported at the amount management expects to collect from outstanding balances. Differences between the amount due and the amount management expects to collect are expensed in the results of operations in the period in which those differences are determined, with an offsetting entry to a valuation allowance for accounts receivable.

Deferred Costs

Deferred costs consist of the costs directly related to the production and cultivation of marijuana crops, cannabis oils, and cannabis concentrate products. Deferred costs are relieved to cost of services as products are delivered to dispensaries.

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

Notes and Other Receivables, net

Notes and other receivables are reported at the amount management expects to collect from outstanding balances. Differences between the amount due and the amount management expects to collect are reported in the results of operations in the period in which those differences are determined, with an offsetting entry to a valuation allowance for receivables. Management assesses all receivables individually and in total, considering historical credit losses as well as existing economic conditions to determine the likelihood of future credit losses. The Company stops accruing interest on interest bearing receivables when the receivable is in default. There was a total valuation allowance as of June 30, 2020 and September 30, 2019 of $376,430.

Impairment of Long-Lived Assets

We analyze long-lived assets, including property and equipment and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. We review the amortization method and estimated period of useful life at least at each balance sheet date. We record the effects of any revision to operations when the change arises. We recognize impairment when the estimated undiscounted cash flow generated by those assets is less than the carrying amount of such assets. The amount of impairment is the excess of the carrying amount over the fair value of such assets, which is generally calculated using discounted cash flows.

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

All of the Company’s revenue is associated with a customer contract that represents an obligation to perform services that are delivered at a single point in time.  Any costs incurred prior to the period in which the services are performed to completion are deferred and recognized as cost of revenues in the period in which the performance obligations are completed. For the three and nine months ended June 30, 2020 and 2019, substantially all of the Company’s revenue was generated from performance obligations completed in the state of Arizona.

The Company recognizes revenue as services are rendered. Services are considered complete upon successful delivery of the product to the dispensary as the Company has no further performance obligations at this point in time and collection is reasonably assured. Under the performance contract, the Company acts as an agent for the dispensary, does not own the marijuana products, cannot exchange the marijuana products, prepares invoices for the dispensary and all employees that are in contact with marijuana products are dispensary agents of the dispensary with which we have our contract. Given these facts and circumstances, it is the Company’s policy to record the revenue related to the contract net of the amount retained by the dispensary. Per the dispensary contract, the Company was paid 85% of the wholesale market price of the marijuana products for the services rendered for the three and nine months ended June 30, 2019. The contract was amended in December 2019 and beginning in January 2020, the Company was paid 100% of the wholesale market price of the marijuana for the services rendered. The contract called for monthly payments in the amount of $80,000 for the three months ending March 31, 2020. Beginning April 1, 2020, the Company entered into a three year agreement with another dispensary, which calls for monthly payments of $40,000. Prior to January 1, 2020, the Company recorded these revenues at the amount it expected to collect, 85% of the total wholesale sales. Since January 1, 2020, the Company records revenue at the amount it expects to collect, 100% of the wholesale sales. The fees paid for operating under the contract are expensed to cost of revenues.

The Company’s revenues accounted for under ASC 606 do not require significant estimates or judgments based on the nature of the Company’s revenue stream. The sales price is generally fixed at the point of sale and all consideration from the contract is included in the transaction price. The Company’s contracts do not include multiple performance obligations or variable consideration.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, consisting of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short term to maturity (level 3 inputs).  The Company’s receivable resulting from the sale of Airware, notes receivable and notes payable approximate fair value based on borrowing rates currently available on notes with similar terms and maturities (level 3 inputs).

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

Net Loss Per Share

Basic loss per share does not include dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. Dilutive securities are not included in the weighted average number of shares when inclusion would be anti-dilutive. At June 30, 2020 and September 30, 2019 there were 17,082,991 and 656,112 shares underlying convertible notes payable, warrants and options, that were anti-dilutive, respectively.

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

The following assumptions were used to estimate the warrants issued during the quarter ended June 30, 2020:

Expected stock price volatility	186.00%

Expected dividend yield	0.00%

Risk-free interest rate	2.97%

Option life	2.5 years

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

Identifiable intangible assets and goodwill consist of the following as of June 30, 2020:

	Balance at October 1, 2019	Additions	Amortization	Balance at June 30, 2020
Trade names	$161,848	$144,120	$(12,930)	$293,038
Customer relationships	181,250	—	(130,500)	50,750
Licenses	—	6,744,679	—	6,744,679
Websites and other intellectual property	1,144,277	—	(213,810)	930,467
Non-compete agreement	352,500	—	(352,500)	—

Total other intangible assets	1,839,875	6,888,799	(709,740)	8,018,934

Goodwill	1,116,396	—	—	1,116,396

Total	$2,956,271	$6,888,799	$(709,740)	$9,135,330

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

In February 2020, the Company executed an agreement with the other members of Strive Management, LLC to purchase the remaining 80% of Strive Management, LLC (“Strive”), as well as the Nevada licenses its members held in another entity. The Company agreed to pay $500,000 in cash, $1,000,000 in an unsecured note payable, 3,250,000 shares of the Company’s restricted common stock and issue 2,000,000 warrants exercisable into the Company’s common stock. The warrants are to be issued upon the earlier of September 30, 2020 or three months following the date on which each provisional certificate becomes a final certificate, which has not yet occurred. The warrants have a three year term, exercise price of $1.13 and include down round provisions. In order to close the transaction, the Company borrowed $500,000 from Stockbridge Enterprises, a related party. The Company was to repay the loan by April 15, 2020. Subsequent to June 30, 2020, this loan has not been repaid and is in default. Though the Company acquired the remaining portion of Strive, Strive was not considered a business under ASC 805, Business Combinations, as it did not have a substantive process. As such, the Company is reporting the transaction as an asset acquisition. As of June 30, 2020 $6,744,679 has been recorded to licenses relating to the transaction.

Note 3 - Property and Equipment, Net

The following represents a summary of our property and equipment as of June 30, 2020 and September 30, 2019:

	June 30,	September 30,
	2020	2019
Cultivation and manufacturing equipment	$169,540	$154,059
Construction in progress	4,124,740	4,060,297
Land and building	3,095,646	3,093,549
	7,389,926	7,307,905
Accumulated Depreciation	(233,334)	(137,483)
	$7,156,592	$7,170,422

Depreciation expense for the nine months ended June 30, 2020 and 2019 was $96,330 and $39,122, respectively.

Note 4 – Sale of Airware Assets and Investment in Health Defense LLC

On May 3, 2018, the Company entered into an intellectual property sales agreement with Health Defense LLC. Pursuant to the terms of the agreement, the Company sold all of the assets related to the former business of the Company, nasal dilator sales.

In consideration for entering into the agreement, the Company was to receive: (i) $300,000 in cash at execution, (ii) $700,000 in cash within one year of execution and (iii) an additional $300,000 by December 31, 2019.

As additional consideration, the Company was given a 10% ownership interest in Health Defense LLC. This ownership is valued at $100,000 and is reflected on the consolidated condensed balance sheets as Investment in Health Defense at June 30, 2020 and September 30, 2019.

As of June 30, 2020, management determined that the receivable described above should be classified as long-term on the consolidated condensed balance sheets as the payments have not been made as scheduled. Additionally, management has recorded an allowance on the receivable of $307,430 at June 30, 2020 and September 30, 2019.

Note 5 – Notes Receivable

On May 11, 2018, the Company entered into a Promissory Note Agreement with a borrower in the principal amount of $150,000. This was a one year note with 20% non-compounded annual interest payable at maturity. It is convertible at the discretion of the Company into a unit offering of the borrower at a 15% discount. The note is personally guaranteed by the borrower. This note is in default and is on non-accrual status. The Company is currently negotiating an amendment to the note.

On May 15, 2018, the Company entered into a Promissory Note Agreement with a borrower in the principal amount of $60,000. This is a one year note with 15% non-compounded annual interest payable at maturity. It is convertible at the discretion of the Company into an interest in a strategic partnership of ownership and operations of a certain dispensary license. The note is personally guaranteed by the borrower. This note is in default and is on non-accrual status. At June 30, 2020 and September 30, 2019, the principal and interest has been fully reserved in the amount of $69,000.

At June 30, 2020 and September 30, 2019, the Company has accrued $39,000 of interest receivable related to these notes which is included in notes and interest receivables on the accompanying consolidated condensed balance sheets.

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

Stockbridge/Viridis Note

In connection with the $2,000,000 payment on the note described above, on March 23, 2020 the Company borrowed debt proceeds from two related parties, Stockbridge Enterprises and Viridis I9 Capital LLC. The $2,200,000 borrowing is unsecured, has a term of six months, and accrues interest at a rate of 10% per year. All principal and interest are due on the maturity date. The debt includes a provision for the issuance of 10,000,000 warrants exercisable into the Company’s common stock. The exercise price on the warrants is $.75 and the warrants have a term of 5 years. The debt and warrants were recorded at their relative fair values. The resulting discount is being amortized to interest expense over the term of the debt. The balance of the debt, discount, amortized discount and accrued interest are as follows at June 30, 2020.

Principal balance	$ 2,200,000
Discount	796,572
Amortization	928,716
Accrued interest	59,671

Stockbridge Note

The Company entered into an additional note with Stockbridge Enterprises, a related party in February 2020. The $500,000 borrowing had a term of 60 days and bears interest at 6% per year. All principal and interest are due on the maturity date. The note includes a provision for the issuance of 500,000 warrants exercisable into the Company’s common stock. The warrants have an exercise price of $.75 and a term of 5 years. The note contains provisions to reduce the exercise price each month if the note is in default. The note went into default in April 2020. The warrant value was determined using a $.05 exercise price as it is management’s estimate that the note will be repaid after July 1, 2020, the date the exercise price on the warrants reduces to $.05. The resulting discount will be amortized to interest expense over the term of the note. The balance of the note, discount, amortized discount and accrued interest is as follows at June 30, 2020.

Principal balance	$ 400,000
Discount	—
Amortization	257,094
Accrued interest	14,466

In June 2020, the Company executed on a short-term financing arrangement. The proceeds of $873,000 are being utilized to further expand the production capabilities of the Arizona Operations. 30 payments of $40,500 are due weekly and the arrangement matures in January 2021.

Note 7 – Unsecured Convertible Notes Payable

In the reverse recapitalization disclosed in Note 1, the Company assumed one unsecured convertible note payable with principal balance totaling $20,000 which was due in August 2012, carries an interest rate of 8% and is convertible including accrued interest to common stock at $.50 per share, which would be approximately 63,000 shares as of June 30, 2020 and September 30, 2019. As of June 30, 2020 and September 30, 2019, this unsecured convertible note payable is considered in default and has been presented as a current liability on the consolidated condensed balance sheets.

In June 2020, the Company issued an unsecured convertible note payable with a principal balance totaling $50,000, which will be due in March 2021. Interest payments of $1,000 (24% per annum) are due monthly. The note entitles the holder to convert any portion of the debt into shares of common stock of the Company at any time during the note term at $1.00 per share which would be approximately 50,000 shares as of June 30, 2020. There is no prepayment penalty.

Note 8 – Long Term Debt

On September 13, 2018, the Company entered into a Loan and Revenue Participation Agreement with Viridis Group I9 Capital LLC (“Viridis”) in which Viridis has agreed to loan the Company up to $2.7 million for the expansion of the Company’s Arizona and Nevada properties (see Note 12). As of September 30, 2018, the Company received $1,500,000 of proceeds from Viridis in the form of a promissory note. The $1,500,000 proceeds were utilized to acquire a 20% ownership in Strive Management, LLC as described in Notes 1 and 9, and is collateralized with a Deed of Trust on the Company’s approximately 5 acre property and construction in progress. In exchange for the loan, Viridis was to be repaid in the form of waterfall revenue participation schedules. Viridis was to receive 5% of the Company’s gross revenues from the Nevada operations until the loan is repaid, 2% until repaid 200% of the amount loaned, and 1% of gross revenues in perpetuity or until a change in control. Payments on the loan will commence 90 days after the Nevada operation begins earning revenue. Parties acknowledge that the Company was expected to own only 51% of the Nevada operations and therefore Viridis’ revenue participation is limited to the Company’s interest. On February 14, 2020, the Company acquired the remaining 80% membership interest in Strive Management, LLC. Therefore, the revenue participation payments will be based on 100% of the revenues of the Company’s Nevada operations. The operations in Nevada have not yet begun as of the date of this filing. On August 26, 2019, the loan was amended to include 6% annualized interest in exchange for Viridis subordinating its debt to another lender.

On May 1, 2020, under a troubled debt restructuring, the Company renegotiated the $1,500,000 note payable. As part of the restructuring, the Company issued 1,944,444 warrants exercisable into the Company’s common stock. The exercise price on the warrants is $1.00 and they have a term of 5 years. Accrued interest in the amount of $64,849 was added to the principal balance of the note, making the total principal $1,564,849. Interest only payments of $13,040 shall be paid monthly until 3 months following the commencement date of the Nevada Operations at which time monthly principal and interest payments of $33,962 will be required for 36 months, with a balloon payment of $761,007 due upon the note’s maturity. The note also entitles Viridis to a gross revenue participation of the Nevada Operations equal to 1% of the gross sales (up to $20,000 monthly) upon the maturity of the note and for the subsequent 5 year period. The debt and warrants were recorded at their relative fair values. The resulting discount will be amortized to interest expense over the term of the debt. The balance of the debt, discount, amortized discount and accrued interest is as follows at June 30, 2020.

Principal balance	$ 1,564,849
Discount	696,408
Amortization	34,820
Accrued interest	37,276

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

On May 1, 2020, under a troubled debt restructuring, the Company renegotiated the $1,200,000 note payable. As part of the restructuring, the Company issued 1,555,556 warrants exercisable into the Company’s common stock. The exercise price on the warrants is $1.00 and they have a term of 5 years. Accrued interest in the amount of $186,370 was added to the principal balance of the note, making the total principal $1,386,370. Interest only payments of $11,553 shall be paid monthly until November 1, 2020 at which time monthly principal and interest payments of $28,144 will be required for 36 months, with a balloon payment of $678,596 due upon the note’s maturity. The note also entitles Viridis to a gross revenue participation of the Arizona Operations equal to 1% of the gross sales (up to $20,000 monthly) upon the maturity of the note and for the subsequent 5 year period. The debt and warrants were recorded at their relative fair values. The resulting discount will be amortized to interest expense over the term of the debt. The balance of the debt, discount, amortized discount and accrued interest is as follows at June 30, 2020.

Principal balance	$ 1,386,370
Discount	583,581
Amortization	29,179
Accrued interest	36,588

The Company’s subsidiary, BSSD Group, LLC borrowed $269,000 from Viridis Group in December 2019. This note bore annualized interest at 15%. On May 1, 2020, under a troubled debt restructuring, the Company renegotiated the $269,000 note payable. As part of the restructuring, the Company issued 400,000 warrants exercisable into the Company’s common stock. The warrants have an exercise price of $.75 and a term of 5 years. The agreement contains provisions to reduce the exercise price each month the note is not paid in full. The warrant value was determined using a $.05 exercise price as it is management’s estimate that the note will be repaid after September 30, 2020, the date the exercise price on the warrants reduces to $.05. The resulting discount is being amortized to interest expense over the term of the note. Accrued interest in the amount of $14,666 was added to the principal balance of the note, making the total principal $283,666. Payments of principal and interest in the amount of $9,833 are due monthly until the note’s maturity on May 1, 2023. The debt and warrants were recorded at their relative fair values. The resulting discount will be amortized to interest expense over the term of the debt. The balance of the debt, discount, amortized discount and accrued interest is as follows at June 30, 2020.

Principal balance	$ 283,666
Discount	142,812
Amortization	8,401
Accrued interest	7,013

Strive Note

In connection with the license acquisition described in Note 2, the Company entered into a note payable with the sellers in February 2020. The $1,000,000 note has a term of two years starting September 30, 2020 and bears interest at 2% per year. A principal payment in the amount of $500,000 is due on the earlier of October 10, 2020 or three months following the date on which each provisional certificate becomes a final certificate. Due to the low stated interest rate on the note, management imputed additional interest on the note. The balance of the note, discount, amortized discount and accrued interest is as follows at June 30, 2020:

Principal balance	$ 1,000,000
Discount	124,053
Amortization	27,508
Accrued interest	—

Note 9 – Variable Interest Entity

As of September 30, 2019, the Company determined that it held a variable interest in Strive Management due to the Company being its sole source of capital. Further, the Company had agreed to raise $4,000,000 on Strive Management’s behalf through promissory note agreements that the Company will guarantee. No funds have been raised as of the date of these consolidated condensed financial statements. If the funds are not raised, the additional 31% interest due to the Company upon operational approval from the State of Nevada as discussed in Note 1 would have been subject to reclamation by the other members of Strive Management. The Company has been determined to be the primary beneficiary of Strive Management as the Company has the power to direct the activities that significantly impact Strive Management’s economic performance and the obligation to absorb losses. Strive Management’s financial statements as of June 30, 2020 and for the nine months ending June 30, 2020 and 2019 have been consolidated with the Company.

As discussed in Note 2, the Company completed the purchase of the remaining ownership interests of Strive Management LLC in February 2020.

Note 10 – Leases

The Company leases its corporate office from an entity controlled by the CEO of the Company, under an operating lease. The lease is for a term of 5 years beginning September 1, 2019. The following is a schedule by fiscal year of future minimum payments required under the lease together with their present value as of June 30, 2020:

Future Minimum
Payments
2020	$41,267
2021	80,013
2022	82,114
2023	84,215
2024	78,963

366,572

less imputed interest	(140,756)

$225,816

As of the inception of the lease, the lease liability and right of use asset was recorded at $268,359, the amount of the present value of all lease payments. To calculate the lease liability and right of use asset, the Company used a 20% discount rate, the approximate interest rate the Company believes it could borrow at.

Amortization in the amount of $60,557 has been recorded against the right of use asset, leaving a balance of $207,802 as of June 30, 2020. Payments in the amount of $42,543 have been recorded against the lease liability, leaving a balance of $225,816 as of June 30, 2020.

Note 11 - Concentrations

For the three and nine months ended June 30, 2020 and 2019, substantially all of the Company’s revenue were generated from a single customer.

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

On April 20, 2018, the Company entered into an agreement for the purchase of approximately 44 acres of land from an affiliate of a founding member of BSSD. The purchase price of the property is $3,000,000, payable as follows; (i) $200,000 deposited with escrow agent as an initial earnest money deposit, (ii) on or before February 1, 2019, the Company will deposit an additional $800,000 into escrow as additional earnest money deposit and (iii) the balance of the purchase price shall be paid via a promissory note. The earnest money amounts are non-refundable. The Company has negotiated an amendment to this agreement that will spread the $800,000 payment over the course of 4 months. As of the date of these financial statements, $600,000 has been deposited in escrow which has been classified as a long-term asset on the consolidated condensed balance sheet as of June 30, 2020 and September 30, 2019.

On June 26, 2018, the Company entered into a contractor agreement with Chase Herschman pursuant to which he will provide services in exchange for $120,000 annually, payable each month; up to $420,000 in common stock options which shall vest upon the occurrence of certain benchmarks as described in the contractor agreement and a commission of 1% of the gross profits of the Nevada Operations of the Company. The term of the agreement is a period of three years. This agreement was terminated in May 2020. The Company had an outstanding balance owed on the contract totaling $45,000 as of June 30, 2020.

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

As of June 30, 2020, the Company received the $1,500,000 and invested the funds in Strive Management (see Notes 2, 8 and 9). The remaining $1,200,000 has been provided by Viridis directly to contractors of the Arizona property from an account owned and controlled by Viridis. The notes were amended on May 1, 2020, altering the revenue participation. See Note 8 for updated terms.

On July 1, 2019, the Company entered into a three year agreement with a concert venue to be the name sponsor for the venue. In exchange, the Company issued 45,457 shares of restricted common stock valued at $200,000 ($4.40/share) and is to pay $5,000 monthly for the first 12 months and $60,000 in July 2020 and 2021. Due to COVID-19, the concert venue has not been open since March 2020. In June 2020, the Company and the venue cancelled the agreement with an effective date of March 11, 2020.

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

As discussed in Notes 8 and 12, the Company has entered into Loan and Revenue Participation Agreement and Promissory Notes with Viridis. The two members of Viridis were elected to the Company’s board of directors in December 2018 and January 2020 and one is currently the Company’s CEO.

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

The Company has a construction management agreement with the Viridis Group to oversee the Nevada construction project totaling $20,000 monthly. The Company owes Viridis $60,000 for these services as of June 30, 2020 and September 30, 2019.

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

Included in our accounts payable at June 30, 2020 and September 30, 2019 is approximately $90,000 and $160,000, respectively in amounts due to related parties.

Note 14 - Stockholders’ Equity

Common Stock

During the nine months ended June 30, 2019, the Company raised $5,400,003 via private placements. The selling price for 5,000,000 shares was $1 per share and the selling price for 266,669 was $1.50 per share for a total of 5,266,669 shares of common stock issued.

As discussed in Note 2, during the nine months ended June 30, 2019, the Company issued 3,000,000 shares of restricted common stock, valued at $7,770,000 as consideration for the acquisition of the majority of the assets in AZ DP Consulting, LLC.

In the nine months ended June 30, 2019, in the normal course of business, the Company issued 135,000 shares of restricted common stock, valued at $456,700 as consideration for various consulting contracts.

In the nine months ended June 30, 2019, the Company issued 9,615 shares of restricted common stock to employees, valued at $25,000.

In the nine months ended June 30, 2020, in the normal course of business, the Company issued 55,618 shares of restricted common stock, valued at $132,106 as consideration for various contracts, including venue sponsorships, marketing, and investor relations.

As discussed in Note 2, during the nine months ended June 30, 2020, the Company agreed to issue 3,250,000 shares of restricted common stock, valued at $3,507,000 as part of an asset acquisition. The stock has been reserved, though certain criteria must be met for the issuance to occur.

In the nine months ended June 30, 2020, the Company issued 26,282 shares of restricted common stock to employees, valued at $75,000.

Warrants

As of June 30, 2020, there are 16,675,000 warrants for purchase of the Company’s common stock outstanding. 14,400,000 warrants were issued during the nine months ended June 30, 2020. Warrants outstanding as of June 30, 2020 are as follows:

	Common Shares Issuable Upon Exercise of Warrants	Exercise Price of Warrants	Date Issued		Expiration Date

Warrants issued by predecessor	175,000	$2.00	3/31/2015		8/31/2020
Warrants issued by predecessor	100,000	$1.00	7/28/2016		7/28/2021
Warrants issued related to asset acquisition	2,000,000	$1.13	9/30/2020	*	9/30/2023
Warrants issued related to debt financing	500,000	$0.05	2/14/2020		2/14/2025
Warrants issued related to debt financing	5,000,000	$0.75	3/23/2020		3/23/2025
Warrants issued related to debt financing	5,000,000	$0.75	3/23/2020		3/23/2025
Warrants issued related to debt financing	400,000	$0.05	5/1/2020		4/30/2025
Warrants issued related to debt financing	1,944,444	$1.00	5/1/2020		4/30/2025
Warrants issued related to debt financing	1,555,556	$1.00	5/1/2020		4/30/2025

Balance of Warrants at June 30, 2020	16,675,000

Vested	14,675,000

* - date is in the future as the Company is obligated to issue the warrants on September 30, 2020. These warrants are reflected in the warrants to be issued in the Unaudited Consolidated Condensed Statements of Stockholders’ Equity.

Stock Options

On May 8, 2018, the Company granted 22,500 stock options to board members. The options are exercisable at $2.40 per share with a ten year term. The options will vest equally over three years unless there is a change of control of the Company at which time any unvested options vest immediately. As of June 30, 2020 and September 30, 2019, there are 294,991 stock options outstanding.

The Company determines the fair value of stock options issued on the date of grant using the Black-Scholes option-pricing model.

There was no options activity during the nine months ended June 30, 2020 and 2019.

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

Note 16 - Subsequent Events

In July 2020, the Company issued 107,683 incentive stock options to employees. The options vest over two years and have an exercise price of $0.87.

On July 31, 2020, Michael Paul Keskey joined the board of directors. In conjunction with Mr. Keskey joining the board, Ronald Miller resigned as chairman of the board, and Mr. Keskey and Doug Bowden accepted appointments to serve as co-chairmen.

In July 2020, the five founding members of Item 9 Labs each returned 2,000,000 shares of common stock to treasury. The total number of shares returned was 10,000,000. As part of the debt financing in March 2020 the Company issued 10,000,000 warrants to purchase shares of the Company. The founders decided to return the shares to treasury as to prevent the remaining shareholders from dilution.

In July 2020, the Company issued 129,059 shares of common stock in exchange for services valued at approximately $125,000.

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

Our Arizona facility expanded during the year ended September 30, 2019, and we have continued our production increase in the nine months ended June 30, 2020. As demand for our products continues to grow, we plan to continually increase production to meet the demand.

We plan to expand into other markets through various methods, and plan to utilize strategic partnerships as necessary to provide the synergies to assist in our growth. As part of this expansion plan, we acquired land in Pahrump, Nevada during the year ended September 30, 2018 to build our second production facility. As described in Notes 1 and 2 of the condensed consolidated financial statements, the Company acquired cultivation and processing licenses in Nevada on February 14, 2020, keeping the Company on track to continue its expansion into Nevada. As of June 30, 2020, the licenses have not been transferred to the Company as the transfer is awaiting Nevada regulatory approval.

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

Results of Operations

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Revenues, net	$2,207,453	$1,542,067	$5,602,321	$3,627,951
Cost of services	1,188,831	697,672	3,508,350	1,702,828
Gross profit	1,018,622	844,395	2,093,971	1,925,123

Operating expenses	1,262,586	1,658,253	4,432,709	3,851,183

Loss from operations	(243,964)	(813,858)	(2,338,738)	(1,926,060)

Other income (expense), net	(1,363,839)	113,135	(2,821,629)	159,357

Net loss, before income tax	$(1,607,803)	$(700,723)	$(5,160,367)	$(1,766,703)

Revenues

Total revenues for the three months ended June 30, 2020 were $2,207,453 compared to the revenue for the period ended June 30, 2019 of $1,542,067, an increase of $665,386 or 43%. Total Revenues for the nine months ended June 30, 2020 were $5,602,321 compared to the revenue for the period ended June 30, 2019 of $3,627,951, an increase of $1,974,370 or 54%. This increase was primarily due to an overall increase in monthly sales as production and demand for our products grew. Management anticipates revenues to continue to grow as the revenue trends are positive month over month.

Costs of Services

Costs of services consist primarily of labor, materials, supplies and utilities. Costs of services as a percentage of revenues was 54% and 63% for the three and nine months ended June 30, 2020 compared to 45% and 47% for the three and nine months periods ended June 30, 2019. The increases were primarily due to certain costs, predominantly labor and materials, that increased at a higher rate to ramp up production. Management believes these costs will increase at a lower rate than revenues, and production in future periods, which will lead to higher profit margins than these historical figures illustrate. Given the sixteen to seventeen week grow cycle, efficiencies are not immediately realized in costs.

Gross Profit

Gross profit for the three and nine months ended June 30, 2020 was $1,018,622 (46%) and $2,093,971 (37%) respectively compared to $844,395 (55%) and $1,925,123 (53%) for the three and nine months ended June 30, 2019. The decrease in profit margin was due to a number of factors. First, the Company experienced an increase in costs necessary to ramp up production to meet demand, as well as the Company has pivoted its sales strategy for certain product lines, reducing margins in the short term. The Company has been able to lower costs since March 2020 and expects to see gross profit margins increase over the next several months.

Operating Expenses

Total operating expenses for the three and nine months ended June 30, 2020 were $1,262,586 and $4,432,709, respectively compared to $1,658,253 and $3,851,183 for the three and nine months ended June 30, 2019, a decrease of $395,667 and increase of $581,526, respectively. Operating expenses as a percentage of revenue decreased from 108% to 57% and 106% to 79% for the three and nine months ending June 30, 2020 and 2019, respectively. Management believes this ratio will continue to decrease going forward as the expectation is that revenues will continue to grow at a higher rate than operating expenses. The decrease in operating expenses as a percentage of revenues for the three and nine months ended June 30, 2020 was due to the Company’s focus on increasing revenue, reducing expenses and performing more efficiently. $2,369,932 of the Company’s operating expenses for the nine months ended June 30, 2020 related to non-cash transactions including depreciation, amortization, bad debt expense, stock compensation and stock issued for services rendered.

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

As of June 30, 2020, the Company had $564,715 of cash and cash equivalents and working capital deficit of $(3,971,238) (current assets minus current liabilities), compared with $574,943 of cash and restricted cash and $(4,174,962) of working capital as of September 30, 2019. The increase of $203,724 in our working capital deficit was primarily due to restructuring the Company’s debt during the nine months ended June 30, 2020. The Company is an early stage growth company. It is generating cash from sales and is investing its capital reserves in current operations and new acquisitions that we believe will generate additional earnings in the long term. The Company expects that its cash on hand and cash flows from operations, along with private and/or public financing, will be adequate to meet its capital requirements and operational needs for the next 12 months.

Cash Flows

The following table summarizes the sources and uses of cash for each of the periods presented:

	Nine Months Ended March 31,
	2020	2019
Net cash used in operating activities	$(970,401)	$(1,165,082)
Net cash used in investing activities	(939,163)	(6,582,374)
Net cash provided by financing activities	1,899,336	6,860,003
Net increase (decrease) in cash and cash equivalents	$(10,228)	$(887,453)

Operating Activities

During the nine months ended June 30, 2020, operating activities used $970,401 of cash, primarily resulting from a net loss of $5,160,367 which was offset by net cash provided by operating assets and liabilities of $1,820,034. There was significant non-cash activity that contributed to the net loss totaling $2,369,932 including depreciation and amortization of $2,140,366, provision for bad debt of $22,460, and compensation paid in the form of stock of $207,106.

During the nine months ended June 30, 2019, operating activities used $1,165,082 of cash, primarily resulting from a net loss of $2,130,749 and net cash provided by operating assets and liabilities of $341,929. Cash provided by changes in operating assets and liabilities was primarily due to an increase in accrued expenses of $1,192,966, offset by increases in accounts receivable of $298,562, and deferred costs of $988,914.

Investing Activities

During the nine months ended June 30, 2020, investing activities used $939,163 of cash, consisting primarily of $500,000 in purchases of cannabis licenses and $426,663 of capitalized legal fees related to trademarks and licenses.

During the nine months ended June 30, 2019, investing activities used $6,582,374 of cash, consisting primarily of payments totaling $1,500,000 paid to acquire substantially all the assets of AZ DP Consulting LLC, $4,797,374 paid for property plant and equipment and $400,000 paid as a deposit on land.

Financing Activities

During the nine months ended June 30, 2020, financing activities provided $1,899,336, consisting of $4,092,000 in proceeds from the issuance of debt offset by $2,192,664, in debt payments made.

During the nine months ended June 30, 2019, financing activities provided $6,860,003, $5,660,003 of which was cash proceeds from the sale of common stock and $1,200,000 was proceeds from the issuance of debt.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated condensed financial statements, which have been prepared in accordance with GAAP. The preparation of our consolidated condensed financial statements requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. Significant accounting estimates in these financial statements include but are not limited to accounting for depreciation and amortization, current and deferred income taxes, deferred costs, accruals and contingencies, carrying value of goodwill and intangible assets, collectability of notes receivable, the fair value of common stock and the estimated fair value of stock options and warrants. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated. For a discussion of our critical accounting policies, refer to Part I, item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended September 30, 2019. Management believes that there have been no changes in our critical accounting policies during the nine months ended June 30, 2020.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2020.

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

The emergence of COVID-19 around the world presents significant risks to our Company, not all of which we are able to fully evaluate or even foresee at the current time. While the COVID-19 pandemic did not materially adversely affect our Company’s financial results and business operations in the third fiscal quarter ended June 30, 2020, economic and health conditions in the United States and across most of the globe have changed since the end of the quarter.

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

1.	Quarterly Issuances:

The Company issued no shares during the three months ended June 30, 2020.

2.	Subsequent Issuances:

Subsequent to June 30, 2020, the Company issued 129,059 shares.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

There have been no events which are required to be reported under this item.

ITEM 4.	MINE SAFETY DISCLOSURES

N/A.

ITEM 5.	OTHER INFORMATION

N/A

ITEM 6.	EXHIBITS

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

Item 9 Labs Corp.

Date: August 14, 2020	By:	/s/ Andrew Bowden
	Name: Title:	Andrew Bowden Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2020	By:	/s/ Robert Mikkelsen
	Name: Title:	Robert Mikkelsen Chief Financial Officer (Principal Financial Officer)

