Form 10-K
period 2020-09-30
Item 9 Labs Corp.
filed 2021-01-12
CIK 1500123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended September 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2

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

As of March 31, 2020 (the last business day of our most recently completed second fiscal quarter), based upon the last reported trade on that date, the aggregate market value of the voting and non-voting common equity held by non-affiliates (for this purpose, all outstanding and issued common stock minus stock held by the officers, directors and known holders of 10% or more of the Company’s common stock) was $24,660,909.

As of January 6, 2021, there were 62,715,348 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

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

On November 26, 2018, the Company’s wholly owned subsidiary AZ DP Holdings, LLC (“AZ DP”) closed on an asset acquisition of the majority of the assets of Arizona DP Consulting, LLC, a consulting firm specializing in obtaining cannabis dispensary permits and developing cannabis related business plans. The purchase price was $1,500,000 in cash and 3,000,000 shares of restricted common stock having an aggregate value of $7,770,000 or $2.59 per share based on current market price of the Company shares at time asset purchase agreement was executed.

On September 12, 2018, the Company executed a $1,500,000 promissory note (see Note 8) which was used to make a capital contribution into Strive Management, LLC, a Nevada limited liability company (“Strive Management”). In exchange for the contribution, the Company received a 20% membership interest in Strive Management. The remaining interests were held by three individuals, Sara Gullickson, Larry Lemons, and Donnie Burton. Through a management agreement with Strive Wellness of Nevada, LLC, a related party, Strive Management will facilitate the cultivation and processing of cannabis in Nevada. Strive Wellness of Nevada, LLC has been allocated cultivation and processing licenses from the State of Nevada. Additionally, the Company could acquire an additional 31% ownership of Strive Management upon the approval from the State of Nevada to operate the cultivation and processing facility. In February 2020, the Company executed an agreement with the other members of Strive Management, LLC to purchase the remaining 80% of Strive Management, LLC (“Strive”), as well as the Nevada licenses its members held in another entity. The Company agreed to pay $500,000 in cash, $1,000,000 in an unsecured note payable and 3,250,000 shares of the Company’s restricted common stock and to issue 2,000,000 warrants exercisable into the Company’s common stock.

On December 13, 2020, the Company and I9 Acquisition Sub Inc. (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Agreement”) with OCG Inc., a Colorado corporation (“Target”), pursuant to which the Merger Sub will be merged with and into the Target in a reverse triangular merger with the Target continuing as the surviving entity as a wholly-owned direct subsidiary of the Company (“Merger”). On the terms and subject to the conditions set forth in the Agreement, upon the completion of the Merger, the Target Shareholders shall become stockholders of the Company through the receipt of an aggregate 19,080,000 restricted shares of the Common Stock of the Company, of which 7,632,000 shares will be held in escrow for 6-18 months (“Merger Consideration”). The parties are currently working to complete all conditions to the Merger and anticipate the closing to happen in the Company’s second quarter. The Agreement supersedes and replaces all prior agreements between the parties, including that certain merger agreement dated February 27, 2020.

The Company’s principal offices are located at 2727 N 3rd Street, Suite 201, Phoenix AZ 85004. The Company’s registered agent for service of process in Delaware is located at 108 West 13th St., Wilmington, DE 19801, and the Company’s registered agent is Business Filings Incorporated. The Company’s fiscal year end is September 30.

All references to “we,” “us,” “our,” “Item 9,” “Item 9 Labs,” or similar terms used in this Registration Statement refer to Item 9 Labs Corp.

Corporate Structure

The following chart illustrates, as of the date of this Form 10-K, the Company's wholly owned subsidiaries, including their respective jurisdictions of incorporation. Unless otherwise noted below, the percentage of voting securities of each that are beneficially owned, controlled or directed by the Company is 100%.

Overview

Item 9 Labs creates comfortable cannabis health solutions for the modern consumer. The Company is bringing best of industry practices to markets from coast to coast through cultivation and production, distinctive retail environments, licensing services and diverse product suites catering to different medical and adult use cannabis demographics. Item 9 Labs is headquartered in Phoenix, Arizona, with current cannabis operations in Arizona and planned operations in multiple U.S. markets.

Item 9 Labs’ asset portfolio includes Dispensary Permits, Dispensary Templates and Strive Life. These assets provide services specific to different stakeholder groups. Dispensary Permits is the Company’s consulting firm specializing in strategic license application and compliance. Dispensary Templates, a subdivision of the firm, is a technology platform with an extensive digital library of licensing and business planning resources. Strive Life is a turnkey dispensary model for the retail sector, elevating the patient experience with consistent and superior service, high-end design and precision-tested products.

Item 9 Labs is advancing the cannabis industry with its dynamic product suites. The Company has created complementary brands Item 9 Labs and Strive Wellness to channel consumer diversity. Propriety delivery platforms include the Apollo Vape and Pod system, as well as a pioneering intra-nasal device. The Company has received multiple accolades for its medical-grade flower and concentrates.

Item 9 Labs anticipates it will be managing cultivation, processing, distribution, and dispensary operations in up to five U.S. markets by the end of 2021.

Mission and Vision

Item 9 Labs is leading a new era of wellness by creating comfortable health solutions for modern consumers through the development of innovative products and proprietary delivery platforms.

The Company will facilitate national expansion by combining our award-winning manufacturing brand and product offerings with the strategic licensing and consulting brand of Dispensary Permits, in conjunction with the luxury retail and distribution brand of Strive Life.

This powerful combination provides national scalability and produces the highest quality cannabis, along with the product knowledge and experience of top professionals, to consumers and patients.

Cannabis Verticals

To date, Item 9 Labs has proven models for the following cannabis verticals:

•	Cultivation: Growing of award winning, high-grade boutique cannabis.
•	Production: Producing a wide variety of cannabis products. Each facility product line is developed in compliance with local rules and regulations.
•	Dispensary: Medical and adult use retail dispensary facilities.
•	Distribution: Providing sales, marketing and distribution support to other cultivators and processors, with potential to integrate patient delivery in the coming months.

Company Assets

A company asset of Item 9 Labs, Dispensary Permits is one of the most established cannabis business consultancies in the United States. Dispensary Permits offers expert advice in obtaining cultivation, dispensing, processing and transporting permits in the cannabis industry, with a proven track record in successfully obtaining cannabis business permits for clientele in various states.

Dispensary Templates, a division of Dispensary Permits, is an extensive template library and resource to help those navigating the application process without a consultant to obtain a cannabis business license or to build upon their existing cannabis business. Dispensary Templates’ online store offers template products that guide customers through the application process to cultivation, processing and dispensary operations.

Strive Life, the Company’s dispensary model, aims to elevate any cannabis market by offering the documents and systems necessary for launching a successful dispensary. The model includes a project Plan, welcome Kit, brand guidelines, interior concept and policies and procedures for the facility. The Strive vision is to implement best industry practices from across the United States to offer optimal medical services and support through the dispensing and sale of cannabis.

Products and Facilities.

The Company is focused on the development of technology and products that administer high-quality medical cannabis through novel and proprietary delivery devices including an intra-nasal delivery system to deliver significant health benefits. The Company is headquartered in Phoenix, Arizona.

Currently, Item 9 is utilizing five acres and intends to implement the remaining 45 acres (under contract) in accordance with its three-year strategic plan. The property includes a 10,000 square foot, state-of-the-art indoor manufacturing facility with 10,000 square feet of additional cultivation capacity which received approval to operate on June 4, 2019 and is currently producing premium cannabis. In November 2020, the Company was approved to expand the site. The initial phase of expansion will begin early 2021 and adds 72,000 square feet of operations space with the addition of two 26,000 square foot greenhouses, one head house (green house support building), and two 10,000 square-foot buildings – one for indoor cultivation and one for the lab and packaging. As part of its growth strategy, the Company is in the process of opening additional cultivation and extraction locations, with its expansion to Nevada near completion, with operations projected to commence in the first quarter of fiscal year 2022.

Item 9 Labs produces premium cannabis and cannabis-related products in a rapidly growing market. We currently offer more than 300 products that we group in the following categories: flower; concentrates; distillates and hardware. Our product offerings will continue to grow as we develop new products to meet the needs of the end users. We make our products available to consumers through licensed dispensaries in Arizona. Item 9 products can be found in over 70 dispensaries throughout Arizona, covering 75% of the retail medical cannabis market. The following is a summary of the Company’s Product Line:

•	Item 9 Labs Flower: The Company offers a variety of strains to assist consumers and patients with particular needs or ailments. Some of our most recognized strains are Candyland, Tres Leches and Jack-Herer.
•	Item 9 Labs Concentrates: The Company offers a variety of cannabis concentrates including shatter, crumble, badder, THCA, live resin terpene sauce and broad spectrum distillate cartridges.
•	Apollo 710: The Apollo 710 revolutionizes the cannabis vape market with its clean, modern design and hard-hitting delivery. It has a sleek, compact look and a streamlined design that makes it easy to fit in the palm of your hand. With three distinct temperature settings and a ceramic heating element, the Apollo 710 provides a longer, smoother and more effortless hit than any other cannabis vaporizer.
•	Delta 8: Our premium extraction of Delta 8 helps treat symptoms with less psychoactive experiences than the most widely used cannabinoid, Delta 9. When consumed, patients experience fewer psychoactive effects that can come along with cannabis. Delta 8 assists anxiety, nausea, appetite, memory, sleep and more.

Strategy of our Brands

Item 9 Labs Concepts

Product offerings include over 70 medical cannabis strains, shatter, crumble, badder, THCA, Delta 8 THC, broad spectrum distillate and live resin terpene sauce. Item 9 owns 5 acres in Pinal County, AZ, and has the adjoining 45 acres under a purchase contract from an affiliate, all of which is zoned to cultivate and process cannabis, one of the largest such properties in the U.S. Most recently, on June 4, 2019, the Company passed inspections to operate another custom 10,000 square-foot cultivation facility. The facility now totals 20,000 square feet consisting of eight flower rooms, over 1,000 square-feet of nursery space and a state-of-the-art extraction laboratory for increased manufacturing capabilities. The Company’s products can be found in over 70 dispensaries in Arizona.

Strive Concepts

Strive is a branded medical cannabis “franchise style” solution with a proven concept, operating dispensaries in multiple states including Illinois, Delaware and Pennsylvania. The advanced model offers the documents and systems necessary for launching a successful dispensary. The model includes a project plan, welcome kit, brand guidelines, interior concept and policies and procedures for the facility.

Combined brands

Both of our current brands encompass our corporate vision and uphold our five Core Competencies: Care, Compliance, Customers, Community and Culture. To achieve optimal balance between brands, Item 9 Labs was designed to be minimalistic with defined lines and shapes while Strive Concepts was designed with the cannabis mother plant in mind. The Strive brand colors are derived from the cannabis plant and the imagery includes other plants such as Aspen leaves and succulents.

Growth Objectives and National Expansion Plans for 2020-2021

Our mission is to provide good times and good health for cannabis consumers in legal medical and adult use cannabis markets across the United States. We strive to elevate any market we enter through the development of high caliber, precision-tested cannabis products designed with consistency and adaptability in mind. We will accomplish this through the acquisition of numerous medical cannabis business licenses located throughout the United States, from the East Coast to the West Coast. Our goal is to hold several licenses by the end of 2021, including through the provision of management services over joint ventures for outstanding license applications.

Employees and Independent Contractors

As of January 6, 2021, we had seventy-two (72) full-time employees, including our executive officers, one full-time consultant, and two part-time employees. We plan to hire additional employees and engage consultants on an as-needed basis. We also have relationships with several independent contractors who provide services to us on a regular basis.

Research and Development

Going forward, we intend to continue focusing resources on research and development. Allocation of research and development funds may be dependent on the perceived likelihood of legalization or a significant change in the treatment of cannabis in a given geographic market. Funds may also be used for both product and market development in the hemp and cannabis industries. Given the emergent nature of these industries, we recognize the needs of today may not be the needs of the future and some capital investment will be necessary to meet changing demands.

Intellectual Property

We generally rely upon copyright, trademark and trade secret laws to protect and maintain our proprietary rights for our technology, brands, and products.  We currently hold several trademarks including various goods and services of “Item 9 Labs” (serial numbers 87940264, 87940227, 87940254 and 87940239), “Delta 8” (serial numbers 88004775, 88004789, 88004799, 88004812) and Strive Life (88/144,717), as well as several Internet domains including arizonadispensarypermits.com, dispernsarytemplates.com and wegrowstore.com.

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

Competition

We compete in markets where cannabis has been legalized and regulated. We expect that the quantity and composition of our competitive environment will continue to evolve as the industry matures. Additionally, increased competition is possible to the extent that new states and geographies enter the marketplace as a result of continued enactment of regulatory and legislative changes that de-criminalize and regulate cannabis products. We believe that by diligently establishing and expanding our brands, product offerings and services in new and existing locations, we will continue to grow in this industry. Additionally, we expect that establishing our product offerings in new and existing locations will help to mitigate the risk associated with operating in a developing competitive environment. Additionally, the contemporaneous growth of the industry as a whole will result in new customers entering the marketplace, further mitigating the impact of competition on our operations and results.

We currently compete with cannabis cultivators, manufacturers and retailers in our local jurisdictions as well as international enterprises, including Harvest Health & Recreation, Curaleaf, Green Thumb Industries and American Cannabis Company, among others. Many of our competitors are substantially larger than us and have significantly greater name recognition, sales and marketing, financial, technical, customer support and other resources. These competitors also may have more established distribution channels and stronger relationships with local, long distance and Internet service providers.

We do not expect to face competition with respect to our branded apparel, however, other corporations may sell apparel that incorporates other logos or trademarks associated with the cannabis industry.

Government Regulation of Cannabis

Cannabis is currently a Schedule I controlled substance under the Controlled Substances Act (21 U.S.C. § 811) (“CSA”) and is, therefore, illegal under federal law. Even in those states in which the use of cannabis has been legalized pursuant to state law, its use, possession or cultivation remains a violation of federal law. A Schedule I controlled substance is defined as one that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. The U.S. Department of Justice (“DOJ”) defines Schedule I controlled substances as “the most dangerous drugs of all the drug schedules with potentially severe psychological or physical dependence.” If the federal government decides to enforce the CSA, persons that are charged with distributing, possessing with intent to distribute or growing cannabis could be subject to fines and/or terms of imprisonment, the maximum being life imprisonment and a $50 million fine, even though these persons are in compliance with state law.

The Company and our licensed products will also be subject to a number of other federal, state and local laws, rules and regulations. We anticipate that we, along with our vendors, will be required to manufacture our products in accordance with the Good Manufacturing Practices guidelines and will be subject to regulations relating to employee safety, working conditions, protection of the environment and other items. Changes in laws, rules and regulations or the recall of any product by a regulatory authority, could have a material adverse effect on our business and financial condition.

The United States federal government regulates drugs through the Controlled Substances Act (21 U.S.C. § 811), which places controlled substances, including cannabis, in a schedule. Currently, cannabis and CBD (0.3 percent THC or more) are classified as Schedule I drugs, which are viewed as highly addictive and having no medical value and is illegal to distribute and use. The United States Federal Drug Administration has not approved the sale of cannabis or CBD (0.3 percent THC or more) for any medical application. Doctors may not prescribe cannabis or CBD (0.3 percent THC or more) for medical use under federal law. In 2010, the United States Veterans Affairs Department clarified that veterans using medicinal cannabis or CBD (0.3 percent THC or more) will not be denied services or other medications that are denied to those using illegal drugs.

Currently, forty-seven (47) States and the District of Columbia have laws legalizing cannabis and CBD in some form. In November 2016, California, Massachusetts, Maine and Nevada all passed measures legalizing the recreational use of cannabis. California’s Prop. 64 measure allows adults age 21 and older to possess up to one ounce of cannabis and grow up to six plants in their homes. Other tax and licensing provisions of the law did not take effect until January 2018. In November 2020, Arizona, Montana, South Dakota and New Jersey all passed measures legalizing the recreational use of cannabis, and Mississippi and South Dakota passed measures legalizing the medical use of cannabis.

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

On December 4, 2020, U.S. House of Representatives voted 228-164 to pass H.R. 3884—the Marijuana Opportunity Reinvestment and Expungement Act of 2019 (“MORE Act”) that proposes to remove cannabis from list of controlled substances, eliminate related criminal penalties and take several other major steps toward criminal justice reform, social justice and economic development.  The More Act would impose a 5% tax on the retail sales of cannabis to go into the Opportunity Trust Fund. The House version of the bill received a positive committee vote in November 2019 and was slated for a vote on the House floor in September. The vote was postponed until after the election and was passed on the House floor on Friday, December 4, 2020. The bill must still pass through the Senate and the White House.

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

Item 1A. Risk Factors.

There are certain inherent risks which will have an effect on our development in the future and the most significant risks and uncertainties known and identified by our management are described below.

Risks Related to Our Company and Our Business

Our independent auditors have expressed substantial doubt about the Company’s ability to continue as a going concer, which may hinder our ability to obtain future financing.

In their report dated January 12, 2021, our independent registered public accounting firm included an emphasis-of-matter paragraph with respect to our financial statements for the fiscal year ended September 30, 2020 concerning the Company’s assumption that it will continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations. To date, the Company has only incurred net operating losses resulting in a significant accumulated deficit. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, and to generate additional revenue from our operations. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful. The Company plans to raise additional capital in the near term, including a private placement of equity securities as disclosed in the “Subsequent Events” footnote in the consolidated financial statements. The Company believes its plans of raising capital, as well as its continued revenue growth will improve the financial position of the Company enough to continue as a going concern in the future.

We compete with a number of other companies, including other licensed entities in the United States, some of which have longer operating histories and more financial resources and experience than we have.

We face, and we expect to continue to face, intense competition from licensed cannabis operators, both public and private, and other potential competitors, some of which have longer operating histories and more financial resources and experience than we have. In addition, it is possible that the medical cannabis industry will undergo consolidation, creating larger companies with financial resources, capabilities and product offerings that are superior to ours by virtue of size alone. As a result of this competition, we may be unable to maintain our operations or develop them as currently proposed, on terms we consider acceptable, or at all.

There are currently hundreds of applications for cannabis licenses being processed across a number of states. The number of licenses granted and the number ultimately authorized by each state could have an adverse impact on our ability to compete in the medical cannabis and recreational/adult use cannabis industry. We expect to face additional competition from new market entrants that are granted licenses or existing license holders that are not yet active in the industry in the states in which we currently operate or plan to operate. If a significant number of new licenses are granted in any given market which we participate in, we may experience increased competition and may experience downward price pressure on our medical cannabis products as new entrants increase production.

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

The industries within which we plan to compete are highly competitive with companies that have greater capital resources, facilities and greater diversity of operations. More established companies with much greater financial resources which do not currently compete with us may be able to easily adapt their existing operations to our lines of business. Due to this competition, there is no assurance that we will not encounter difficulties in obtaining revenues and market share or in the positioning of our products or that competition in the industry will not lead to reduced prices for our products. Our competitors may also introduce new strains, use competitive, organic techniques or novel application that could also increase competition, decrease demand for our business and render our methods and craft products obsolete.

If we fail to raise additional capital, our ability to implement our business model and strategy could be compromised.

We have limited capital resources. To date, our operations have been funded by and through our operations, private placements of our securities and financing from our financing partners. We expect to require substantial additional capital in the near future in order to execute our businesses as planned, to develop and expand our operations, expand our brand in the marketplace, and to establish the targeted levels of production. We may not be able to obtain additional financing on terms acceptable to us, or at all. Even if we obtain financing for our near-term operations, we expect that we will require additional capital beyond the near term. If we are unable to raise capital when needed, our business, financial condition and results of operations would be materially adversely affected, and we could be forced to reduce or discontinue our operations.

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

In connection with our growth strategies, we may experience increased capital needs and accordingly, we may not have sufficient capital to fund our future operations without additional capital investments. Our capital needs will depend on numerous factors, including: (i) our profitability; (ii) the release of competitive products by our competition; (iii) the level of our investment in marketing and branding our products and (iv) the amount of our capital expenditures. We cannot assure you that we will be able to obtain capital in the future to meet our needs.

In recent years, the securities markets in the United States have experienced a high level of price and volume volatility, and the market price of securities of many companies have experienced wide fluctuations that have not necessarily been related to the operations, performances, underlying asset values or prospects of such companies. For these reasons, our securities can also be expected to be subject to volatility resulting from market forces over which we will have no control. If we need additional funding we will, most likely, seek such funding in the United States and the effect of market fluctuations on our stock price could limit our ability to obtain equity financing.

If we cannot obtain additional funding, we may be required to: (i) limit our expansion; (ii) limit our marketing efforts and (iii) decrease or eliminate capital expenditures. Such reductions could adversely affect our business and our ability to compete.

Even if we do find a source of additional capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are favorable to us. Any future capital investments could dilute or otherwise materially and adversely affect the holdings or rights of our existing shareholders. In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our common stock shares. We cannot give any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us.

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

In the area of innovation, we must be able to develop new management strategies, strains, techniques, products and creative branding that appeal to our customers. This depends, in part, on the technological and creative skills of our personnel and on our ability to protect our intellectual property rights. We may not be successful in the development, introduction, marketing and sourcing that satisfy customer needs, achieve market acceptance or generate satisfactory financial returns.

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

Our current and future success depends substantially on the continued services of our management team, Andrew Bowden, Robert Mikkelsen, Bryce Skalla, Chris Wolven, and Jeffrey Rassas. Each brings a unique blend of skill and experience that is essential to the success of our business. We do not maintain key man life insurance for our management team at this time. If our management team is unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new management.

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

The United States federal government regulates drugs through the Controlled Substances Act (the “CSA”), which places controlled substances, including cannabis, on one of five schedules. Cannabis is currently classified as a Schedule I controlled substance, which is viewed as having a high potential for abuse and having no currently accepted medical use in treatment in the United States. No prescriptions may be written for Schedule I substances, and such substances are subject to production quotas imposed by the United States Drug Enforcement Administration (the “DEA”). Because of this, doctors may not prescribe cannabis for medical use under federal law.

Currently, 33 U.S. states, the District of Columbia and the U.S. territories of Guam and Puerto Rico allow the use of medical cannabis and 10 states and the District of Columbia have legalized cannabis for “adult use” or recreational use. These state and territorial laws are in conflict with the federal CSA, which makes cannabis use and possession illegal at the federal level. The United States Supreme Court has confirmed that the federal government has the right to regulate and criminalize cannabis, including for medical purposes, and that federal law criminalizing the use of cannabis preempts state laws that legalize its use.

Although these developments have been met with a certain amount of optimism in the cannabis industry, there can be no guarantee that the federal government will not seek to prosecute cases involving cannabis businesses that are otherwise compliant with state law.

Such potential proceedings could impose significant restrictions upon the Company, thereby diverting the attention of key executives. In addition, such proceedings could materially adversely affect the Company’s business, revenues, operating results, and financial condition as well as the Company’s reputation and prospects, even if such proceedings were concluded successfully in the Resulting Issuer’s favor. In the extreme case, such proceedings could ultimately involve the prosecution of key executives of the Company, or the seizure of the corporate assets.

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

Currently, 47 states and the District of Columbia currently have laws legalizing cannabis and CBD in some form. Continued development of the cannabis industry is dependent upon continued legislative authorization of cannabis at the state level. Any number of factors could slow or halt progress in this area. Further, progress in the cannabis industry, while encouraging, is not assured. While there may be ample public support for legislative action, numerous factors impact the legislative process. Any one of these or other factors could slow or halt use of cannabis, which would negatively impact our business model.

The medical and recreational use cannabis industry presents substantial risks and uncertainty.

We plan to be engaged directly in business related to licensed medical and recreational cannabis in the states of Arizona and Nevada, among others. The relatively new development of the medical and recreational use cannabis industry presents numerous and material risks. Many of those risks are not inherent in other developing or mature industries. Many of the risks are unknown and the consequences to our business are speculative. The risks range from the uncertainty as to how the laws and regulations will be applied, to the potential collapse of the medical and recreational use cannabis industry nationally or in the states we operate in that might result from changes in laws or the enforcement of existing laws, for example, to the failure of individual businesses that might result from the volatile market conditions that sometimes accompany the development of new markets and industries. Included in this risk is the potential that regulatory authorities could conclude that we provide products and/or engage in other activities that are illegal under the applicable state laws despite the company’s intentions and efforts to not engage in any illegal activities.

We may be unable to secure a local and/or State license to conduct our business.

Businesses that wish to conduct commercial cannabis operations, either for medicinal or adult-use cannabis, are required to obtain the pertinent state and municipal licenses, dependent on the state. License applications for new operations in each state contain strict requirements and are highly competitive; as such, there are no guarantees of license issuance for a license. Failure to secure and maintain a license for our operations would prevent us from legally conducting any commercial cannabis operations in the jurisdictions in which we operate.

Our business may be negatively impacted by environmental factors, including unfavorable weather patterns and pesticide contamination.

Cannabis cultivation is an extensive, complicated and delicate process, and a successful harvest is reliant on myriad factors including, but not limited to, lighting, fertilization, technique, sunlight, temperature and proper application of pesticides. Variance in any one of these factors may result in a tainted or destroyed harvest that will be unfit for distribution. Further, pesticide contamination may prompt recall and public-safety alerts, and any contamination detected may also result in product removal from retail dispensaries.

We may have difficulty accessing the service of banks, which may make it difficult for us to operate.

On February 14, 2014, the U.S. government issued rules allowing banks to legally provide financial services to state-licensed cannabis businesses. A memorandum issued by DOJ to federal prosecutors reiterated guidance previously given to the financial industry that banks can do business with legal marijuana businesses and “may not” be prosecuted. The Treasury Department's Financial Crimes Enforcement Network (FinCEN) issued guidelines to banks noting that it is possible to provide financial services to state-licensed cannabis businesses and still be in compliance with federal anti-money laundering laws. The guidance, however, falls short of the explicit legal authorization that banking industry officials had requested the government provide, and, to date, it is not clear if any banks have relied on the guidance to take on legal cannabis companies as clients. The aforementioned policy can be changed, including in connection with the recent change in presidential administration, and any policy reversal and or retraction could result in legal cannabis businesses losing access to the banking industry.

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

Although we currently have bank accounts, our ability to open additional bank accounts or maintain our current accounts is subject to change. In the future, it may be difficult to deposit cannabis related funds and other amounts owed to the Company which may make it difficult for us to do business.

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

Additionally, we may have a more difficult time acquiring insurance that is otherwise readily available, such as property insurance, workers compensation, general liability, and directors and officers’ insurance, and may become more expensive because we may be deemed to participate either directly or indirectly in the cannabis industry. There are no guarantees that we will be able to find such insurances in the future, or that the cost will be affordable. If we are forced to go without such insurances, it may affect our decision making, may inhibit our growth, and may expose us to additional risk and financial liabilities.

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

Our executive officers, directors, and affiliate shareholders hold collectively 31,522,459 shares of our outstanding common stock or 58% of the total vote, and as such, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act collectively, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

We currently have outstanding, and we may, in the future issue instruments which are convertible into shares of common stock, which may result in shareholder dilution.

We currently have outstanding instruments which are convertible into shares of common stock, and we may need to issue similar instruments in the future. In the event that these convertible instruments are converted into shares of common stock, or that we make additional issuances of other convertible or exchangeable securities, shareholders could experience additional dilution. Furthermore, we cannot guarantee that we will be able to issue shares or other securities in any other offering at a price per share that is equal to or greater than the price per share paid by investors or the then current market price.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Currently the Company leases approximately 4,202 square feet of office space in Phoenix, Arizona, at a monthly rent of $6,653. The lease includes all utilities, was effective September 1, 2019, with a five-year term.

Item 9 owns 5 acres in Pinal County, AZ, and has the adjoining 45 acres under a purchase contract from an affiliate, all of which is zoned to cultivate and process cannabis. The Company is currently utilizing five acres, acquired in May 2017, including a 10,000 square foot, state-of-the-art indoor cultivation and processing facility with 10,000 square feet of additional capacity that passed inspections to operate on June 4, 2019 and is currently in operation. The facility now totals 20,000 square feet consisting of eight flower rooms, just over 1,000 square feet of nursery space and an upgraded extraction laboratory for increased manufacturing capabilities. On April 20, 2018, the Company entered into an agreement for the purchase of approximately 44 acres of land from an affiliate of a founding member of BSSD, its now wholly owned subsidiary. The purchase price of the property was $3,000,000, payable as follows; (i) $200,000 deposited with escrow agent as an initial earnest money deposit in April 2018, (ii) on or before February 1, 2019, the Company will deposit an additional $800,000 into escrow as additional earnest money deposit and (iii) the balance of the purchase price shall be paid via a promissory note. The earnest money amounts are non-refundable. The Company has negotiated an amendment to this agreement that will spread the $800,000 payment over the course of time. As of September 30, 2020, and 2019, the Company had paid a total of $600,000 which was deposited in escrow and classified as a long-term asset on the consolidated balance sheets.

Item 3. Legal Proceedings.

From time to time, we may become subject to various legal proceedings that are incidental to the ordinary conduct of our business. Although we cannot accurately predict the amount of any liability that may ultimately arise with respect to any of these matters, we make provisions for potential liabilities when we deem them probable and reasonably estimable. These provisions are based on current information and may be adjusted from time to time. Other than the foregoing, we are not aware of any material litigation.

In October 2020, the Company, certain of its subsidiaries and affiliates were named in a lawsuit. The lawsuit was derived from a transaction between the plaintiff(s) and a group of defendants unrelated to the Company. The Company and its affiliates were named as the Company had prior business dealings with the principals of some of the defendants. Given the nature of the suit, and the lack of merit of the lawsuit being associated with the Company, its subsidiaries, or its affiliates, the Company has not recorded a loss contingency at September 30, 2020. As such, the Company will vigorously defend itself and believes the potential for a negative outcome is remote.

Item 4. Mine Safety Disclosures.

Not applicable.

PART III

Item 5. Market for Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information

Our common stock is currently quoted on the OTC Bulletin Board and has been quoted on the OTC Bulletin Board since November 3, 2011 under the symbol “CDYY.OB.” On November 9, 2012, our symbol was changed to “AIRW.OB” to reflect the Company’s name change. On December 21, 2016 we filed a Form 15-12G and down listed to the OTC Pink sheets. On April 27, 2018, the Company’s ticker symbol was changed to “INLB”. On August 31, 2020, our common stock began trading on the OTCQX marketplace. Because we are quoted on the OTC Markets, our common stock may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if it were listed on a national securities exchange.

The following table sets forth the high and low bid prices for our Common Stock per quarter as reported by the OTC Bulletin Board for the quarterly periods indicated below based on our fiscal year end of September 30. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

Fiscal Quarter	High	Low

First Quarter (Oct. 1, 2017 – Dec. 31, 2017)	$3.40	$0.252
Second Quarter (Jan. 1, 2018 – Mar. 31, 2018)	$2.80	$1.80
Third Quarter (Apr. 1, 2018 – Jun. 30, 2018)	$4.20	$2.20
Fourth Quarter (Jul. 1, 2018 – Sept. 30, 2018)	$3.00	$1.65

First Quarter (Oct. 1, 2018 – Dec. 31, 2018)	$7.00	$1.50
Second Quarter (Jan. 1, 2019 – Mar. 31, 2019)	$6.00	$3.50
Third Quarter (Apr. 1, 2019 – Jun. 30, 2019)	$7.10	$2.02
Fourth Quarter (Jul. 1, 2019 – Sept. 30, 2019)	$4.99	$2.15

First Quarter (Oct. 1, 2019 – Dec. 31, 2019)	$2.73	$0.75
Second Quarter (Jan. 1, 2020 – Mar. 31, 2020)	$2.34	$0.75
Third Quarter (Apr. 1, 2020 – Jun. 30, 2020)	$1.30	$0.11
Fourth Quarter (Jul. 1, 2020 – Sept. 30, 2020)	$1.33	$0.75

Record Holders

As of September 30, 2020, there were 68,336,113 common shares issued, and 56,036,113 common shares outstanding, which were held by 320 stockholders of record.

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

Securities Authorized for Issuance under Equity Compensation Plans

On June 21, 2019, our shareholders voted to approve the 2019 Equity Incentive Plan (the “2019 Plan”). Pursuant to the 2019 Plan, the maximum aggregate number of Shares available under the Plan through awards is the lesser of: (i) 6,000,000 shares, increased each anniversary date of the adoption of the plan by 2 percent of the then-outstanding shares, or (b) 10,000,000 shares. We have 4,311,708 shares available for issuance under the 2019 Plan.

Common Stock

We are authorized to issue 2,000,000,000 shares of Common Stock, $0.0001 par value per share (the “Common Stock”). As of September 30, 2020, there were 68,336,113 shares of Common Stock issued and 56,036,113 shares outstanding. As of January 6, 2021, there were 75,015,348 shares of common stock issued and 62,715,348 shares outstanding.

The holders of our Common Stock have equal ratable rights to dividends from funds legally available therefore, when, as and if declared by our Board of Directors. Holders of Common Stock are also entitled to share ratably in all of our assets available for distribution to holders of Common Stock upon liquidation, dissolution or winding up of the affairs.

The holders of shares of our Common Stock do not have cumulative voting rights, which means that the holders of more than 50% of such outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and in such event, the holders of the remaining shares will not be able to elect any of our directors. The holders of 50% percent of the outstanding Common Stock constitute a quorum at any meeting of shareholders, and the vote by the holders of a majority of the outstanding shares or a majority of the shareholders at a meeting at which quorum exists are required to effect certain fundamental corporate changes, such as liquidation, merger or amendment of our articles of incorporation.

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

Convertible Instruments

The following is a description of the material terms of our convertible instruments which remain outstanding as of September 30, 2020:

On September 13, 2018, the Company entered into a Loan and Revenue Participation Agreement with Viridis Group I9 Capital LLC (“Viridis”) in which Viridis has agreed to loan the Company up to $2.7 million for the expansion of the Company’s Arizona and Nevada properties (see Note 12). As of September 30, 2018, the Company received $1,500,000 of proceeds from Viridis in the form of a promissory note. The $1,500,000 was used to acquire a 20% ownership in Strive Management, LLC, as described in Notes 1 and 9, and is collateralized with a Deed of Trust on the Company’s approximately five-acre property and construction in progress. In exchange for the loan, Viridis was to be repaid in the form of waterfall revenue participation schedules. Viridis was to receive 5% of the Company’s gross revenues from the Nevada operations until the loan is repaid, 2% until repaid 200% of the amount loaned, and 1% of gross revenues in perpetuity or until a change in control. Payments on the loan will commence 90 days after the Nevada operation begins earning revenue. Parties acknowledge that the Company was expected to own only 51% of the Nevada operations and therefore Viridis’ revenue participation is limited to the Company’s interest. On February 14, 2020, the Company acquired the remaining 80% membership interest in Strive Management, LLC. Therefore, the revenue participation payments will be based on 100% of the revenues of the Company’s Nevada operations. The operations in Nevada have not yet begun as of the date of this filing. On August 26, 2019, the loan was amended to include 6% annualized interest in exchange for Viridis subordinating its debt to another lender.

On May 1, 2020, under a troubled debt restructuring, the Company renegotiated the $1,500,000 note payable. As part of the restructuring, the Company issued 1,944,444 warrants exercisable into the Company’s common stock. The exercise price on the warrants is $1.00 and they have a term of 5 years. Accrued interest in the amount of $64,849 was added to the principal balance of the note, making the total principal $1,564,849. Interest only payments of $13,040 shall be paid monthly until 3 months following the commencement date of the Nevada Operations at which time monthly principal and interest payments of $33,962 will be required for 36 months, with a balloon payment of $881,713 due upon the note’s maturity. The note also entitles Viridis to a gross revenue participation of the Nevada Operations equal to 1% of the gross sales (up to $20,000 monthly) upon the maturity of the note and for the subsequent 5-year period. The debt and warrants were recorded at their relative fair values. The resulting discount will be amortized to interest expense over the term of the debt.

On May 1, 2020, under a troubled debt restructuring, the Company renegotiated the $1,200,000 note payable. As part of the restructuring, the Company issued 1,555,556 warrants exercisable into the Company’s common stock. The exercise price on the warrants is $1.00 and they have a term of 5 years. Accrued interest in the amount of $186,370 was added to the principal balance of the note, making the total principal $1,386,370. Interest only payments of $13,040 shall be paid monthly until November 1, 2020 at which time monthly principal and interest payments of $28,144 will be required for 36 months, with a balloon payment of $693,185 due upon the note’s maturity. The note also entitles Viridis to a gross revenue participation of the Arizona Operations equal to 1% of the gross sales (up to $20,000 monthly) upon the maturity of the note and for the subsequent 5-year period. The debt and warrants were recorded at their relative fair values. The resulting discount will be amortized to interest expense over the term of the debt.

On March 23, 2020 the Company borrowed debt proceeds from Stockbridge Enterprises and Viridis I9 Capital LLC, both related parties. The $2,200,000 borrowing is unsecured, had an original term of six months, is convertible into restricted common shares of the Company at the lesser of $1.00 per share or at a 20% discount to the market price, and accrues interest at a rate of 12% per year. All principal and interest are due on the maturity date. The debt includes a provision for the issuance of 10,000,000 warrants exercisable into the Company’s common stock. The exercise price on the warrants is $.75 and the warrants have a term of 5 years. The debt and warrants were recorded at their relative fair values. The resulting discount is being amortized to interest expense over the term of the debt. The balance of the debt, discount, amortized discount and accrued interest are as follows at September 30, 2020.

The Company has one convertible note payable with a principal balance totaling $20,000 which was due in August 2012, is unsecured, carries an interest rate of 8% and is convertible to common stock at $.50 per share.

The Company has one convertible note payable with a principal balance totaling $50,000 which is due in March 2021, is unsecured, carries an interest rate of 24% and is convertible to common stock at $1.00 per share.

Stock Transfer Agent

Our transfer agent is Nevada Agency and Transfer Company, Inc., 50 West Liberty Street, Suite 880, Reno, NV 89501.

Item 6. Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

You should read the following discussion of our financial condition and results of operations together with our audited consolidated financial statements and notes to such financial statements included elsewhere in this Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed under “Item 1A. Risk Factors” and other sections in this 10-K.

Overview

Item 9 Labs produces premium cannabis and cannabis related products in a rapidly growing market. We currently offer more than 300 products that we group in the following categories: flower; concentrates; distillates and hardware. Our product offerings will continue to grow as we develop new products to meet the needs of the end users. We make our products available to consumers through licensed dispensaries in Arizona. Item 9 Labs’ products are now carried in more than 70 dispensaries throughout the state of Arizona.

We believe our past and future success is dependent upon our ongoing ability to understand the needs and desires of the consumers, and we develop and offer products that meet those needs.

Our objective is to leverage our assets (tangible and intangible) to fuel the growth of our share of the Arizona cannabis market, as well as expand the geographical reach of our products into markets outside of Arizona, with the ultimate goal of providing comfortable cannabis health solutions to a larger population in a manner that will create value for our shareholders.

We expanded our assets in November 2018 with the acquisition of the majority of the assets of AZ DP Consulting LLC. The acquisition was treated as a business combination for financial reporting purposes. The acquisition was valued at $9,270,000, with $1,500,000 in cash and $7,770,000 (3 million shares valued at $2.59/share) of the Company’s restricted common stock. As part of the acquisition, the owner of AZ DP Consulting LLC, Sara Gullickson, came aboard Item 9 Labs Corp. as CEO. We acquired numerous web domains, including dispensarypermits.com and dispensarytemplates.com, marijuana business templates, trade names and customer lists. The consulting side of the business provides dispensary application services to its clients, and through the acquisition, provides Item 9 Labs Corp. with synergistic partnerships for growth into new markets. Through nine months of operating the business, we concluded that the assets, as recorded at the acquisition date were impaired. The impairment is included in the results of operations in the year ended September 30, 2019, totaling $5,758,827. In November 2019, Ms. Gullickson resigned as CEO. As part of her resignation, she and the Company mutually agreed on an amendment to her employment agreement in which she would cancel and return 2,300,000 shares of the common stock she obtained in the acquisition in exchange for a reduction in the duration of her non-compete agreement from three years to four months.

In March 2020, the World Health Organization categorized Coronavirus Disease 2019 (“COVID-19”) as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The services we provide are currently designated an essential critical infrastructure business under the President’s COVID-19 guidance, the continued operation of which is vital for national public health, safety and national economic security. The extent of the impact of the COVID-19 outbreak on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, its impact on our customers and vendors, and the range of governmental and community reactions to the pandemic, which are uncertain and cannot be fully predicted at this time. As of January 12, 2021, the Company has not experienced any material negative impact from the pandemic, though it is unknown what will occur going forward.

Though it was deemed necessary to record an impairment in fiscal year 2019, dispensarypermits.com is an essential tool in our future expansion. As indicated in the Company’s Form 8-K released on December 14, 2020, Item 9 Labs and OCG Inc. have reached an agreement to merge. OCG Inc. and its Unity Rd. dispensary franchise model will be a strong addition to Item 9 Labs, creating synergies throughout all verticals of the Company. The parties are awaiting completion of conditions precedent to closing, which is anticipated to occur in February 2021.

On December 13, 2020, the Company and I9 Acquisition Sub Inc. (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Agreement”) with OCG Inc., a Colorado corporation (“Target”), pursuant to which the Merger Sub will be merged with and into the Target in a reverse triangular merger with the Target continuing as the surviving entity as a wholly-owned direct subsidiary of the Company (“Merger”). OCG Inc. owns the award-winning dispensary franchise concept, Unity Rd. Unity Rd. will be the retail vertical of the Company, will be supplied with premium Item 9 Labs products, and gives the Company a less capital intensive method of expanding into other markets.Our Arizona cannabis operations saw significant expansion as well, both in our physical and geographic footprint. Our physical footprint expanded with the addition of a 2nd 10,000 square foot facility in the 4th quarter of fiscal year 2019, more than doubling our cultivation and processing space for Arizona. As the Company methodically expanded our operational capacity by more than 100% in fiscal year 2020, we were also able to significantly increase efficiencies within the cultivation and processing operations. The Arizona expansion will continue in fiscal year 2021, as we work towards tripling output in the first half of the year, prior to beginning construction on phase 1 of our construction plan to build additional cultivation space. Phase 1 totals over 80,000 square feet of cultivation and processing space, and the remaining five phases will add over 500,000 square feet of cultivation and processing space.

Item 9 Labs Corp. continued its expansion plans into other states during the year as well as the Company acquired (pending regulatory approval) cultivation and processing licenses in Nye County, Nevada which will be paired with our Nevada facility. In 2019, we broke ground on our 20,000 square foot cultivation and processing facility in Nevada. The facility is approximately 65% complete. With financing plans in process, we anticipate recommencing construction in the coming months as we aim to commence operations in Nevada in the fourth quarter of 2021 or first quarter of 2022.

Results of Operations

	Year Ended September 30,
	2020	2019
Revenues, net	$8,121,733	$4,933,960
Cost of services	4,825,959	2,556,189
Gross profit	3,295,774	2,377,771

Operating expenses	8,721,724	12,518,810

Loss from operations	(5,425,950)	(10,141,039)

Other income (expense), net	(6,959,691)	192,401

Net loss, before income tax	(12,385,641)	(9,948,638)

Income tax provision (benefit)	(85,984)	—

Net loss	$(12,299,657)	$(9,948,638)

Revenues, net

Revenues, net for the year ended September 30, 2020 were $8,121,733 compared to the revenue for the year ended September 30, 2019 of $4,933,960, an increase of $3,187,773 or 65%. This increase was primarily due to an overall increase in monthly sales as production and demand for our products grew. Management anticipates revenues to continue to grow as the revenue trends are positive month over month. The demand for our products is greater than the supply we are able to produce. We increased production 100% during the year ended September 30, 2020. We have nearly doubled monthly production subsequent to year end and have plans in place to double production capacity again by April 2021 under the same operational footprint.

Costs of Revenues

Costs of revenues consist primarily of labor, materials, supplies and utilities. Costs of revenues as a percentage of revenues was 59% for the year ended September 30, 2020 compared to 52% for the period ended September 30, 2019. This increase was due to an increase in costs as a percentage of revenue towards the end of fiscal year 2019, due to inefficiencies encountered while commencing operations in our second building. We were able to increase operational efficiency throughout fiscal year 2020, and management believes costs of revenues will increase at a lower rate than revenues in future periods, which will lead to higher profit margins than these historical figures illustrate. Management is also focused on reducing costs. Through bulk purchasing, increasing efficiencies in production and investments in equipment, we believe that we will continue reducing the overall costs of revenues.

Gross Profit

Gross profit for the year ended September 30, 2020 was $3,295,774 compared to $2,377,771 for the year ended September 30, 2019. The increase was due to the ramp up in operations and continued improvement in the operating capacity of the Company’s cultivation and processing facilities. With the Company’s continued increase in capacity and focus on efficiencies and reducing costs, management expects gross profit to continue to grow going forward.

Operating Expenses

Total operating expenses for the year ended September 30, 2020 were $8,721,724, compared to $12,518,810 for the year ending September 30, 2019, a decrease of $3,797,086 or 30%. Operating expenses as a percentage of gross profit decreased from 526% to 265% for the years compared. Management believes this ratio will decrease going forward as the expectation is that revenues will continue to grow at a higher rate than operating expenses. $907,556 of the Company’s operating expenses for the year ended September 30, 2020 were depreciation of fixed assets and amortization of other intangible assets, and $450,018 is a provision for bad debt, which management does not believe the latter to be indicative of future results. Additionally, $1,817,910 of the Company’s operating expenses in fiscal year 2020 were paid through the issuance of shares of common stock of the Company and employee stock options. After removing impairment, the Company’s operating expenses as a percentage of sales decreased from 137% in 2019 to 106% in 2020. Payroll and employee related expenses remained consistent at approximately 50% of revenues for 2019 and 2020, though the 2020 payroll was offset in a decrease in the same ratios compared to professional fees and marketing expenses as the Company utilized more in-house resources in 2020 compared to 2019. $5,758,827 of the Company’s operating expenses for the year ended September 30, 2019 were a loss on impairment of goodwill and other intangible assets, and $376,430 is a provision for bad debt, both items that management does not believe to be indicative of future results. Additionally, $1,067,617 of the Company’s operating expenses in 2019 were paid through the issuance of shares of common stock of the Company.

Other Income (Expense), net

Other expenses consist primarily of interest expense of $6,959,705 and $342,718 for the years ended September 30, 2020 and 2019, respectively. Nearly 70% of the interest expense in fiscal year 2020 is from the amortization of debt discounts, and beneficial conversion amounts related to recording convertible debt with warrant features based on relative fair values.

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

Sales and Marketing. Historically, the Company has generated the majority of its revenues by providing its products to dispensaries throughout the state of Arizona. The Company’s revenues have increased significantly since its inception in May 2017 and continue to grow as of the date of these consolidated financial statements. Management will continue its plans to increase revenues in the Arizona market by providing top quality products. Additionally, as capital resources become available, the Company will expand into additional markets outside of Arizona, with construction of a cultivation and processing facility well underway in Nevada.

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

If the Company is unable to generate significant sales growth in the near term and raise additional capital, there is a risk that the Company could default on additional obligations and could be required to discontinue or significantly reduce the scope of its operations if no other means of financing operations are available. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern.

As of September 30, 2020, the Company had $84,677 of cash and negative working capital of ($7,396,258) (current assets minus current liabilities), compared with $574,943 of cash and restricted cash and ($4,174,962) of negative working capital as of September 30, 2019. The decrease of $3,221,296 in our working capital and $490,266 in cash was primarily due to investments in expanding operations totaling $961,854 for acquisitions, property and equipment, license fees and maintaining current operations. This was offset by the issuance of debt of $2,119,000. The Company is an early-stage growth company. It is generating cash from sales and is investing its capital reserves in current operations and new acquisitions that will generate additional earnings in the long term. The Company expects that its cash on hand and cash flows from operations, along with private and/or public financing, will be adequate to meet its capital requirements and operational needs for the next 12 months, although no assurance can be given that private and/or public financing can be obtained on terms acceptable to the Company, or at all.

Cash Flows

The following table summarizes the sources and uses of cash for each of the periods presented:

	Year Ended September 30,
	2020	2019
Net cash used in operating activities	$(1,141,416)	$(2,393,428)
Net cash used in investing activities	(886,854)	(7,842,612)
Net cash provided by financing activities	1,538,004	9,136,717
Net increase (decrease) in cash and cash equivalents	$(490,266)	$(1,099,323)

Operating Activities

During the year ended September 30, 2020, operating activities used $1,141,416 of cash and cash equivalents, primarily resulting from a net loss of $12,299,657 offset by net cash provided by operating assets and liabilities of $3,096,439. There was significant non-cash activity that contributed to the net loss totaling $8,061,802 including depreciation and amortization of $979,158, provision for bad debt of $450,018, amortization of debt discounts of $2,240,617, amortization of beneficial conversion of $2,562,099, and compensation paid in the form of stock and stock options of $1,729,910. Cash provided by changes in operating assets and liabilities was primarily due to an increase in accrued interest of $1,371,606, $900,661 in accounts payable, and accrued expenses of $1,428,847, offset by a decrease in deferred costs of $210,576, and prepaid expenses and other current assets of $293,496.

During the year ended September 30, 2019, operating activities used $2,393,428 of cash and cash equivalents, primarily resulting from a net loss of $9,948,638 and net cash used in operating assets and liabilities of $260,815. Cash used by changes in operating assets and liabilities was primarily due to an increase in deferred costs of $1,317,816 and accounts receivable of $339,644 offset by an increase in accounts payable of $351,036, accrued payroll of $40,827, and accrued interest of $663,827.

Investing Activities

During the year ended September 30, 2020, investing activities used $886,854 of cash and cash equivalents, consisting primarily of payments totaling $167,152 in purchases of property and equipment, $555,738 paid for acquisitions, and $238,964 in license fees offset by $75,000 in cash received on notes receivable.

During the year ended September 30, 2019, investing activities used $7,842,612 of cash and cash equivalents, consisting primarily of payments totaling $6,006,764 in purchases of property and equipment, $400,000 in deposits made on a land acquisition, and $1,500,000 in acquisition outlays, offset by $115,000 in cash received on notes receivable.

Financing Activities

During the year ended September 30, 2020, financing activities provided $1,538,004 of cash and cash equivalents, which includes cash proceeds from notes payable of $2,119,000, offset by debt payments of $580,996.

During the year ended September 30, 2019, financing activities provided $9,136,717 of cash and cash equivalents, which included proceeds from the sale of common stock of $5,885,003 and cash proceeds from notes payable of $3,251,714.

Anticipated Capital Requirements

We estimate that our capital requirements to implement our expansion plan over the next 18 months will be approximately $25,000,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities, expansion rollout, identification of suitable acquisition targets, and our ability to raise capital necessary to conduct the aforementioned activities. We further anticipate incurring additional costs and expenses for accounting, legal, and other miscellaneous fees relating to compliance with SEC requirements.

Description	Estimated Expenses
Legal, Accounting and Other Registration Expenses	$350,000
Costs Associated with Being a Public Company	240,000
Trade Shows and Travel	50,000
Website Development	40,000
Rent	170,000
Advertising and Marketing	600,000
Staffing	2,750,000
General Working Capital	400,000
Cash Reserves	1,500,000
Business Acquisitions and Construction	18,000,000
License Applications	900,000
Total	$25,000,000

Given that our cash needs are strongly driven by our growth requirements, we also intend to maintain a cash reserve for other risk contingencies that may arise.

We intend to meet our cash requirements for the next 18 months through the use of the cash we have on hand and through business operations, future equity financing, debt financing or other sources, which may result in further dilution in the equity ownership of our shares. Subsequent to year end, through December 29, 2020, we have raised $5,667,350 through an $8,500,000 private placement of our common stock. We have executed a letter of intent and are currently in the diligence process for a construction loan of up to $21 million. We currently do not have any other arrangements in place to complete any private placement financings and there is no assurance that we will be successful in completing any such financings on terms that will be acceptable to us.

Off-Balance Sheet Arrangements

We are not currently a party to, or otherwise involved with, any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. Note 1, “Description of Business and Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements included in this Form 10-K, describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates, and such differences may be material.

Management believes the Company’s critical accounting policies and estimates are those related to revenue recognition, valuation of warrants, intangible assets subject to amortization, goodwill, equity-based compensation and income taxes. Management considers these policies critical because they are both important to the portrayal of the Company’s financial condition and operating results, and they require management to make judgments and estimates about inherently uncertain matters. The Company’s management has reviewed these critical accounting policies and related disclosures.

Principles of Consolidation – The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and variable interest entities in which the Company is the primary beneficiary. Intercompany balances and transactions have been eliminated.

Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. Significant estimates of the Company include, but are not limited to, accounting for depreciation and amortization, current and deferred income taxes, deferred costs, accruals and contingencies, carrying value of goodwill and intangible assets, collectability of notes receivable, the fair value of common stock and the estimated fair value of stock options and warrants. Due to the uncertainties in the formation of accounting estimates, and the significance of these items, it is reasonably possible that these estimates could be materially changed in the near term.

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

Revenue – The majority of the Company’s revenue is associated with a customer contract that represents an obligation to perform services that are delivered at a single point in time.  Any costs incurred prior to the period in which the services are performed to completion are deferred and recognized as cost of services in the period in which the performance obligations are completed. For the year ended September 30, 2020, substantially all of the Company’s revenue was generated for performance obligations completed in the State of Arizona and in 2019, 90% of the Company’s revenues was generated for performance obligations completed in the State of Arizona.

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

Income Taxes – The Company accounts for income taxes under FASB ASC 740, Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company has federal and state net operating loss carryforwards in excess of $30,000,000, though a portion of those losses will likely be disallowed due to the merger with BSSD Group, LLC and none of the carryforwards can be utilized until the Company is profitable. Due to these facts, the Company has decided to reserve for 100% of any deferred tax asset it may be entitled to.

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

Warrants and Debt Discounts - The Company bifurcates the value of warrants issued with debt. This bifurcation results in the establishment of a debt discount, based on the relative fair values of the warrants and the debt, with a corresponding charge to equity unless the terms of the warrant require it to be classified as a liability. The warrants and corresponding note discounts are valued using the Black-Scholes valuation model. This model uses estimates of volatility, risk free interest rate and the expected term of the warrants, along with the current market price of the Company’s stock, to estimate the value of the outstanding warrants. The Company estimates the expected term using an average of the contractual term and vesting period of the award. The expected volatility is measured using the average historical daily changes in the market price of the Company’s common stock over the expected term of the award and the risk-free interest rate is equivalent to the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards.

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

At September 30, 2020, there were 22,024,419 shares underlying convertible notes payable, warrants and options.

Recently Issued Accounting Pronouncements

Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The update improves financial reporting about leasing transactions by requiring a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by lease terms of more than 12 months. We adopted ASU 2016-02 effective October 1, 2019. Results for reporting periods after October 1, 2019 are presented under Topic 842, while prior periods have not been adjusted. The Company elected the package of practical expedients permitted under the transition guidance which among other things, allowed the Company to carryforward the historical lease classification and to not separate lease components from non-lease components, if any. The most significant change was related to the recognition of a right-of-use asset and lease liability on our consolidated balance sheet for our real estate operating lease. The impact on our results of operations and cash flows has not been material.

In January 2017, the FASB issued ASU 2017-01, Business Combination (Topic 805). The update clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions of assets of businesses. The Company adopted ASU 2017-01 on January 1, 2020 which impacted how the acquisition from February 2020 has been reported.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). The amendment is meant to simplify the accounting for convertible instruments by removing certain separation models in subtopic 470-20 for convertible instruments. The amendment also changed the method used to calculate dilutes EPS for convertible instruments and for instruments that may be settled in cash. The amendment is effective for years beginning after December 15, 2021, including interim periods for those fiscal years. We are currently evaluating the impact of adoption of this standard on the Company’s consolidated financial statements and related disclosures.

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

None.

Item 9A. Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of September 30, 2020 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Management identified the following material weakness during its assessment of internal controls over financial reporting:

Personnel: Our current staffing levels in the accounting department make it difficult to establish properly controlled segregation of duties and to timely complete our accounting and reporting functions. Management plans to add staff-members to mitigate this.

Accounting Information System: Our current accounting information systems require manual processing at various stages, which combined with the “Personnel” weakness defined above creates inefficiencies in the financial reporting process. Management is currently implementing an integrated ERP system which will include adequate controls and more efficient processing of transactions.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2020.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework.  Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2020.

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

c) Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2020, there were no changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

ITEM 9B. Other Information.

There were no disclosures of any information required to be filed on Form 8-K during the three months ended September 30, 2020 that were not filed.

PART III

Item 10. Directors, Officers, and Corporate Governance.

The following table sets forth certain information regarding our current executive officers and directors as of January 6, 2021:

Name	Age	Position
Andrew Bowden	33	Chief Executive Officer and Director
Bobby Mikkelsen	39	Chief Financial Officer, Secretary, Treasurer
Bryce Skalla	40	President and Director
Jeffrey Rassas	58	Chief Strategy Officer, Director
Chris Wolven	38	Chief Operating Officer
Ronald L. Miller, Jr.	56	Director

Douglas Bowden	61	Co-chairman
Michael Keskey	62	Co-chairman

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

Except for Mr. Miller, as set forth in his biography below, none of the directors held any directorships during the past five years in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of such act, or of any company registered as an investment company under the Investment Company Act of 1940.

Director and Officer Biographical Information

Andrew Bowden

Andrew Bowden brings extensive experience with multitier investment strategies in real estate, software and sustainable investments. As CEO and co-founder of Bowden Investment Group for the previous seven years, Andrew brings his business experience and leadership to Item 9 Labs. Andrew is also skilled and experienced with fundraising and partnering efforts which will help extend our current portfolios with the right strategic partnerships.

Bobby Mikkelsen

Robert E. Mikkelsen received his Bachelor’s degree in accounting in 2004 from the Eller College of Business, University of Arizona. After graduating, Mr. Mikkelsen went on to work as an auditor for Henry & Horne, LLP in Arizona. Mr. Mikkelsen utilized his analytical thinking and problem-solving skills to implement effective and efficient changes to the audit process as well as add value to the clients he served. Mr. Mikkelsen has worked with a client base that is diverse in both size and industry, working with small non-profits, large government agencies and medium-sized business, including those in the health care, mental health and pharmaceutical industries. After 11 years at Henry & Horne, in January 2016 Mr. Mikkelsen started his own firm which focused on serving clients in various industries with accounting, tax and financial solutions. After serving Item 9 Labs as a contractor for a year, Mikkelsen accepted a full-time position with the Company in October 2018.

Bryce Skalla

As President of Item 9 Labs Corp, Bryce Skalla manages the Company’s day-to-day business operations. Prior to the Airware merger, Mr. Skalla was the co-founder & CEO of Item 9 Labs. As one of the founders and architects of Item 9’s business model, Mr. Skalla was instrumental in establishing Item 9 Labs as one of Arizona’s leading cannabis consulting companies and producers of high-quality medical cannabis flower and products over the course of three years. During that period, he designed, developed and capitalized on strategic opportunities, taking Item 9 Labs from a 1,000 square foot Caregiver Cultivation warehouse into the highly regulated Arizona medical cannabis industry.

Previously, Mr. Skalla operated a professional consulting firm that provided business solutions, ranging from advertising and marketing services to business structure and development. Mr. Skalla’s decision to enter the cannabis industry followed a diagnosis with a serious medical condition where he received Interferon, the most accepted medical treatment at the time. During this long and arduous treatment, he experienced firsthand the benefits of medical cannabis, which enabled him to successfully complete his medical regimen. Since this experience, Mr. Skalla has dedicated himself to the normalizing and furthering of the education and use of medical cannabis.

Mr. Skalla obtained a certification in psychiatric rehabilitation from the Association of Psychiatric Rehabilitation Practitioners in 2008.

Jeffrey Rassás

Mr. Rassás serves as Chief Strategy Officer of Item 9 Labs Corp., a position he has held since April 2018. Mr. Rassás is charged with guiding the Company’s strategic growth and advising the CEO and management team. Mr. Rassás is a twenty-year veteran of entrepreneurial ventures and business management. He has extensive experience in funding, leading, developing and performing corporate turnarounds for numerous private and public start-up ventures across a variety of industries. Mr. Rassás has served as CEO, President and Chairman of the Board of Airware Labs Corp, CEO and Chairman of the Board of YouChange Holdings Corp, a publicly traded company on the OTC:QB and CEO of Global Alerts, a holding company for Earth911.com, Amberalert.com and Pets911.com, which later merged with YouChange Holdings Corp and acquired Quest Recycling to form Quest Resource Holdings Corporation now trading on NASDAQ under the ticker symbol, QRHC.

Prior to these executive-level posts, Mr. Rassás was Co-chairman and CEO of ImproveNet, Inc., which he acquired through a merger in 2002, and later sold to IAC/InterActiveCorp. In addition, Mr. Rassás served as founder, CEO, and Chairman of the Board of EBIZ Enterprises, a publicly traded Linux solutions provider.

Chris Wolven

As Chief Operating Officer (COO) of Item 9 Labs Corp., Mr. Wolven provides the leadership, management and vision necessary to ensure that the company has the proper operational controls, administrative and reporting procedures, people and systems in place to effectively grow the organization and ensure financial strength and operating efficiency.  Mr. Wolven is a 24-year restaurant industry expert, and his extensive experience as a Regional Brand Chef with Fox Restaurant Concepts earned him world-class skills in analysis, strategy, and management. His time with Fox Restaurant Concepts found him working in a multi-unit operational role, planning and executing successful, scaled business models. He was responsible for operations and food development for seven of the 15 brands under Fox Restaurant Concepts, spanning ten locations with over 1,000 employees. He oversaw creative development, financial planning and operational wellbeing as well as the building and implementation of systems.

Mr. Wolven participated in over 60 restaurant openings across 13 states, and his region regularly brought in over $50 million in annual revenue. Through data analysis and strategic planning, he has time and time again lead ambitious teams to successfully write and implement some of the best business models in the restaurant industry.

Ronald L. Miller, Jr.

Mr. Miller has served as Vice President, Chief Financial Officer, and Secretary of THAT’S EATERTAINMENT CORP., or TEC, since December 2015. Mr. Miller has been a principal of a predecessor and current subsidiary of TEC since February 2014 and has served as its Chief Financial Officer since April 2015. Mr. Miller also has served as a director and Chairman of the Audit Committee of Quest Resource Holding Corporation since October 2012.. Mr. Miller served as a director of one of Quest’s predecessors, Earth911, from July 2010 to October 2012. Mr. Miller served as Chief Executive Officer of Southwest Capital Partners , LLC, an investment banking firm, from September 2009 to March 2015. He served as a Managing Director of CKS Securities LLC, an investment banking firm, from February 2010 to December 2011. Mr. Miller served as Vice Chairman of Miller Capital Markets, LLC, a Scottsdale, Arizona headquartered boutique investment banking firm from May 2009 to August 2009. He served as Chief Executive Officer of Alare Capital Partners, LLC, a Scottsdale-based investment banking and strategic advisory firm, from September 2005 to May 2009. From 2001 to 2005, Mr. Miller served as a Managing Director of The Seidler Companies Incorporated, an investment banking firm and member of the NYSE. Mr. Miller served from 1998 to 2001 as a Senior Vice President and was instrumental in the opening of the Phoenix, Arizona office of Wells Fargo Van Kasper. From 1994 to 1998, Mr. Miller served as Senior Vice President of Imperial Capital, and from 1993 to 1994, was associated with the Corporate Finance Department of Ernst & Young. Mr. Miller began his career in the M&A department of PaineWebber, Inc.

Douglas Bowden

Mr. Bowden started his career in the electronics industry, working in a successful family-run business that he purchased with his brother and ran for nearly 20 years. This tech company's success was based on signal processing and monitoring providing hardware and software for broadcasters during the high-definition TV revolution. Bowden sold his business in 2009, and in 2013 Mr. Bowden and his son started Viridis Group, a real estate company centered on buying and remodeling luxury condos in Colorado and Arizona. Through this venture they gained experience in real estate acquisition, design, project and construction management, leasing, finance and sales. With a focus on people, the planet and profits – in that order, Viridis Group has recently adopted the name Bowden Investment Group to reflect the passion for the family business. As such, Mr. Bowden brings extensive experience with multitier investment strategies in real estate, software, and sustainable investments. Mr. Bowden attended the University of South Dakota where he studied business.

Michael Keskey

After graduating with a Bachelor’s Degree in Marketing Management from Northern Michigan University, Mr. Keskey made a 25-year career in the retail consumer electronics industry. Mr. Keskey worked for American TV of Madison, WI for eight years after college before moving onto Best Buy (NYSE:BBY). In his 16 years with Best Buy, Mr. Keskey advanced from store manager to President of U.S. Retail, creating a plethora of well-received standard operating procedures (“SOPs”), improving overall execution while streamlining Best Buy stores and increasing profitability during a major growth phase for the company. After retiring in 2004 from Best Buy, Mr. Keskey dedicated his life to his family, and other than a board position at a local non-profit organization, Mr. Keskey has remained retired since he left Best Buy.

Identification of Significant Employees

We have no significant employees other than our officers and directors.

Family Relationship

Douglas Bowden (co-chairman) is the father of CEO and Director, Andrew Bowden. Chris Wolven, COO is the son in law of Jeffrey Rassas, CSO and Director.

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

Audit Committee	Compensation Committee	Nominations and Governance
Ronald Miller	Andrew Bowden	Ronald Miller (Chairman)
Michael Keskey	Ronald Miller	Andrew Bowden
Jeffrey Rassas	Bryce Skalla

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

Item 11. Executive Compensation.

Compensation of Officers Summary Compensation Table

The following tables set forth certain information about compensation paid, earned or accrued for services by our executive officers in the fiscal years ended September 30, 2020 and 2019.

A summary of cash and other compensation paid in accordance with management consulting contracts for our executives and directors for the most recent two years is as follows:

Name and Principal					Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All other compensation	Total
Position	Title	Year	Salary($)	Bonus($)	($)	($)	($)	($)	($)	($)
(a)		(b)	(c)	(d)	(e)	(f)(7)	(g)	(h)	(i)	(j)
Andrew Bowden(1)	CEO and	2019	$12,000	$0	$0	$0	0	0	0	$12,000
	Director	2020	$169,230	$0	$0	$420,000	0	0	0	$589,231
Robert Mikkelsen(2)	CFO, Secretary	2019	$119,808	$0	$0	$0	0	0	0	$119,080
	and Treasurer	2020	$134,615	$0	$0	$420,000	0	0	0	$554,615
Bryce Skalla(3)	President and	2019	$170,758	$0	$0	$0	0	0	0	$170,758
	Director	2020	$187,000	$0	$0	$420,000	0	0	0	$607,000
Jeffrey Rassas(4)	Director,	2019	$206,051	$0	$0	$0	0	0	0	$206,051
	CSO	2020	$196,697	$0	$0	$420,000	0	0	0	$616,697
Chris Wolven(5)	COO	2019	$109,616	$0	$0	$0	0	0	0	$0
		2020	$155,769	$0	$0	$420,000	0	0	0	$575,769
Sara Gullickson(6)	Former CEO and	2019	$161,538	$0	$0	$0	0	0	0	$161,538
	Director	2020	$92,308	$0	$0	$0	0	0	0	$92,308

Notes to Summary Compensation Table:

(1)	Bowden has been a director since September 11, 2018 and CEO since November 18, 2019; Bowden received no cash compensation during fiscal year 2018. In 2019, Bowden received monthly cash of $2,000 for services on the board. Upon appointment as CEO, Bowden receives a salary of $200,000. Bowden received an option award of 500,000 options during fiscal year 2020. The options vest 50% annually on July 15 and carry a strike price of $0.87.

(2)	On October 15, 2018, Mikkelsen accepted the position of CFO and currently has an annual salary of $160,000. Mikkelsen received an option award of 500,000 options during fiscal year 2020. The options vest 50% annually on July 15 and carry a strike price of $0.87.

(3)	On March 26, 2018, Skalla accepted the position of CEO then moved to the position of President on November 26, 2018. Mr. Skalla’s current annual salary is $187,000. Mr. Skalla was also granted $7,500 in stock options on May 8, 2018. Skalla received an option award of 500,000 options during fiscal year 2020. The options vest 50% annually on July 15 and carry a strike price of $0.87.

(4)	On July 16, 2013, the Company entered into a Severance Agreement (the “Agreement”) with Jeffrey Rassas, the Company’s Chief Executive Officer (“Mr. Rassas”) pursuant to which Mr. Rassas will be entitled to the following severance benefits: (i) the Company shall pay to Mr. Rassas his base salary for a period of 12 months following termination without cause; (ii) Mr. Rassas shall be paid any earned and unpaid bonus due; and, (iii) and all unvested stock-based compensation held by Mr. Rassas shall vest as of the date of termination. The preceding description of the Agreement is a brief summary of its terms and does not purport to be complete, and is qualified in its entirety by reference to the Severance Agreement, a copy of which was filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on July 16, 2013 and is incorporated herein by reference. Rassas was also granted $7,500 in stock options on May 8, 2018. Rassas’s current salary is $190,000 annually. Rassas received an option award of 500,000 options during fiscal year 2020. The options vest 50% annually on July 15 and carry a strike price of $0.87.

(5)	In January 2019, Wolven accepted the position of COO with an annual salary of $150,000. Wolven received an option award of 500,000 options during fiscal year 2020. The options vest 50% annually on July 15 and carry a strike price of $0.87.

(6)

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

(7)	In September 2020, the Company approved a stock option award to each member of the executive team as of July 15, 2020. The option award was a cumulative award to compensate each executive for their two plus years of service. Each executive team member received 500,000 options which vest 50% annually on July 15 and carry a strike price of $0.87.

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes the outstanding equity awards to our executive officers and directors as of September 30, 2020.

OPTION AWARDS*
Name	Number of Common Shares Underlying Unexercised Options (#) Exercisable	Number of Common Shares Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Andrew Bowden	0	500,000	nil	$0.87	7/15/2030
Total	0	500,000	nil	—	—
Robert Mikkelsen	0	500,000	nil	$0.87	7/15/2030
Total	0	500,000	nil	—	—
Bryce Skalla	0	7,500	nil	$2.40	5/8/2028
Total	nil	7,500	nil	—	—
Jeffrey Rassas	0	500,000	nil	$$0.87	7/15/2030
	50,000	0	nil	$6.00	1/25/2023
	16,667	0	nil	$2.20	10/4/2023
	16,667	0	nil	$5.00	9/5/2024
	16,666	0	nil	$3.00	3/8/2026

	5,000	2,500	nil	$2.40	5/8/2028
Total	105,000	502,500	nil	—	—
Chris Wolven	0	500,000	nil	$0.87	7/15/2030
Total	0	500,000	nil
Sara Gullickson (1)	nil	nil	nil	—	—
Total	nil	nil	nil	—	—

*There are 3,211,709 total options outstanding as of September 30, 2020

(1) Gullickson resigned November 15, 2019

Stock Option Plan and other Employee Benefits Plans

On June 21, 2019, our board and shareholders voted to approve the 2019 Equity Incentive Plan (the “2019 Plan”). Pursuant to the 2019 Plan, the maximum aggregate number of Shares available under the Plan through awards is the lesser of: (i) 6,000,000 shares, increased each anniversary date of the adoption of the plan by 2 percent of the then-outstanding shares, or (b) 10,000,000 shares. We have 4,311,708 shares available for issuance under the 2019 Plan as of September 30, 2020.

Compensation of Directors

Beginning in January 2019 independent board members began to receive $2,000 per month for service on the board. Other than the foregoing there is no cash compensation paid to directors for their service on our board of directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management Related Shareholder Matters.

The following tables set forth, as of January 6, 2021 certain information concerning the beneficial ownership of our capital stock by:

•	each stockholder known by us to own beneficially 5% or more of any class of our outstanding stock;
•	each director;
•	each named executive officer;
•	all of our executive officers and directors as a group; and
•	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of any class of our outstanding stock.

As of September 30, 2020, the Company had authorized 2,000,000,000 shares of common stock, par value $0.0001, of which there were 56,036,113 shares of common stock outstanding. As of January 6, 2021, the authorized stock remained the same and there were 62,715,348 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of January 6, 2021 are considered outstanding and beneficially owned by the person holding the options for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, we believe the persons and entities in this table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable.

Security Ownership of Certain Beneficial Owners & Management

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership (1)
Directors and Officers: (1)
Andrew Bowden (2)	5,760,000	7.25%

Robert Mikkelsen(3)	0	0.00%
Ronald L. Miller, Jr. (4)	35,000	0.04%
Bryce Skalla (5)(9)	3,177,036	4.00%

Jeffrey Rassas (6)	1,705,733	2.28%

Christopher Wolven (7)	288,460	0.36%

Douglas Bowden (10)	8,440,000	10.62%
Michael Keskey	117,647	0.15%
All directors and officers as a group (6 people)	19,626,377	24.69%

Beneficial Shareholders greater than 5%
Stockbridge Enterprises LP (8)
7377 E Doubletree Ranch Rd Suite 200	10,484,048	13.19%
Scottsdale, AZ 85258
Sean Dugan (9)	6,144,712	7.73%

Mark Murro III (9)	4,788,623	6.02%

Andrew Poirier (9)	5,468,045	6.88%

(1) Applicable percentage of ownership is based on 79,502,839 shares of common stock outstanding on January 6, 2021 which includes 62,715,348 shares outstanding, 287,491 options and 16,500,000 warrants which are exercisable as of January 6, 2021. Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of January 6, 2021, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of January 6, 2021, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Our common stock is our only issued and outstanding class of securities eligible to vote. Unless otherwise stated, all shareholders can be reached at mailing address 2727 North 3rd Street, Suite 201 Phoenix, Arizona 85004

(2) Andrew Bowden has been Chief Executive Officer since November 18, 2019 and a Director of the Company since September 11, 2018. Mr. Bowden’s beneficial ownership consists of 200,000 shares purchased via private placement in March 2018 by EBAB, LLC, which is controlled by Mr. Bowden, and 2,000,000 shares and 3,560,000 exercisable warrants owned by Viridis Group I9 Capital LLC aka Bowden Investment Group, an entity controlled by Mr. Bowden.

(3) Robert Mikkelsen is the Company’s CFO, Secretary and Treasurer. His beneficial ownership includes 0 shares of restricted common stock.

(4) Ronald L. Miller, Jr. is a Director of the Company and Chairman of the Board. Mr. Miller’s beneficial ownership includes 35,000 shares issuable upon exercise of stock options which have vested as of January 6, 2021 or will vest within 60 days thereafter.

(5) Bryce Skalla is the Company’s President and Director. Mr. Skalla’s beneficial ownership consists of 2,672,036 shares of restricted common stock held in his name, 500,000 shares held by a minor, and 5,000 shares issuable upon exercise of stock options which have vested as of January 6, 2021 or will vest within 60 days thereafter

(6) Jeffrey Rassas is Chief Strategy Officer and Director. The shares are held by Hayjour Family Limited Partnership, an entity controlled by Mr. Rassas, as such Mr. Rassas’ beneficial ownership includes: 1,705,903 shares of restricted common stock and 105,000 shares issuable upon the exercise of stock options which have vested as of January 6, 2021 or will vest within 60 days thereafter

(7) Christopher Wolven is Chief Operating Officer and his beneficial ownership consists of 288,460 shares of common stock.

(8) Stockbridge Enterprises LP is an Arizona limited partnership formerly controlled by Mitchell A. Saltz, Chairman and Managing Partner. To the best of our knowledge Mr. Saltz is deceased and his estate is in control of his ownership interests. Stockbridge’s ownership consists of 4,884,048 shares of the Company’s common stock and 5,600,000 shares issuable upon exercise of warrants which are exercisable as of January 6, 2021 or will be exercisable within 60 days thereafter

(9) Skalla, Dugan, Murro and Poirier were members of BSSD. On March 20, 2018, the Company closed on an Agreement and Plan of Exchange to acquire all of the membership interests of BSSD in exchange for newly issued restricted shares of the Company’s common which were distributed pro-rata to the BSSD members.

(10) Doug Bowden is a Director of the Company. Mr. Bowden’s beneficial ownership consists of 100,000 shares purchased via private placement in March 2018, 3,000,000 shares and 5,340,000 exercisable warrants owned by Viridis Group I9 Capital LLC aka Bowden Investment Group, an entity controlled by Mr. Bowden.

(11) Michael Keskey is a Director of the Company. Mr Keskey’s beneficial ownership consists of 117,647 shares of common stock purchased through a private placement.

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

According to the NASDAQ definition, Andrew Bowden, Douglas Bowden, Bryce Skalla and Jeffrey Rassas are not independent directors because each is also an executive officer or a relative of an executive officer of the Company. According to the NASDAQ definition, Ronald L. Miller, Jr. and Michael Keskey are each an independent director. All current directors are, or may become in the future, shareholders of the Company.

Related Party Transactions

As discussed in Note 13, the Company has entered into an agreement as of April 20, 2018 for the purchase of land. The land owner is one of the original members of BSSD and a current employee of the Company.

As discussed in Notes 8 and 13, the Company has entered into Loan and Revenue Participation Agreements and a Promissory Note with Viridis. The member of Viridis was elected to the Company’s board of directors on December 21, 2018 and is currently the Company’s CEO.

As discussed in Note 8, BSSD Group, LLC, a wholly owned subsidiary of the Company entered into a loan agreement with Viridis during the year ended September 30, 2020.

As discussed in Note 2, the Company issued 3,000,000 of restricted common stock as part of the asset purchase agreement dated November 26, 2018. As part of November 15, 2019 settlement agreement, Ms. Gullickson returned 2,300,000 share of stock to the Company.

During the year ending September 30, 2019, the Company issued 5,000,000 shares of restricted common stock to Viridis I9 Capital LLC, an LLC in which board Director and CEO, Andrew Bowden, is a member. The sales price was $1.00 per share with net proceeds of $5,000,000.

As discussed in Note 6, the Company has notes payable to Viridis I9 Capital LLC and Stockbridge Enterprises in the amount of $2,200,000.

As discussed in Note 6, the Company has a note payable to Stockbridge Enterprises in the amount of $400,000.

As discussed in Notes 10 and 13, the Company has a lease agreement with VGI Capital LLC. A member of VGI Capital was elected to the Company’s board of directors on December 21, 2018 and is currently the Company’s CEO.

Included in our accounts payable at September 30, 2020 and 2019 is approximately $188,000 and $185,000, respectively in amounts due to related parties.

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

ITEM 14. Principal Accounting Fees and Services.

Audit Committee Pre-Approval Policy

The Audit Committee has established a pre-approval policy and procedures for audit, audit-related and tax services that can be performed by the independent registered public accountant without specific authorization from the Audit Committee subject to certain restrictions. The policy sets out the specific services pre-approved by the Audit Committee and the applicable limitations, while ensuring the independence of the independent registered public accountant to audit the Company's financial statements is not impaired. The pre-approval policy does not include a delegation to management of the Audit Committee’s responsibilities under the Exchange Act. During the years ended September 30, 2020 and 2019, the Audit Committee pre-approved all audit and permissible non-audit services provided by our independent registered public accountant.

Service Fees Paid to the Independent Registered Public Accounting Firm

The Audit Committee engaged Semple, Marchal & Cooper, LLP (“Semple”) as the Company’s registered independent public accounting firm as of January 7, 2020. The decisions to appoint Semple and dismiss D. Brooks and Associates (“D. Brookes”) were approved by the Board of Directors of the Company on January 7, 2020.

Semple was engaged to perform an annual audit of the Company’s financial statements for the fiscal year ended September 30, 2019 and again in 2020. The following is the breakdown of aggregate fees paid to Semple for the last two fiscal years:

	For Fiscal Year Ended September 30, 2020		For Fiscal Year Ended September 30, 2019
Audit Fees		$191,850		$48,350
Audit-related fees		$4,648		$25,090
Tax Fees		$6,000		$11,151
All other Fees	$		$
Total		$202,497		$84,591

- “Audit Fees” are fees paid for professional services for the audit of our financial statements.

- “Audit-Related fees” are fees paid for professional services not included in the first category, specifically, SEC filings and consents, and accounting consultations on matters addressed during the audit or interim reviews.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Item 9 Labs Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Item 9 Labs Corp. (the “Company”) and subsidiaries as of September 30, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at September 30, 2020 and 2019, and the results of its operations, changes in stockholders’ equity, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 17 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 17. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Semple, Marchal & Cooper, LLP

Certified Public Accountants

We have served as the Company’s auditor since 2019.

Phoenix, Arizona

January 12, 2021

ITEM 9 LABS CORP. AND SUBSIDIARIES
(FORMERLY AIRWARE LABS CORP.)
CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$84,677	$21,092
Restricted cash and cash equivalents	—	553,851
Accounts receivable, net of allowance for doubtful accounts of $81,018 and $0, respectively	352,598	437,026
Deferred costs	2,147,110	1,936,534
Prepaid expenses and other current assets	307,905	14,409
Total current assets	2,892,290	2,962,912

Property and equipment, net	7,208,760	7,170,422
Right of use asset	196,756	—
Investment in Health Defense, LLC	—	100,000
Deposits	1,243,738	600,000
Receivable for sale of Airware assets, net of reserves and unamortized discount of $596,430 and $307,430	160,715	504,715
Notes and interest receivable, net	80,000	180,000
Other intangible assets, net	7,765,114	1,839,875
Goodwill	1,116,396	1,116,396
Total Assets	$20,663,769	$14,474,320

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,977,207	$1,076,546
Accrued payroll	197,989	77,560
Accrued compensated absences	—	69,424
Accrued interest	780,903	675,182
Accrued expenses	1,808,819	379,972
Accrued income tax	—	87,476
Notes payable, current portion, net of discounts	3,193,150	4,751,714
Operating lease liability - current portion	60,480	—
Convertible notes payable	2,270,000	20,000
Total current liabilities	10,288,548	7,137,874

Operating lease liability, net of current portion	140,336	—
Notes payables, net of current portion and discounts	2,219,636	—

Total liabilities	12,648,520	7,137,874

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $.0001 per share, 2,000,000,000 shares authorized; 68,336,113 and 63,643,005 shares issued and 56,036,113 and 63,643,005 outstanding at September 30, 2020 and 2019, respectively	6,834	6,365
Additional paid-in capital	44,426,737	18,148,962
Accumulated deficit	(22,968,322)	(10,694,939)
Total Item 9 Labs Corp. stockholders' equity	21,465,249	7,460,388
Treasury stock	(13,450,000)	—
Noncontrolling Interest	—	(123,942)
Total Stockholders' Equity	8,015,249	7,336,446

Total Liabilities and Stockholders' Equity	$20,663,769	$14,474,320

ITEM 9 LABS CORP. AND SUBSIDIARIES
(FORMERLY AIRWARE LABS CORP.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	September 30, 2020	September 30, 2019
Revenues, net	$8,121,733	$4,933,960
Cost of revenues	4,825,959	2,556,189
Gross profit	3,295,774	2,377,771

Operating expenses
Professional fees and outside services	1,389,183	1,633,426
Payroll and employee related expenses	4,131,948	2,483,401
Sales and marketing	265,028	741,866
Other operating expenses	1,477,991	849,205
Loss on impairment	100,000	5,758,827
Depreciation and amortization	907,556	675,655
Provision for bad debt	450,018	376,430
Total expenses	8,721,724	12,518,810

Loss from operations	(5,425,950)	(10,141,039)

Other income (expense)
Interest income	—	71,376
Interest expense	(6,959,705)	(342,718)
Other income	14	463,743
Total other income (expense), net	(6,959,691)	192,401

Loss, before income tax provision	(12,385,641)	(9,948,638)

Income tax provision (benefit)	(85,984)	—

Net loss	(12,299,657)	(9,948,638)

Less: Net loss attributable to noncontrolling interest	(26,274)	(123,942)

Net loss attributable to Item 9 Labs Corp.	$(12,273,383)	$(9,824,696)

Basic and diluted weighted average common shares outstanding	61,621,955	61,531,802

Basic and diluted net loss per common share	$(0.20)	$(0.16)

ITEM 9 LABS CORP. AND SUBSIDIARIES
(FORMERLY AIRWARE LABS CORP.)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2020 AND 2019

	Item 9 Labs Corp Equity
			Additional				Non
	Common Stock		Paid-in	Treasury Stock		Accumulated	Controlling
	Shares	Amount	Capital	Shares	Amount	(Deficit)	Interest	Total
Balance at September 30, 2018	54,766,642	$5,477	$3,427,230	—	$—	$(870,243)	$—	$2,562,464
Stock issued for acquisition	3,000,000	300	7,769,700	—	—	—	—	7,770,000
Issuance of stock for cash	5,590,003	559	5,884,444	—	—	—	—	5,885,003
Exchange of shares for services	233,986	24	833,941	—	—	—	—	833,965
Stock compensation	52,374	5	233,647	—	—	—	—	233,652
Net loss	—	—	—	—	—	(9,824,696)	(123,942)	(9,948,638)
Balance at September 30, 2019	63,643,005	6,365	18,148,962	—	—	(10,694,939)	(123,942)	7,336,446
Treasury stock acquired in settlement agreement	—	—	3,450,000	(2,300,000)	(3,450,000)	—	—	—
Stock to be issued for acquisition	3,250,000	325	3,509,675	—	—	—	—	3,510,000
Treasury stock returned by founders	—	—	10,000,000	(10,000,000)	(10,000,000)	—	—	—
Warrants issued	—	—	5,088,451	—	—	—	—	5,088,451
Beneficial conversion - convertible notes	—	—	2,562,099	—	—	—	—	2,562,099
Exchange of shares for services	1,443,108	144	1,483,135	—	—	—	—	1,483,279
Non-controlling interest dissolution from acquisition	—	—	(150,216)	—	—	—	150,216	—
Stock option awards	—	—	334,631	—	—	—	—	334,631
Net loss	—	—	—	—	—	(12,273,383)	(26,274)	(12,299,657)
Balance at September 30, 2020	68,336,113	$6,834	$44,426,737	(12,300,000)	$(13,450,000)	$(22,968,322)	$—	$8,015,249

ITEM 9 LABS CORP. AND SUBSIDIARIES
(FORMERLY AIRWARE LABS CORP.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	September 30, 2020	September 30, 2019
Operating Activities:
Net loss	$(12,299,657)	$(9,948,638)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	128,814	70,384
Amortization	778,742	605,750
Amortization of right of use asset	71,602	—
Amortization of debt discount	2,240,617	—
Amortization of beneficial conversion - convertible notes	2,562,099	—
Interest accrued on notes receivable	—	(23,926)
Common stock issued for services	1,395,279	833,965
Stock compensation expense	334,631	233,652
Loss on impairment	—	5,758,827
Provision for bad debt	450,018	376,430
Interest accretion from receivable	—	(39,057)
Impairment of investments	100,000	—
Changes in operating assets and liabilities:
Accounts receivable	3,410	(339,644)
Deferred costs	(210,576)	(1,317,816)
Prepaid expenses and other current assets	(293,496)	(8,302)
Accounts payable	900,661	351,036
Accrued payroll	120,429	40,827
Accrued compensated absences	(69,424)	51,998
Accrued interest	1,371,606	663,827
Accrued expenses	1,428,847	298,609
Operating lease liability	(67,542)	—
Accrued income tax	(87,476)	(1,350)
Net Cash Used in Operating Activities	(1,141,416)	(2,393,428)

Investing Activities:
Deposit on land purchase from related party	—	(400,000)
Purchases of property and equipment	(167,152)	(6,006,764)
Cash paid for acquisitions	(555,738)	(1,500,000)
Cash received from sale of Airware assets	55,000	—
Cash received from note receivable	20,000	115,000
Capitalized license fees	(238,964)	(50,848)
Net Cash Used in Investing Activities	(886,854)	(7,842,612)

Financing Activities:
Proceeds from the sale of common stock, net of issuance costs	—	5,885,003
Proceeds from the issuance of debt	2,119,000	3,251,714
Debt payments	(580,996)	—
Net Cash Provided by Financing Activities	1,538,004	9,136,717

Net Decrease in Cash	(490,266)	(1,099,323)

Cash and cash equivalents- Beginning of Period	574,943	1,674,266

Cash and cash equivalents - End of Period	$84,677	$574,943

Supplemental disclosure of cash flow information:
Interest paid in cash	$445,966	$—
Income taxes paid in cash	$—	$—

Cash and cash equivalents	$84,677	$21,092
Restricted cash and cash equivalents	—	553,851
Total	$84,677	$574,943

Supplemental disclosure of non-cash investing and financing activities:
Stock issued (or to be issued) for acquisitions	$3,510,000	$7,770,000
Non-cash warrants issued	$5,088,451	$—
Noncontrolling interest	$123,942	$123,942

Debt issued in license purchase	$1,500,000	$—
Contributions of treasury stock	$13,450,000	$—
Transfer of interest to debt	$1,265,885	$—
Debt proceeds use to repay existing debt	$2,000,000	$—
Stock issued related to OCG acquisition	$88,000	$—
Operating lease right of use asset and liability	$268,358	$—
Beneficial conversion feature on convertible debt	$2,562,099	$—

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

On September 12, 2018, the Company executed a $1,500,000 promissory note (see Note 8) which was used to make a capital contribution into Strive Management, LLC, a Nevada limited liability company (“Strive Management”). In exchange for the contribution, the Company received a 20% membership interest in Strive Management. The remaining interests are held by three individuals one of which is the Company’s former Chief Executive Officer. Through a management agreement with Strive Wellness of Nevada, LLC, a related party (the Company’s former CEO is a member of this LLC), Strive Management will facilitate the cultivation, processing and distribution of marijuana in Nevada. Strive Wellness of Nevada, LLC has been allocated cultivation, processing and distribution licenses from the state of Nevada. The Company acquired the remaining membership interests in Strive Management in February 2020 as well as the licenses owned by Strive Wellness of Nevada, LLC. As of September 30, 2020, the licenses have not been transferred to the Company, as the transfer is awaiting regulatory approval. See Note 2.

Strive Management’s activity at September 30, 2019 included assets of $553,851, consisting primarily of cash and cash equivalents, and liabilities of $2,834. For the year ended September 30, 2019, Strive Management had $150,338 in operating expenses, and $311 in interest income. The Company purchased the remaining ownership interest in Strive Management during the year ended September 30, 2020 and is therefore, a consolidated subsidiary.

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

Principles of Consolidation

Item 9 Labs consolidates all variable interest entities (“VIEs”) in which the Company is deemed to be the primary beneficiary and all other entities in which it has a controlling voting interest.  An entity is generally a VIE if it meets any of the following criteria: (i) the entity has insufficient equity to finance its activities without additional subordinated financial support from other parties, (ii) the equity investors cannot make significant decisions about the entity’s operations or (iii) the voting rights of some investors are not proportional to their obligations to absorb the expected losses of the entity or receive the expected returns of the entity and substantially all of the entity’s activities involve or are conducted on behalf of the investor with disproportionately few voting rights. The Company periodically makes judgments in determining whether its investees are VIEs and, for each reporting period, the Company assesses whether it is the primary beneficiary of any of its VIEs. As of September 30, 2019, the Company was deemed the primary beneficiary of Strive Management because the entity had insufficient equity to finance its activities without additional subordinated support. The interests in Strive Management held by non-controlling members has been presented on the statement of operations and statement of stockholders’ equity as non-controlling interest. See Note 2 and Note 9.

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and variable interest entity in which the Company is the primary beneficiary. Intercompany balances and transactions have been eliminated.

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

Cash and Cash Equivalents and Restricted Cash

Cash represents cash on hand, demand deposits placed with banks and other financial institutions and all highly liquid instruments purchased with a remaining maturity of three months or less as of the purchase date of such investments. The Company maintains cash on deposit, which, can exceed federally insured limits. The Company has not experienced any losses on such accounts nor believes it is exposed to any significant credit risk on cash. Restricted cash represents funds held by a bank pending resolution of a dispute with a former officer of the Company. The dispute was resolved during the year ended September 30, 2020 and the cash is no longer restricted.

Accounts Receivable

Accounts receivable are reported at the amount management expects to collect from outstanding balances. Differences between the amount due and the amount management expects to collect are expensed in the results of operations in the year in which those differences are determined, with an offsetting entry to a valuation allowance for accounts receivable. The Company’s policy is to evaluate the collectability of accounts receivable on an ongoing basis, record an allowance for specific accounts deemed uncollectible, and evaluate the remaining balance for a general allowance for doubtful accounts. Historical write-offs and current macro and microeconomic conditions are considered when evaluating the need for an allowance. Accounts receivable are written off when all reasonable collection efforts have been taken. At September 30, 2020, the Company has reserved $81,018 of specific accounts deemed uncollectible. No accounts had been deemed uncollectible at September 30, 2019. Accounts receivable are pledged as collateral for debt, bear no interest, and are unsecured.

Deferred Costs

Deferred costs consist of the costs directly related to the production and cultivation of marijuana crops. Deferred costs are relieved to cost of services as products are delivered to dispensaries. Deferred costs consist primarily of labor, utilities, costs of raw materials and packaging, nutrients, and overhead.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided for on the straight-line method, over the estimated useful lives of the assets. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Betterments or renewals are capitalized when incurred. Gains and losses on the disposition of property and equipment are recorded in the period incurred. Depreciation expense is not included in cost of revenues. Equipment not yet in service will be depreciated once operations commence.

The estimated useful lives of property and equipment are:

•	Cultivation and manufacturing equipment 2-7 years
•	Buildings 30 years

Notes and Other Receivables, net

Notes and other receivables are reported at the amount management expects to collect from outstanding balances. Differences between the amount due and the amount management expects to collect are reported in the results of operations of the year in which those differences are determined, with an offsetting entry to a valuation allowance for receivables. Management assesses all receivables individually and in total, considering historical credit losses as well as existing economic conditions to determine the likelihood of future credit losses. The Company stops accruing interest on interest bearing receivables when the receivable is in default. There was a total valuation allowance of $745,430 and $376,430 as of September 30, 2020 and 2019.

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

Goodwill

Goodwill represents the excess of the purchase price paid for the acquisition of a business over the fair value of the net tangible and intangible assets acquired. Goodwill is not subject to amortization and is tested annually for impairment, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. The goodwill included in these consolidated financial statements represents the amount of consideration paid above the amount of the individually identifiable assets acquired. In assessing potential impairment as of September 30, 2019, management first considered qualitative factors to determine if an impairment of goodwill existed. Upon the determination of a likely impairment, management assessed the recorded goodwill balance with the fair value of the business acquired. During the assessment, management discounted the projected cash flows to determine its fair value, then recorded the difference as an impairment. Impairment in the amount of $4,803,604 was recognized in the September 30, 2019 consolidated financial statements.

During 2020, the Company evaluated qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The Company identified the drivers of fair value, then evaluated whether those drivers had been affected by events and circumstances that were positive, negative or neutral. In doing so, the Company based its analysis on the specific facts and circumstances applicable to its business, designing its assessment to address the perceived sensitivity of its business unit to changes in fair value. This analysis required the use of judgement in evaluating economic conditions, cost factors, and entity-specific events, as well as overall financial performance.

As a result of the qualitative analysis, the fair value of the reporting unit was not deemed to be more likely than not to be less than the carrying amount. As such, no impairment was recognized during the year ended September 30, 2020.

Licenses

Cannabis licenses vary in term for each jurisdiction. The Company capitalizes all costs associated with the acquisition of cannabis licenses in the year the license is obtained. Subsequent measurement is determined by the length of the term of the license. The Company acquired licenses during the year ended September 30, 2020 that have indefinite useful lives. As such, the license costs will not be amortized, but tested annually for impairment or more frequently if events or changes in circumstances indicate the carrying value may not be recoverable. Costs associated with maintaining licenses (annual fees) are expensed as incurred. The anticipated maintenance fees are not expected to be material to the consolidated financial statements.

Income Taxes

Deferred tax assets and liabilities are recorded based on the difference between the financial statement and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company calculates a provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and accounting purposes. In determining the future tax consequences of events that have been recognized in the financial statements or tax returns, judgment and interpretation of statutes are required.

In assessing realizable deferred tax assets, management assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. The Company adjusts the valuation allowance in the period management determines it is more likely than not that net deferred tax assets will or will not be realized. After review of the deferred tax asset and valuation allowance in accordance with ASC 740, management determined that it is more likely than not that the Company will not fully realize all of its deferred tax asset and a valuation allowance was recorded at September 30, 2020 and 2019.

The Company did not recognize any assets or liabilities relative to uncertain tax positions at September 30, 2020 and 2019. Interest or penalties, if any, will be recognized in income tax expense. Since there are no significant unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest. Tax positions are positions taken in a previously filed tax return or positions expected to be taken in a future tax return that are reflected in measuring current or deferred income tax assets and liabilities reported in the financial statements.

The Company reflects tax benefits, only if it is more likely than not that the Company will be able to sustain the tax return position, based on its technical merits. If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized. Management does not believe that there are any uncertain tax positions at September 30, 2020 or 2019.

The Company is generally subject to tax audits for its United States federal and state income tax returns for approximately the last four years, however, earlier years may be subject to audit under certain circumstances. Tax audits by their very nature are often complex and can require several years to complete.

Revenue Recognition

On October 1, 2017, the Company adopted ASC Topic 606, “Revenue from Contracts with Customers” (“ASC 606”) and all the related amendments using the modified retrospective method.

The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASC 606 defines a five-step process to achieve this core principle, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.

All of the Company’s revenue is associated with a customer contract that represents an obligation to perform services that are delivered at a single point in time.  Generally, payment terms on the Company’s accounts receivable range from cash on delivery to 30 days. Any costs incurred prior to the period in which the services are performed to completion are deferred and recognized as cost of revenues in the period in which the performance obligations are completed. For the years ended September 30, 2020 and 2019, substantially all of the Company’s revenue was generated from performance obligations completed in the state of Arizona.

The Company recognizes revenue as services are rendered. Services are considered complete upon successful delivery of the product to the dispensary as the Company has no further performance obligations at this point in time and collection is reasonably assured. During the year ended September 30, 2019 and until December 31, 2019, under the performance contract, the Company acted as an agent for the dispensary, did not own the marijuana products, could not exchange the marijuana products, prepared invoices for the dispensary and all employees that were in contact with marijuana products were dispensary agents of the dispensary with which we had our contract. Given these facts and circumstances, it was the Company’s policy to record the revenue related to the contract net of the amount retained by the dispensary. Per the dispensary contract, the Company was paid 85% of the wholesale market price of the marijuana products for the services rendered for the year ended September 30, 2019 and the three months ended December 31, 2019. The contract was amended in December 2019 and beginning in January 2020, the Company was paid 100% of the wholesale market price of the marijuana for the services rendered. The contract called for monthly payments in the amount of $80,000 for the three months ending March 31, 2020. Beginning April 1, 2020, the Company entered into a three-year agreement with another dispensary, which calls for monthly payments of $40,000. Prior to January 1, 2020, the Company recorded revenues at the amount it expected to collect, 85% of the total wholesale sales. Since January 1, 2020, the Company records revenue at the amount it expects to collect, 100% of the wholesale sales. The fees paid for operating under the contract are expensed to cost of revenues.

The Company’s revenues accounted for under ASC 606 do not require significant estimates or judgments based on the nature of the Company’s revenue stream. The sales price is generally fixed at the point of sale and all consideration from the contract is included in the transaction price. The Company’s contracts do not include multiple performance obligations, variable consideration, a significant financing component, rights of returns or warranties.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, consisting of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximate fair value due to their short term to maturity (level 3 inputs).  The Company’s receivable resulting from the sale of Airware, notes receivable and notes payable approximate fair value based on borrowing rates currently available on notes with similar terms and maturities (level 3 inputs).

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

Net Loss Per Share

Basic earnings per share does not include dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. Dilutive securities are not included in the weighted average number of shares when inclusion would be anti-dilutive. At September 30, 2020, and 2019 respectively, there were 22,024,419 and 656,112 shares underlying convertible notes payable, warrants and options, that were anti-dilutive.

Stock-Based Compensation

The award of an option to buy the Company’s common stock is a long-term element of compensation since on the date of the award, the exercise price, or purchase price, of the shares subject to the option is the same as the price of those shares on the open market. The recipient of a stock option will only realize its value if the market price of the shares increases over the life of the option, the award gives the executive an incentive to remain with the Company and aligns his interests with those of our stockholders.

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

Assumptions used to estimate compensation expense are determined as follows:

•	Expected term is generally determined using the average of the contractual term and vesting period of the award;
•	Expected volatility is measured using the average of historical daily changes in the market price of the Company’s common stock since March 20, 2018, the day of the merger between BSSD Group LLC and Airware Labs Corp;
•	Risk-free interest rate is equivalent to the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards.

Item 9 Labs Corp Incentive Stock option Plan:

On June 21, 2019, our board and shareholders voted to approve the 2019 Equity Incentive Plan (the “2019 Plan”). Pursuant to the 2019 Plan, the maximum aggregate number of Shares available under the Plan through awards is the lesser of: (i) 6,000,000 shares, increased each anniversary date of the adoption of the plan by 2 percent of the then-outstanding shares, or (b) 10,000,000 shares. It is the policy of the Company to issue new shares for options that are exercised.

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

The following assumptions were used to estimate the warrants issued during the year ended September 30, 2020:

Expected stock price volatility	186%

Expected dividend yield	0.00%

Risk-free interest rate	2.97%

Expected term	2.5 years

Legal Expense

The Company’s policy is to expense legal costs relating to loss contingencies as they are incurred.

Recently Issued Accounting Pronouncements

Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The update improves financial reporting about leasing transactions by requiring a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by lease terms of more than 12 months. We adopted ASU 2016-02 effective October 1, 2019. Results for reporting periods after October 1, 2019 are presented under Topic 842, while prior periods have not been adjusted. The Company elected the package of practical expedients permitted under the transition guidance which among other things, allowed the Company to carryforward the historical lease classification and to not separate lease components from non-lease components, if any. The most significant change was related to the recognition of a right-of-use asset and lease liability on our consolidated balance sheet for our real estate operating lease. The impact on our results of operations and cash flows has not been not material. See Note 10.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). The amendment is meant to simplify the accounting for convertible instruments by removing certain separation models in subtopic 470-20 for convertible instruments. The amendment also changed the method used to calculate diluted EPS for convertible instruments and for instruments that may be settled in cash. The amendment is effective for years beginning after December 15, 2021, including interim periods for those fiscal years. We are currently evaluating the impact of adoption of this standard on the Company’s consolidated financial statements and related disclosures.

There have been no other recent accounting pronouncements or changes in accounting pronouncements that have been issued but not yet adopted that are of significance, or potential significance, to us.

Note 2 – Acquisitions

AZ DP Holdings, LLC

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

Identifiable intangible assets consist of the following as of September 30, 2020 and 2019:

	Balance at October 1,	Additions from Business	Other			Balance at September 30,	Accumulated
	2019	Combinations	Additions	Amortization	Impairment	2020	Impairment
Trade names	$161,848	$—	$—	$(12,000)	$—	$149,848	$—
Customer relationships	181,250	—	—	(145,000)	—	36,250	—
Websites and other intellectual property	1,144,277	—	—	(269,242)	—	875,035	955,223
Noncompete agreement	352,500	—	—	(352,500)	—	—	—

Total other finite life intangible assets	1,839,875	—	—	(778,742)	—	1,061,133	955,223

Licenses	—	—	6,703,981	—	—	6,703,981	—
Goodwill	1,116,396	—	—	—	—	1,116,396	4,803,604

Total	$2,956,271	$—	$6,703,981	$(778,742)	$—	$8,881,510	$5,758,827

	Balance at October 1,	Additions from Business	Other			Balance at September 30,	Accumulated
	2018	Combinations	Additions	Amortization	Impairment	2019	Impairment
Trade names	$—	$120,000	$50,848	$(9,000)	$—	$161,848	$—
Customer relationships	—	290,000	—	(108,750)	—	181,250	—
Websites and other intellectual property	—	2,470,000	—	(370,500)	(955,223)	1,144,277	955,223
Noncompete agreement	—	470,000	—	(117,500)	—	352,500	—

Total other finite life intangible assets	—	3,350,000	50,848	(605,750)	(955,223)	1,839,875	955,223

Goodwill	—	5,920,000	—	—	(4,803,604)	1,116,396	4,803,604

Total	$—	$9,270,000	$50,848	$(605,750)	$(5,758,827)	$2,956,271	$5,758,827

The weighted average remaining amortization period is 4.62 years at September 30, 2020.

Future amortization is as follows for fiscal years ending:

	2021	2022	2023	2024	2025
Trade names	$17,085	$17,085	$17,085	$17,085	$17,085
Customer relationships	36,250	—	—	—	—
Websites and other intellectual property	269,242	269,242	269,242	67,309	—

Total	$322,577	$286,327	$286,327	$84,394	$17,085

The goodwill recognized in the transaction is made up of a number of factors, mostly the synergies created that have a direct impact on the Company’s expansion, and the expertise of the workforce. Though amortization of goodwill is not allowed for financial statement purposes, the $5.92 million in acquired goodwill is expected to be deductible for tax purposes on a straight-line basis over 15 years.

On November 15, 2019, Ms. Sara Gullickson voluntarily resigned as Chief Executive Officer and member of the Board of Directors of Item 9 Labs Corp. The resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices. Ms. Gullickson and the Company have mutually agreed to amend the terms of the employment agreement and non-competition agreement between Ms. Gullickson and the Company dated November 26, 2018 pursuant to which (i) the non-competition period shall be reduced from three (3) years to four (4) months; (ii) Ms. Gullickson shall receive her full salary and health benefits for four (4) months from the resignation date (a significantly reduced period of time); and (iii) Ms. Gullickson shall cancel and return to treasury an aggregate amount 2,300,000 restricted shares of Company Common Stock which were acquired by Ms. Gullickson pursuant to that certain Asset Purchase Agreement dated November 26, 2018 by and between Arizona DP Consulting LLC, an Arizona limited liability company, as seller, and Ms. Gullickson as the sole member of the seller on the one hand, and the Company and AZ DP Holdings, LLC, a Nevada limited liability company as buyer, on the other hand. The returning of the stock was accounted for as a capital contribution and treasury stock transaction. As such, there was no impact on total equity.

In exchange for the aforementioned terms, the Company and Ms. Gullickson agreed to a release of claims against each other, among other things. The agreement contains representations and warranties customary for agreements of this type.

Impairment

Upon review of the financial information and results of the operations of AZDP, management determined that there was potential impairment during the fiscal year ended September 30, 2019. Management performed an analysis of the identifiable intangible assets, finding that the websites and intellectual property had sustained impairment. After careful consideration, management recorded a loss on impairment of the websites and intellectual property in the amount of $955,223. Additionally, management performed an analysis for goodwill impairment. After its review, management recorded a loss on impairment of goodwill of $4,803,604. Given the nature of the assets being evaluated, management utilized a discounted cash flow model (Level 3 inputs) to assess the fair value of the assets, then compared the calculated fair value to the carrying value. The significant estimates utilized include a weighted average cost of capital of 11.4% and projected revenues. Management evaluated potential impairment during the fiscal year ending September 30, 2020, and believes no additional impairment has occurred.

Strive Management, LLC

In February 2020, the Company executed an agreement with the other members of Strive Management, LLC to purchase the remaining 80% of Strive Management, LLC (“Strive”), as well as the Nevada licenses its members held in another entity. The Company agreed to pay $500,000 in cash, $1,000,000 in an unsecured note payable, 3,250,000 shares of the Company’s restricted common stock and issue 2,000,000 warrants exercisable into the Company’s common stock. The warrants are to be issued upon the earlier of September 30, 2020 or three months following the date on which each provisional certificate becomes a final certificate, which has not yet occurred. The warrants have a three year term, exercise price of $1.13 and include down round provisions. In order to close the transaction, the Company borrowed $500,000 from Stockbridge Enterprises, a related party. The Company was to repay the loan by April 15, 2020. Subsequent to September 30, 2020, this loan has not been repaid and is in default. Though the Company acquired the remaining portion of Strive, Strive was not considered a business under ASC 805, Business Combinations, as it did not have a substantive process. As such, the Company is reporting the transaction as an asset acquisition. As of September 30, 2020, $6,703,981 has been recorded to licenses relating to the transaction.

Note 3 - Property and Equipment, Net

The following represents a summary of our property and equipment as of September 30, 2020 and 2019:

	2020	2019
Cultivation and manufacturing equipment	$169,069	$154,059
Construction in progress	4,212,208	4,060,297
Land and building	3,093,780	3,093,549
	7,475,057	7,307,905
Accumulated Depreciation	(266,297)	(137,483)
	$7,208,760	$7,170,422

Depreciation expense was $128,814 and $70,384 for the years ended September 30, 2020 and 2019, respectively.

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

Due to the long-term nature of the final $300,000 payment, the Company recognized a discount of $70,070 using a discount rate of 21.50%. As additional consideration, the Company was given a 10% ownership interest in Health Defense LLC. This ownership was valued at $100,000 and is reflected on the consolidated balance sheet as Investment in Health Defense at September 30, 2019. During 2020, the Company determined the fair value of the investment to be lower than the carrying value. As such, the Company recorded an impairment charge of $100,000, reducing the carrying amount to $0.

During the year ended September 30, 2019, management determined that the receivable described above should be classified as long-term on the consolidated balance sheet as the payments have not been made as scheduled. Additionally, management has recorded an additional reserve on the receivable of $596,430 and $307,430 as of September 30, 2020 and 2019, respectively.

Note 5 – Notes Receivable

On May 11, 2018, the Company entered into a Promissory Note Agreement with a borrower in the principal amount of $150,000. This is a one year note with 20% non-compounded annual interest payable at maturity. It is convertible at the discretion of the Company into a unit offering of the borrower at a 15% discount. The note is personally guaranteed by the borrowers. This note is in default and is on non-accrual status. The Company received a payment of $20,000 during the year ending September 30, 2020. The Company has recorded a reserve of $80,000 and $0 on this note at September 30, 2020 and 2019, respectively.

On May 15, 2018, the Company entered into a Promissory Note Agreement with a borrower in the principal amount of $60,000. This is a one year note with 15% non-compounded annual interest payable at maturity. It is convertible at the discretion of the Company into an interest in a strategic partnership of ownership and operations of a certain dispensary license. The note is personally guaranteed by the borrower. This note is in default and is on non-accrual status. At September 30, 2020 and 2019, the principal and interest has been fully reserved.

For the years ended September 30, 2020 and 2019, the Company has accrued $30,000, of interest receivable related to these notes which is included in notes and interest receivables on the accompanying consolidated balance sheets.

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

Pursuant to the Loan Agreement, the Company could make multiple borrowings under the Loan Agreement in the total aggregate principal amount of up to $2.5 million (the “Loan”) for the purpose of completing development and construction on certain real property located in Pahrump, Nevada owned by the Company. The Loan was a multiple advance credit facility. The Company drew $2,000,000 on August 28, 2019 and an additional $200,000 on November 26, 2019. Interest in the amount of 15% of the total amount borrowed (based on total draws) under the Loan was to be paid in addition to principal at the maturity date. The Loan had a term of sixty days from funding of the Loan and could be extended for additional sixty days subject to the satisfaction of certain conditions including ten days’ notice and an extension loan fee of 15% of the aggregate total of advances under the Loan. The Loan is secured by a first priority interest in the Company’s real property located in Coolidge, Arizona, including improvements and personal property thereon (the “Property”) and includes an unconditional guarantee by Item 9 Labs Corp. The 5-acre property has 20,000 square feet of buildings, housing the cultivation and processing operations. On March 23, 2020, the Company paid $2,000,000 on the note and reached a settlement to bring the note current. The settlement calls for monthly interest payments of $22,000 and the remaining principal balance of the note of $1,200,000 is due on March 1, 2021. There was a prepayment penalty equal to all interest payments due through October 1, 2020 if the note is paid in full prior to that date.

Stockbridge/Viridis Note

In connection with the $2,000,000 payment on the Loan Agreement described above, on March 23, 2020 the Company borrowed debt proceeds from Stockbridge Enterprises and Viridis I9 Capital LLC, both related parties. The $2,200,000 borrowing is unsecured, had an original term of six months, is convertible into restricted common shares of the Company at the lesser of $1.00 per share or at a 20% discount to the market price, and accrues interest at a rate of 12% per year. The note is currently in default, though the parties are negotiating a long-term arrangement. All principal and interest were due on the maturity date. The debt includes a provision for the issuance of 10,000,000 warrants exercisable into the Company’s common stock. The note contained a beneficial conversion feature valued at $2,562,099 as of the date of the note. The beneficial conversion feature was recorded to interest expense during the year ended September 30, 2020. As of September 30, 2020, the value of the shares issuable upon conversion exceeds the balance of the note by $1,100,000. The exercise price on the warrants is $.75 and the warrants have a term of 5 years. The debt and warrants were recorded at their relative fair values. The resulting discount was being amortized to interest expense over the term of the debt. The balance of the debt, discount, amortized discount and accrued interest are as follows at September 30, 2020.

Principal balance	$ 2,200,000
Discount	$ 1,726,099
Amortization	$ 1,726,099
Accrued interest	$ 110,904

Stockbridge Note

The Company entered into an additional note with Stockbridge Enterprises, a related party, in February 2020. The $500,000 borrowing had a term of 60 days and bears interest at 6% per year. All principal and interest were due on the maturity date. The note includes a provision for the issuance of 500,000 warrants exercisable into the Company’s common stock. The warrants have an exercise price of $1.00 and a term of 5 years. The note contains provisions to reduce the exercise price each month if the note is in default. The warrant value was determined using a $.05 exercise price as it is management’s estimate that the note will be repaid after September 30, 2020, the date the exercise price on the warrants reduces to $.05. The resulting discount was being amortized to interest expense over the term of the note. The original maturity of the note was April 2020. The note is currently in default, though the parties are negotiating a long-term arrangement. The balance of the note, discount, amortized discount and accrued interest is as follows at September 30, 2020.

Principal balance	$ 400,000
Discount	$ 257,094
Amortization	$ 257,094
Accrued interest	$ 21,945

CBR

In June 2020, the Company executed on a short-term financing arrangement. The net proceeds of $873,000 are being utilized to further expand the production capabilities of our operations in Arizona. Thirty payments of $40,500 are due weekly and the arrangement matures in January 2021. The loan is secured by future revenues of our operations in Arizona. The note has an effective annual interest rate of 60%. The balance of this short-term financing arrangement was $490,716 at September 30, 2020.

In September 2020, the Company executed on a short-term financing arrangement. The proceeds of $490,000 are being utilized to further expand the production capabilities of our operations in Arizona. Five payments of $11,250 are due weekly through October 14, 2020 and twenty-five payments of $24,750 are then due weekly until the arrangement matures in April 2021. The loan is secured by future revenues of our operations in Arizona. The note has an effective annual interest rate of 60%. The balance of this short-term financing arrangement was $480,000 at September 30, 2020.

Note 7 – Unsecured Convertible Notes Payable

In the reverse recapitalization disclosed in Note 1, the Company assumed one unsecured convertible note payable with principal balance totaling $20,000 which was due in August 2012, carries an interest rate of 8% and is convertible to common stock at $.50 per share, which would be 62,710 shares as of September 30, 2020 and 2019. As of September 30, 2020 and 2019, this unsecured convertible note payable is considered in default and has been presented as a current liability on the consolidated balance sheets. The Company terminated accruing interest on the note as of September 30, 2019 as the lender is unresponsive to the Company in order for the Company to repay the loan. As of September 30, 2020, the value of the shares issuable upon conversion exceeds the balance of the note by $62,710.

In June 2020, the Company issued an unsecured convertible note payable with a principal balance totaling $50,000, which is due in March 2021. As the conversion rate is $1.00, there are 50,000 shares of the Company’s common stock subject to conversion as of September 30, 2020. Interest payments of $1,000 (24% per annum) are due monthly. The note entitles the holder to convert any portion of the debt into shares of common stock of the Company at any time during the note term at $1.00 per share. There is no prepayment penalty. As of September 30, 2020, the value of the shares issuable upon conversion exceeds the balance of the note by $25,000.

Note 8 – Long Term Debt

Viridis (original)

On September 13, 2018, the Company entered into a Loan and Revenue Participation Agreement with Viridis Group I9 Capital LLC (“Viridis”), a related party, in which Viridis agreed to loan the Company up to $2.7 million for the expansion of the Company’s Arizona and Nevada properties (see Note 13). As of September 30, 2018, the Company received $1,500,000 of proceeds from Viridis in the form of a promissory note. The $1,500,000 proceeds were utilized to acquire a 20% ownership in Strive Management, LLC as described in Notes 1 and 9, and is collateralized with a Deed of Trust on the Company’s approximately 5 acre property and construction in progress. In exchange for the loan, Viridis was to be repaid in the form of waterfall revenue participation schedules. Viridis was to receive 5% of the Company’s gross revenues from the Nevada operations until the loan is repaid, 2% until repaid 200% of the amount loaned, and 1% of gross revenues in perpetuity or until a change in control. Payments on the loan will commence 90 days after the Nevada operation begins earning revenue. Parties acknowledge that the Company was expected to own only 51% of the Nevada operations and therefore Viridis’ revenue participation is limited to the Company’s interest. On February 14, 2020, the Company acquired the remaining 80% membership interest in Strive Management, LLC. Therefore, the revenue participation payments will be based on 100% of the revenues of the Company’s Nevada operations. The operations in Nevada have not yet begun as of the date of this filing. On August 26, 2019, the loan was amended to include additional 6% annualized interest in exchange for Viridis subordinating its debt to another lender.

Viridis NV (restructured)

On May 1, 2020, under a troubled debt restructuring, the Company renegotiated the $1,500,000 note payable. As part of the restructuring, the Company issued 1,944,444 warrants exercisable into the Company’s common stock in exchange for the termination of the revenue participation provisions included in the original note. The exercise price on the warrants is $1.00 and they have a term of 5 years. Accrued interest in the amount of $64,849 was added to the principal balance of the note, making the total principal $1,564,849, and it carries an annualized interest rate of 10%. Interest only payments of $13,040 shall be paid monthly until 3 months following the commencement date of the Company’s operations in Nevada at which time monthly principal and interest payments of $33,962 will be required for 36 months, with a balloon payment of $881,713 due upon the note’s maturity. The note also entitles Viridis to a gross revenue participation of the Nevada Operations equal to 1% of the gross sales (up to $20,000 monthly) upon the maturity of the note and for the subsequent 5-year period. The debt and warrants were recorded at their relative fair values. The resulting discount will be amortized to interest expense over the term of the debt. The loan is secured by a first deed of trust against the Company’s facility (currently under construction) in Nevada. The balance of the debt, discount, amortized discount and accrued interest is as follows at September 30, 2020.

Principal balance	$ 1,564,849
Discount	$ 731,228
Amortization	$ 87,051
Accrued interest	$ 390,712

Under the troubled debt restructuring, the Company has an unrecognized gain totaling $261,020 at September 30, 2020 included in accrued interest that will be amortized to offset interest expense in future periods.

Viridis AZ (original)

The additional $1,200,000 of proceeds drawn during the year ended September 30, 2019 were utilized to construct an additional 10,000 square foot cultivation and processing facility in Arizona that became operational in June 2019. The loan was originally collateralized with a Deed of Trust on the Company’s 5 acre parcel in Coolidge, AZ and its two 10,000 square foot buildings. In August 2019, Viridis agreed to subordinate its first priority Deed of Trust and move into a 2nd position. The proceeds were received as construction draws between November 2018 and January 2019. In exchange for the loan, Viridis will be repaid in the form of waterfall revenue participation schedules. Viridis shall receive 5% of the Company’s gross revenues from the Arizona operations until the loan is repaid, 2% until repaid 200% of the amount loaned, and 1% of gross revenues in perpetuity or until a change in control. Payments on the loan will commence 90 days after the Arizona operation begins earning revenue. Interest on the notes accrue monthly at a 2.9% annual rate. On August 26, 2019, the loan was amended to include additional 6% annualized interest in exchange for Viridis subordinating its debt to another lender.

Viridis AZ (restructured)

On May 1, 2020, under a troubled debt restructuring, the Company renegotiated the $1,200,000 note payable. As part of the restructuring, the Company issued 1,555,556 warrants exercisable into the Company’s common stock in exchange for the termination of the revenue participation provisions included in the original note. The exercise price on the warrants is $1.00 and they have a term of 5 years. Accrued interest in the amount of $186,370 was added to the principal balance of the note, making the total principal $1,386,370, and it carries an annualized interest rate of 10%. Interest only payments of $11,553 shall be paid monthly until November 1, 2020 at which time monthly principal and interest payments of $28,144 will be required for 36 months, with a balloon payment of $693,185 due upon the note’s maturity. The note also entitles Viridis to a gross revenue participation of the Arizona Operations equal to 1% of the gross sales (up to $20,000 monthly) upon the maturity of the note and for the subsequent 5-year period. The debt and warrants were recorded at their relative fair values. The resulting discount will be amortized to interest expense over the term of the debt. The loan is secured by a second position lien against the Company’s facility in Arizona. The balance of the debt, discount, amortized discount and accrued interest is as follows at September 30, 2020.

Principal balance	$ 1,386,370
Discount	$ 612,760
Amortization	$ 72,948
Accrued interest	$ 218,235

Under the troubled debt restructuring, the Company has an unrecognized gain totaling $83,732 at September 30, 2020 included in accrued interest that will be amortized to offset interest expense in future periods.

Virids

The Company’s subsidiary, BSSD Group, LLC borrowed $269,000 from Viridis Group in December 2019. This note bore annualized interest at 15%. On May 1, 2020, under a troubled debt restructuring, the Company renegotiated the $269,000 note payable. As part of the restructuring, the Company issued 400,000 warrants exercisable into the Company’s common stock. The warrants have an exercise price of $1.00 and a term of 5 years. The agreement contains provisions to reduce the exercise price each month the note is not paid in full. The warrant value was determined using a $.05 exercise price as it is management’s estimate that the note will be repaid after September 30, 2020, the date the exercise price on the warrants reduces to $.05. The resulting discount is being amortized to interest expense over the term of the note. Accrued interest in the amount of $14,666 was added to the principal balance of the note, making the total principal $283,666, and it carries an annualized interest rate of 15%. Payments of principal and interest in the amount of $9,833 are due monthly until the note’s maturity on May 1, 2023. The debt and warrants were recorded at their relative fair values. The resulting discount will be amortized to interest expense over the term of the debt. The balance of the debt, discount, amortized discount and accrued interest is as follows at September 30, 2020.

Principal balance	$ 283,666
Discount	$ 151,212
Amortization	$ 21,002
Accrued interest	$ 16,933

Strive Note

In connection with the license acquisition described in Note 2, the Company entered into a note payable with the sellers in February 2020. The $1,000,000 note has a term of two years starting September 30, 2020 and bears interest at 2% per year. A principal payment in the amount of $500,000 is due on the earlier of October 10, 2020 or three months following the date on which each provisional certificate becomes a final certificate. Due to the low stated interest rate on the note, management imputed additional interest on the note. The effective interest rate is 8%. The note is secured by cultivation and processing licenses. The balance of the note, discount, amortized discount and accrued interest is as follows at September 30, 2020:

Principal balance	$ 1,000,000
Discount	$ 155,040
Amortization	$ 76,424
Accrued interest	$ —

The future minimum payments of all debt obligations as of September 30, 2020 are as follows:

Future Minimum Payments
Year	Amount
2021	$6,223,051
2022	850,053
2023	1,605,673
2024	722,324
9,401,101
Unamortized discount	(1,392,815)
Imputed interest	(325,500)
7,682,786
Less: current portion	(5,463,150)

Non-current portion	$2,219,636

A summary of all interest expense for the year ended September 30, 2020 is as follows:

Amortization of debt discount	$2,240,617
Amortization of beneficial conversion	2,562,099
Notes payable interest	1,902,741
Finance charges and other interest	254,248

Total interest expense	$6,959,705

Note 9 – Variable Interest Entity

As of September 30, 2019, the Company determined that it held a variable interest in Strive Management due to the Company being its sole source of capital. Further, the Company had agreed to raise $4,000,000 on Strive Management’s behalf through promissory note agreements that the Company would guarantee. No funds have been raised as of the date of these consolidated financial statements. If the funds are not raised, the additional 31% interest due to the Company upon operational approval from the State of Nevada as discussed in Note 1 would have been subject to reclamation by the other members of Strive Management. The Company had been determined to be the primary beneficiary of Strive Management as the Company had the power to direct the activities that significantly impacted Strive Management’s economic performance and the obligation to absorb losses. Strive Management’s financial statements as of September 30, 2020 and 2019 have been consolidated with the Company.

As discussed in Note 2, the Company completed the purchase of the remaining ownership interests of Strive Management LLC in February 2020.

Note 10 – Leases

The Company leases its corporate office from an entity controlled by the CEO of the Company, under an operating lease. The lease is for a term of 5 years beginning September 1, 2019. The lease includes fixed rental payments, with annual escalators, and may include additional rent if the actual operating expenses of the building in years two through five exceed the actual operating expenses of the first year. Interest was imputed using a discount rate of 20%. The lease does not include renewal options. The following is a schedule by fiscal year of future minimum payments required under the lease together with their present value as of September 30, 2020:

Future Minimum
Payments
2021	$80,013
2022	82,114
2023	84,215
2024	78,963

325,305

less imputed interest	(124,489)

$200,816

The total lease cost reported in the years ended September 30, 2020 and 2019 was $81,939, and $0, respectively.

Note 11 – Income Taxes

Income tax provision reflected in the consolidated statements of operations for the years ended September 30, 2020 and 2019 consist of the following:

	2020	2019
Federal	$(1,975,984)	$(720,000)
State	(590,000)	(480,000)
Valuation allowance	2,480,000	1,200,000

Income Tax Provision	$(85,984)	$—

The following table summarizes the effects of the significant differences between the U.S. federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for the years ended September 30, 2020 and 2019:

	2020	2019
U.S. federal statutory rate	$(2,585,984)	$(2,020,000)
Non-deductible items	610,000	1,300,000
State statutory rate	(590,000)	(480,000)
Valuation allowance	2,480,000	1,200,000

Totals	$(85,984)	$—

The Company has net operating loss carryforwards on its Federal and State filings approximating $20 million and $10 million, respectively at September 30, 2020. Additionally, there are temporary differences between the Company’s tax filings and these consolidated financial statements due to differing tax treatment of allowance for doubtful accounts, amortization of intangible assets, and interest expense that lead to additional deferred tax assets. The deferred tax assets has been fully reserved due to the uncertainty of the Company’s ability to utilize them. The schedule below summarizes the Company’s deferred tax assets as of September 30, 2020 and 2019:

2020
Allowance for doubtful accounts	$210,000
Amortization/depreciation	30,000
Interest expense	1,780,000
Other	150,000
Federal net operating loss carryforwards	4,670,000
State net operating loss carryforwards	740,000

Total	7,580,000

Valuation allowance	(7,580,000)

Net deferred tax assets	$—

The Company’s federal and state NOLs expire as follows:

Year ending September 30,	Federal	State
2029	$899,349	$—
2030	2,955,684	—
2031	3,023,263	—
2032	1,629,276	—
2033	3,959,883	2,671,402
2034	1,380,059	1,380,009
2035	2,422,693	2,422,695
2036	1,502,317	1,502,317
2038	—	329,706
2039	—	2,164,398
Indefinitely	2.494,101	—

Pursuant to Internal Revenue Code Section 382, annual utilization of the Company’s net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period. Because the deferred tax asset is fully reserved, the Company has not fully analyzed whether such limitation has occurred at this time. However, given the equity issuances during the years ended September 30, 2020 and prior, it is likely that a section 382 limitation has been incurred.

Note 12 - Concentrations

For the years ended September 30, 2020 and 2019, substantially all of the Company’s revenue was generated from a single customer. The Company’s wholly owned subsidiary provides services to this customer under a three-year Cultivation Management Services Agreement that commenced on April 1, 2020. Provisions of the agreement require 30-day written notice to terminate except for the following circumstances, in which case the agreement is cancellable with no notice: (i) uncured default; (ii) gross negligence, intentional, or willful misconduct by either party; (iii) and federal or state enforcement action against either party; (iv) any change or revocation of state or local law that has the effect of prohibiting the legal operation of the Cultivation Facility; (v) the dispensary license renewal is not approved; (vi) the dispensary fails to maintain its dispensary license in good standing with the regulators resulting in the revocation of the dispensary license.

Note 13 - Commitments and Contingencies

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

On April 20, 2018, the Company entered into an agreement for the purchase of approximately 44 acres of land from an affiliate of a founding member of BSSD. The purchase price of the property is $3,000,000, payable as follows; (i) $200,000 deposited with escrow agent as an initial earnest money deposit, (ii) on or before February 1, 2019, the Company will deposit an additional $800,000 into escrow as additional earnest money deposit and (iii) the balance of the purchase price shall be paid via a promissory note. The earnest money amounts are non-refundable. The Company has negotiated an amendment to this agreement that will spread the $800,000 payment over the course of 4 months. As of the date of these financial statements, $600,000 has been deposited in escrow which has been classified as a long-term asset on the consolidated balance sheet as of September 30, 2020. As of September 30, 2020, the Company is in negotiations with multiple lenders to complete the transaction and commence additional construction.

On June 26, 2018, the Company entered into a contractor agreement with Chase Herschman pursuant to which he will provide services in exchange for $120,000 annually, payable each month; up to $420,000 in common stock options which shall vest upon the occurrence of certain benchmarks as described in the contractor agreement and a commission of 1% of the gross profits of the Nevada Operations of the Company. This agreement was terminated in May 2020. The Company had an outstanding balance owed on the contract totaling $10,000 as of September 30, 2020.

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

As of September 30, 2020, the Company received the $1,500,000 and invested the funds in Strive Management (see Notes 2, 8 and 9). The remaining $1,200,000 has been provided by Viridis directly to contractors of the Arizona property from an account owned and controlled by Viridis. The notes were amended on May 1, 2020, altering the revenue participation. See Note 8 for updated terms.

On July 1, 2019, the Company entered into a three year agreement with a concert venue to be the name sponsor for the venue. In exchange, the Company issued 45,457 shares of restricted common stock valued at $200,000 ($4.40/share) and is to pay $5,000 monthly for the first 12 months and $60,000 in July 2020 and 2021. Due to COVID-19, the concert venue has not been open since March 2020. In June 2020, the Company and the venue cancelled the agreement with an effective date of March 11, 2020, and no additional amounts were owed at the date of cancellation.

The Company entered into a 60 month lease with VGI Citadel LLC to rent office space for its corporate headquarters which began on September 1, 2019. The lease payments total $6,478 monthly for the first twelve months, include all utilities and an estimated amount for common area maintenance and real estate taxes. The monthly lease rate increases to $6,653, $6,828, $7,003, and $7,178 for years two through five, respectively. See Note 10.

The Company entered into a one-year employment agreement with Andrew Bowden, the Company’s CEO in November 2019. The base salary is $200,000, with the ability to earn an additional $200,000 through bonuses at the board’s discretion. The agreement contains customary terms and clauses relating to termination and non-competition.

As of September 30, 2020, the Company has unpaid payroll taxes totaling approximately $1,700,000, which includes estimated penalties and interest.

Note 14– Related Party Transactions

As discussed in Note 13, the Company has entered into an agreement as of April 20, 2018 for the purchase of land. The land owner is one of the original members of BSSD and a current employee of the Company.

As discussed in Notes 8 and 13, the Company has entered into Loan and Revenue Participation Agreements and a Promissory Note with Viridis. The member of Viridis was elected to the Company’s board of directors on December 21, 2018 and is currently the Company’s CEO.

As discussed in Note 8, BSSD Group, LLC, a wholly owned subsidiary of the Company entered into a loan agreement with Viridis during the year ended September 30, 2020.

As discussed in Note 2, the Company issued 3,000,000 shares of restricted common stock as part of the asset purchase agreement dated November 26, 2018. As part of November 15, 2019 settlement agreement, Ms. Gullickson returned 2,300,000 share of stock to the Company.

During the year ending September 30, 2019, the Company issued 5,000,000 shares of restricted common stock to Viridis I9 Capital LLC, an LLC in which board Director and CEO, Andrew Bowden is a member. The sales price was $1.00 per share with net proceeds of $5,000,000.

As discussed in Note 6, the Company has notes payable to Viridis I9 Capital LLC and Stockbridge Enterprises in the amount of $2,200,000.

As discussed in Note 6, the Company has a note payable to Stockbridge Enterprises in the amount of $400,000 at September 30, 2020.

As discussed in Note 12, the Company has a lease agreement with VGI Capital LLC. A member of VGI Capital was elected to the Company’s board of directors on December 21, 2018 and is currently the Company’s CEO.

As discussed in Note 15, the Company granted stock options to various members of management, and employees during the year ended September 30, 2020.

During the year ended September 30, 2020, 10,000,000 shares of the Company’s common stock were returned to treasury by the founding members of Item 9 Labs.

As part of his compensation, the Company’s Chief Operating Officer was granted 38,460 shares of Company stock from January 15, 2019 and January 15, 2020.

Included in our accounts payable at September 30, 2020 and 2019 is approximately $188,000 and $185,000, respectively, in amounts due to related parties.

Note 15 - Stockholders’ Equity

Common Stock

During the year ended September 30, 2019, the Company raised $5,885,003 via private placement. 5,000,000 shares were issued for $1 per share and 590,003 shares were issued for $1.50 per share.

As discussed in Note 2, during the year ended September 30, 2019 the Company issued 3,000,000 shares of restricted common stock, valued at $7,770,000 as consideration for the acquisition of the majority of the assets in AZ DP Consulting, LLC.

During the year ended September 30, 2019, in the normal course of business, the Company issued 233,986 shares of restricted common stock, valued at $833,965 as consideration for various contracts, including venue sponsorships, marketing, and investor relations.

During the year ended September 30, 2019, the Company issued 52,374 shares of restricted common stock to employees, valued at $233,652.

During the year ended September 30, 2020, in the normal course of business, the Company issued 1,443,108 shares of restricted common stock, valued at $1,483,279 as consideration for various contracts, including venue sponsorships, marketing, and investor relations.

As discussed in Note 2, during the year ended September 30, 2020 the Company issued 3,250,000 shares of restricted common stock, valued at $3,737,500 as consideration for the acquisition of the remaining membership interest in Strive Management, LLC, and cannabis licenses.

As discussed in Notes 2 and 14, 12,300,000 shares of the Company’s common stock were returned to treasury during the year ended September 30, 2020.

Warrants

As of September 30, 2020, there are 16,500,000 warrants for the purchase of the Company’s common stock outstanding. The Company issued 16,400,000 warrants during the year ended September 30, 2020. Warrants outstanding as of September 30, 2020 and 2019 are as follows:

	Common Shares
	Issuable Upon Exercise	Exercise Price	Grant Date	Expiration
Warrants issued by predecessor	175,000	$2.00	3/31/2015	8/31/2020
Warrants issued by predecessor	100,000	$1.00	7/28/2016	7/28/2021
Warrants issued by predecessor	23,411	$1.30	12/22/2016	12/22/2019

Balance of Warrants at September 30, 2019	298,411

Warrants issued by predecessor	100,000	$1.00	7/28/2016	7/28/2021
Warrants issued in connection with debt financing	500,000	$0.05	2/14/2020	2/14/2025
Warrants issued in connection with acquisition	2,000,000	$1.13	2/14/2020	2/14/2023
Warrants issued in connection with debt financing	10,000,000	$0.75	3/28/2020	3/29/2025
Warrants issued in connection with debt financing	3,500,000	$1.00	5/1/2020	5/2/2025
Warrants issued in connection with debt financing	400,000	$0.05	5/1/2020	5/2/2025

Balance of Warrants at September 30, 2020	16,500,000

Stock Options

On July 15, 2020, the Company granted 2,916,718 stock options to management and its employees. The options are exercisable at $0.87 per share with a ten year term. The options will vest equally over 2 years unless there is a change in control of the Company at which time any unvested options vest immediately. As of September 30, 2020, there are 3,211,709 stock options outstanding.

The Company determines the fair value of stock options issued on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for determining the fair value of the options granted during the year ended September 30, 2020:

Expected stock price volatility	183.60%

Expected dividend yield	0.00%

Risk-free interest rate	0.63%

Expected term	5 years

Stock-based compensation recognized	$ 334,631

Unrecognized compensation expense	$ 2,132,711
to be recognized in future periods

We do not have an extensive history as a public company and our common stock transactions are infrequent, therefore the expected stock price volatility is a significant input into the black scholes option pricing model. The volatility was calculated using the historical market activity of the Company since March 20, 2018, the day of the merger between BSSD Group LLC and Airware Labs Corp.

The following is a summary of stock option activity for the years ended September 30, 2020 and 2019:

	Common Shares Issuable Upon	Weighted Average	Weighted Average Remaining	Aggregate
	Exercise of	Exercise	Contractual	Intrinsic
	Options	Price	Term in Years	Value
Balance of Options at October 1, 2018	294,991	$5.17	5.50	$—

Options issued by predecessor	—	—	—	—
Exercised	—	—	—	—
Forfeited/Cancelled	—	—	—	—

Balance of Options at September 30, 2019	294,991	$5.17	4.50	—

Options granted	2,916,718	$0.87	9.79	1,837,532
Exercised	—	—	—	—
Forfeited/Cancelled	—	—	—	—

Balance of Options at September 30, 2020	3,211,709	$1.26	9.22	$1,837,532

Exercisable at September 30, 2019	279,991	$5.32	4.28	$—
Unvested at September 30, 2019	15,000	$2.40

Exercisable at September 30, 2020	287,491	$5.24	3.39	$—
Unvested at September 30, 2020	2,924,218	$0.87

The number and weighted average grant-date fair value for unvested stock options for the year ended September 30, 2020 is as follows:

	Number	Weighted Average
	of Options	Grant Date Fair Value
Unvested at September 30, 2019	15,000	$2.40
Unvested at September 30, 2020	2,924,218	$0.87
Granted during year ended September 30, 2020	2,916,718	$0.87
Vested during year ended September 30, 2020	7,500	$2.40
Forfeited during year ended September 30, 2020	—	$—

The options granted during the year ended September 30, 2020 had a fair value of $2,437,385, or $0.84 per option, as of the grant date. The fair value of options vested during the year ended September 30, 2020 is immaterial.

Note 16 - Subsequent Events

Subsequent to September 30, 2020, the Company raised $5,667,350 via private placement to unrelated third party investors. 6,679,235 shares of the Company’s restricted common stock were issued for $0.85 per share.

In October 2020, the Company, certain of its subsidiaries and affiliates were named in a lawsuit. The lawsuit was derived from a transaction between the plaintiff(s) and a group of defendants unrelated to the Company. The Company and its affiliates were named as the Company had prior business dealings with the principals of some of the defendants. Given the nature of the suit, and the lack of merit of the lawsuit being associated with the Company, its subsidiaries, or its affiliates, the Company will vigorously defend itself and believes the potential for a negative outcome is remote. As such, the Company has not recorded a loss contingency at September 30, 2020.

On December 13, 2020, the Company and I9 Acquisition Sub Inc. (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Agreement”) with OCG Inc., a Colorado corporation (“Target”), pursuant to which the Merger Sub will be merged with and into the Target in a reverse triangular merger with the Target continuing as the surviving entity as a wholly-owned direct subsidiary of the Company (“Merger”). On the terms and subject to the conditions set forth in the Agreement, upon the completion of the Merger, the Target Shareholders shall become stockholders of the Company through the receipt of an aggregate 19,080,000 restricted shares of the Common Stock of the Company, of which 7,632,000 shares will be held in escrow for 6-18 months (“Merger Consideration”). The parties are currently working to complete all conditions to the Merger and anticipate the closing to happen in the Company’s second quarter. As the initial merger agreement was agreed upon in February 2020, the Company agreed to fund a line of credit to assist in funding the operations of OCG Inc. during the process. The payments made on behalf of OCG Inc are reported as deposits on investment in the amount of $640,000 as of September 30, 2020. The Agreement dated December 13, 2020 supersedes and replaces all prior agreements between the parties, including that certain merger agreement dated February 27, 2020.

Note 17 – Going Concern

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

(b) EXHIBITS

The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are attached hereto unless otherwise indicated as being incorporated by reference, as follows:

Exhibit
Number	Description of Exhibit
3.01a	Articles of Incorporation dated June 15, 2010	Filed with the SEC on May 12, 2011 as part of our Registration Statement on Form S-1/A.
3.01b	Certificate of Amendment to Articles of Incorporation dated October 22, 2012	Filed with the SEC on November 13, 2012 as part of our Current Report on Form 8-K
3.01c	Certificate of Amendment to Articles of Incorporation dated March 15, 2018	Filed with the SEC on June 27, 2019 as an exhibit to our Registration Statement on Form 10-12G
3.01d	Certificate of Amendment to Articles of Incorporation dated March 19, 2018	Filed with the SEC on June 27, 2019 as an exhibit to our Registration Statement on Form 10-12G
3.01e	Certificate of Amendment to Articles of Incorporation dated April 3, 2018	Filed with the SEC on June 27, 2019 as an exhibit to our Registration Statement on Form 10-12G
3.01f	Certificate of Amendment to Articles of Incorporation dated October 9, 2018	Filed with the SEC on June 27, 2019 as an exhibit to our Registration Statement on Form 10-12G
3.02	Bylaws	Filed with the SEC on May 12, 2011 as part of our Registration Statement on Form S-1/A.
4.1	2019 Equity Incentive Plan	Filed with the SEC on June 27, 2019 as an exhibit to our Registration Statement on Form 10-12G
10.03	Share Exchange Agreement between Crown Dynamics Corp. and Airware Dated March 20, 2012	Filed with the SEC on March 26, 2012 as part of our current report on Form 8-K.
10.04	Agreement and Plan of Exchange between Item 9 Labs Corp. fka Airware and BSSD Group, LLC dated March 20, 2018	Filed with the SEC on June 27, 2019 as an exhibit to our Registration Statement on Form 10-12G
10.05	Purchase Agreement between Sidewinder Dairy, Inc. and the Company dated April 20, 2018	Filed with the SEC on August 16, 2019 as an exhibit to our Form 10-Q
10.6	Asset Purchase Agreement between Item 9 Labs Corp. and AZ DP Consulting, LLC dated November 26, 2018	Filed with the SEC on June 27, 2019 as an exhibit to our Registration Statement on Form 10-12G
10.7	Loan and Revenue Participation Agreement between Item 9 Labs Corp. and Viridis Group I9 Capital LLC dated September 13, 2018	Filed with the SEC on June 27, 2019 as an exhibit to our Registration Statement on Form 10-12G
10.8	Severance Agreement between Airware Labs Corp and Jeffrey Rassas, effective July 16, 2013	Filed with the SEC on July 19, 2013 as part of our Current Report on Form 8-K.
10.9	Employment Agreement with Sara Gullickson dated November 26, 2018	Filed with the SEC on June 27, 2019 as an exhibit to our Registration Statement on Form 10-12G
10.10	Term Sheet between Company and Strive Management LLC dated June 15, 2018	Filed with the SEC on August 22, 2019 as an exhibit to our Registration Statement on Form 10-12G/A
10.11	Agreement and Plan of Merger between Item 9 Labs Corp, I9 Acquisition Sub, Inc., and OCG Inc.	Filed with the SEC on December 14, 2020 as part of our Current Report on Form 8-K.
14.1	Code of Ethics	Filed with the SEC on June 27, 2019 as an exhibit to our Registration Statement on Form 10-12G
21	Subsidiaries	Incorporated by reference.

31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
99.1	Audit Committee Charter	Filed with the SEC on June 27, 2019 as an exhibit to our Registration Statement on Form 10-12G
99.2	Compensation Committee Charter	Filed with the SEC on June 27, 2019 as an exhibit to our Registration Statement on Form 10-12G
99.3	Nominations and Governance Committee Charter	Filed with the SEC on June 27, 2019 as an exhibit to our Registration Statement on Form 10-12G
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

57

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Know Labs, Inc. (the "Registrant") has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITEM 9 LABS CORP.

(Registrant)

Date: January 12, 2021	By:	/s/ Andrew Bowden
Andrew Bowden
Chief Executive Officer, and Director
(Principal Executive Officer)

Date: January 12, 2021	By:	/s/ Robert Mikkelsen
Robert Mikkelsen
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Andrew Bowden	Chief Executive Officer and Director	January 12, 2021
Andrew Bowden	(Principal Executive Officer)

/s/ Robert Mikkelsen	Chief Financial Officer	January 12, 2021
Robert Mikkelsen	(Principal Financial/Accounting Officer)

/s/ Douglas Bowden	Director	January 12, 2021
Douglas Bowden

/s/ Ronald L. Miller	Director	January 12, 2021
Ronald L. Miller

/s/ Jeffrey Rassas	Director	January 12, 2021
Jeffrey Rassas

/s/ Bryce Skalla	Director	January 12, 2021
Bryce Skalla

/s/Michael Keskey	Director	January 12, 2021
Michael Keskey

58