Form 10-Q
period 2020-12-31
Item 9 Labs Corp.
filed 2021-02-16
CIK 1500123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

As of February 10, 2021, there were 68,344,947 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

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

ITEM 9 LABS CORP.

FORM 10-Q

DECEMBER 31, 2020

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ITEM 9 LABS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	December 31,	September 30,
	2020	2020
ASSETS
Current Assets:
Cash and cash equivalents	$1,613,577	$84,677
Accounts receivable, net of allowance for doubtful accounts of $76,052 and $81,018, respectively	1,454,836	352,598
Deferred costs	3,449,462	2,147,110
Prepaid expenses and other current assets	610,846	307,905
Total current assets	7,128,721	2,892,290

Property and equipment, net	7,726,640	7,208,760
Right of use asset	180,620	196,756
Deposits	1,940,031	1,243,738
Receivable for sale of Airware assets, net of reserves of $596,430	155,715	160,715
Notes and interest receivable, net	80,000	80,000
Other intangible assets, net	7,655,185	7,765,114
Goodwill	1,116,396	1,116,396
Total Assets	$25,983,308	$20,663,769

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,546,848	$1,977,207
Accrued payroll	145,446	197,989
Accrued interest	1,051,094	780,903
Accrued expenses	2,141,233	1,808,819
Notes payable, current portion, net of discounts	2,174,167	3,193,150
Operating lease liability - current portion	60,480	60,480
Convertible notes payable	2,270,000	2,270,000
Total current liabilities	10,389,268	10,288,548

Operating lease liability, net of current portion	124,200	140,336
Notes payables, net of current portion and discounts	2,269,914	2,219,636

Total liabilities	12,783,382	12,648,520

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $.0001 per share, 2,000,000,000 shares authorized; 75,261,084 and 68,336,113 shares issued and 62,961,084 and 56,036,113 outstanding at December 31, 2020 and September 30, 2020, respectively	7,526	6,834
Additional paid-in capital	50,685,178	44,426,737
Accumulated deficit	(24,042,778)	(22,968,322)
Treasury stock	(13,450,000)	(13,450,000)

Total Stockholders' Equity	$13,199,926	8,015,249

Total Liabilities and Stockholders' Equity	$25,983,308	$20,663,769

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITEM 9 LABS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended	Quarter Ended
	December 31, 2020	December 31, 2019
Revenues, net	$3,039,564	$1,532,856
Cost of services	1,608,131	1,047,079
Gross profit	1,431,433	485,777

Operating expenses
Professional fees and outside services	293,955	267,378
Payroll and employee related expenses	1,103,304	822,458
Sales and marketing	43,181	120,977
Other operating expenses	214,537	176,637
Depreciation and amortization	142,545	277,837
Provision for bad debt	—	22,460
Total expenses	1,797,522	1,687,747

Loss from operations	(366,089)	(1,201,970)

Other income (expense)
Interest expense	(708,367)	(773,358)
Total other income (expense), net	(708,367)	(773,358)

Loss, before income tax provision	(1,074,456)	(1,975,328)

Income tax provision (benefit)	—	—

Net loss	(1,074,456)	(1,975,328)

Less: Net loss attributable to noncontrolling interest	—	(25,138)

Net loss attributable to Item 9 Labs Corp.	$(1,074,456)	$(1,950,190)

Basic and diluted weighted average common shares outstanding	58,488,133	62,563,490

Basic and diluted net loss per common share	$(0.02)	$(0.03)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITEM 9 LABS CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Quarter Ended	Quarter Ended
	December 31, 2020	December 31, 2019
Operating Activities:
Net loss	$(1,074,456)	$(1,975,328)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	32,484	32,110
Amortization	110,061	245,727
Amortization of right of use asset	16,136	—
Amortization of debt discount	119,298	—
Common stock issued for services	163,236	132,106
Stock compensation expense	304,672	75,000
Provision for bad debt	—	22,460
Changes in operating assets and liabilities:
Accounts receivable	(1,102,238)	47,908
Deferred costs	(1,302,352)	(67,701)
Prepaid expenses and other current assets	(302,941)	(60,884)
Accounts payable	569,641	176,430
Accrued payroll	(52,543)	25,782
Accrued interest	270,191	687,386
Accrued expenses	332,414	335,875
Operating lease liability	(16,136)	—
Net Cash Used in Operating Activities	(1,932,533)	(323,129)

Investing Activities:
Deposit on acquisition	(696,293)	—
Purchases of property and equipment	(499,452)	(42,350)
Cash received from sale of Airware assets	5,000	30,000
Capitalized license fees	(130)	(144,120)
Net Cash Used in Investing Activities	(1,190,875)	(156,470)

Financing Activities:
Proceeds from the sale of common stock, net of issuance costs	5,791,225	—
Proceeds from the issuance of debt	—	469,000
Debt payments	(1,138,917)	—
Net Cash Provided by Financing Activities	4,652,308	469,000

Net Increase (Decrease) in Cash	1,528,900	(10,599)

Cash and cash equivalents- Beginning of Period	84,677	574,943

Cash and cash equivalents - End of Period	$1,613,577	$564,344

Supplemental disclosure of cash flow information:
Interest paid in cash	$318,878	$50,000
Income taxes paid in cash	$—	$—

Cash and cash equivalents	$1,613,577	$46,680
Restricted cash and cash equivalents	—	517,664
Total	$1,613,577	$564,344

Supplemental disclosure of non-cash investing and financing activities:
Noncontrolling interest	$—	$(149,080)
Non-cash equity compensation	$467,908	$207,106
Non-cash Treasury Stock	$—	$3,450,000
Fixed assets purchased with debt	$50,914	$—
Amortization of debt discount	$119,298	$—
Operating lease right of use asset and liability	$—	$243,027

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITEM 9 LABS CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
QUARTERS ENDED DECEMBER 31, 2020 AND 2019

	Item 9 Labs Corp Equity
			Additional				Non
	Common Stock		Paid-in	Treasury Stock		Accumulated	Controlling
	Shares	Amount	Capital	Shares	Amount	(Deficit)	Interest	Total
Balance at September 30, 2019	63,643,005	$6,365	$18,148,962	—	$—	$(10,694,939)	$(123,942)	$7,336,446
Treasury stock acquired in settlement agreement	—	—	3,450,000	(2,300,000)	(3,450,000)	—	—	—
Issuance of shares for services	55,618	6	132,100	—	—	—	—	132,106
Stock compensation	26,282	3	74,997	—	—	—	—	75,000
Net loss	—	—	—	—	—	(1,950,190)	(25,138)	(1,975,328)
Balance at December 31, 2019	63,724,905	$6,374	$21,806,059	(2,300,000)	$(3,450,000)	$(12,645,129)	$(149,080)	$5,568,224

Balance at September 30, 2020	68,336,113	$6,834	$44,426,737	(12,300,000)	$(13,450,000)	$(22,968,322)	$—	$8,015,249
Stock issued for cash	6,813,206	681	5,790,544	—	—	—	—	5,791,225
Issuance of shares for services	111,765	11	163,225	—	—	—	—	163,236
Stock compensation	—	—	304,672	—	—	—	—	304,672
Net loss	—	—	—	—	—	(1,074,456)	—	(1,074,456)
Balance at December 31, 2020	75,261,084	$7,526	$50,685,178	(12,300,000)	$(13,450,000)	$(24,042,778)	$—	$13,199,926

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

Through a licensing agreement, the Company grows medical marijuana and produces cannabis related products at their facility in Pinal County, Arizona on behalf of a licensed marijuana dispensary in the state of Arizona.

On September 12, 2018, the Company executed a $1,500,000 promissory note (see Note 6) which was used to make a capital contribution into Strive Management, LLC, a Nevada limited liability company (“Strive Management”). In exchange for the contribution, the Company received a 20% membership interest in Strive Management. The remaining interests were held by three individuals one of which was the Company’s former Chief Executive Officer. Through a management agreement with Strive Wellness of Nevada, LLC, a related party (the Company’s former CEO is a member of this LLC), Strive Management will facilitate the cultivation and processing of marijuana in Nevada. Strive Wellness of Nevada, LLC has been allocated cultivation and processing licenses from the state of Nevada. The Company acquired the remaining membership interests in Strive Management in February 2020 as well as the licenses owned by Strive Wellness of Nevada, LLC. As of December 31, 2020, the licenses have not been transferred to the Company, as the transfer is awaiting regulatory approval. See Note 2.

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

Principles of Consolidation

Item 9 Labs consolidates all variable interest entities (“VIEs”) in which the Company is deemed to be the primary beneficiary and all other entities in which it has a controlling voting interest.  An entity is generally a VIE if it meets any of the following criteria: (i) the entity has insufficient equity to finance its activities without additional subordinated financial support from other parties, (ii) the equity investors cannot make significant decisions about the entity’s operations or (iii) the voting rights of some investors are not proportional to their obligations to absorb the expected losses of the entity or receive the expected returns of the entity and substantially all of the entity’s activities involve or are conducted on behalf of the investor with disproportionately few voting rights. The Company periodically makes judgments in determining whether its investees are VIEs and, for each reporting period, the Company assesses whether it is the primary beneficiary of any of its VIEs. As of December 31, 2019, the Company was deemed the primary beneficiary of Strive Management because the entity had insufficient equity to finance its activities without additional subordinated support. The interests in Strive Management held by non-controlling members was presented on the statement of operations and statement of stockholders’ equity as non-controlling interest for the three months ended December 31, 2019. See Note 2.

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

The accompanying unaudited condensed consolidated financial statements of the Company as of December 31, 2020 have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and do not include all the information and notes necessary for a presentation of financial position and results of operations in accordance with GAAP and should be read in conjunction with our September 30, 2020 audited financial statements filed with the SEC on our Form 10-K on January 12, 2021. It is management’s opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. We derived the September 30, 2020 condensed balance sheet data from audited financial statements, however, we did not include all disclosures required by GAAP. The results for the interim period ended December 31, 2020 are not necessarily indicative of the results to be expected for the year ending September 30, 2021.

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

Accounts Receivable

Accounts receivable are reported at the amount management expects to collect from outstanding balances. Differences between the amount due and the amount management expects to collect are expensed in the results of operations in the year in which those differences are determined, with an offsetting entry to a valuation allowance for accounts receivable. The Company’s policy is to evaluate the collectability of accounts receivable on an ongoing basis, record an allowance for specific accounts deemed uncollectible, and evaluate the remaining balance for a general allowance for doubtful accounts. Historical write-offs and current macro and microeconomic conditions are considered when evaluating the need for an allowance. Accounts receivable are written off when all reasonable collection efforts have been taken. At December 31, 2020 and September 30, 2020, the Company has reserved $76,052 and $81,018, respectively, of specific accounts deemed uncollectible. Accounts receivable are pledged as collateral for debt, bear no interest, and are unsecured.

Deferred Costs

Deferred costs consist of the costs directly related to the production and cultivation of marijuana crops, cannabis oils, and cannabis concentrate products. Deferred costs are relieved to cost of services as products are delivered to dispensaries. Deferred costs consist primarily of labor, utilities, costs of raw materials, packaging, nutrients and overhead.

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

Notes and Other Receivables, net

Notes and other receivables are reported at the amount management expects to collect from outstanding balances. Differences between the amount due and the amount management expects to collect are reported in the results of operations in the period in which those differences are determined, with an offsetting entry to a valuation allowance for receivables. Management assesses all receivables individually and in total, considering historical credit losses as well as existing economic conditions to determine the likelihood of future credit losses. The Company stops accruing interest on interest bearing receivables when the receivable is in default. There was a total valuation allowance as of December 31, 2020 and September 30, 2020 of $745,430.

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

Intangible Assets Subject to Amortization

Intangible assets include trade name, customer relationships, website, a noncompete agreement and intellectual property obtained through a business acquisition. Intangible assets acquired in a business combination are recognized at fair value using generally accepted valuation methods deemed appropriate for the type of intangible asset acquired. Intangible assets with finite lives are amortized over their estimated useful life and reported net of accumulated amortization, separately from goodwill. Amortization is calculated on the straight-line basis using the following estimated useful lives:

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

Goodwill and Intangible Assets Not Subject to Amortization

Goodwill represents the excess of the purchase price paid for the acquisition of a business over the fair value of the net tangible and intangible assets acquired. Indefinite life intangible assets represent licenses purchased for cultivation, processing and distribution of cannabis. Goodwill and indefinite life intangibles are not subject to amortization and are tested annually for impairment, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. The goodwill included in these condensed consolidated financial statements represents the amount of consideration paid above the amount of the individually identifiable assets acquired. In assessing potential impairment, management first considers qualitative factors to determine if an impairment of goodwill or indefinite life intangibles existed. Upon the determination of a likely impairment, management assesses the recorded goodwill or indefinite life intangibles balance with the fair value of the business or assets acquired.

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

Licenses

Cannabis licenses vary in term for each jurisdiction. The Company capitalizes all costs associated with the acquisition of cannabis licenses in the year the license is obtained. Subsequent measurement is determined by the length of the term of the license. The Company acquired licenses during the year ended September 30, 2020 that have indefinite useful lives. As such, the license costs will not be amortized, but tested annually for impairment or more frequently if events or changes in circumstances indicate the carrying value may not be recoverable. Costs associated with maintaining licenses (annual fees) are expensed as incurred. The anticipated maintenance fees are not expected to be material to the condensed consolidated financial statements.

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

In assessing realizable deferred tax assets, management assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. The Company adjusts the valuation allowance in the period management determines it is more likely than not that net deferred tax assets will or will not be realized. After review of the deferred tax asset and valuation allowance in accordance with ASC 740, management determined that it is more likely than not that the Company will not fully realize all of its deferred tax asset and a valuation allowance was recorded at December 31, 2020 and September 30, 2020.

The Company did not recognize any assets or liabilities relative to uncertain tax positions at December 31, 2020 and September 30, 2020. Interest or penalties, if any, will be recognized in income tax expense. Since there are no significant unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest. Tax positions are positions taken in a previously filed tax return or positions expected to be taken in a future tax return that are reflected in measuring current or deferred income tax assets and liabilities reported in the financial statements.

The Company reflects tax benefits, only if it is more likely than not that the Company will be able to sustain the tax return position, based on its technical merits. If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized. Management does not believe that there are any uncertain tax positions at December 31, 2020 and September 30, 2020.

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

All of the Company’s revenue is associated with a customer contract that represents an obligation to perform services that are delivered at a single point in time.  Any costs incurred prior to the period in which the services are performed to completion are deferred and recognized as cost of revenues in the period in which the performance obligations are completed. For the three months ended December 31, 2020 and 2019, substantially all of the Company’s revenue was generated from performance obligations completed in the state of Arizona.

The Company recognizes revenue as services are rendered. Services are considered complete upon successful delivery of the product to the dispensary as the Company has no further performance obligations at this point in time and collection is reasonably assured. Under the performance contract, the Company acted as an agent for the dispensary, did not own the marijuana products, could not exchange the marijuana products, prepared invoices for the dispensary and all employees that were in contact with marijuana products were dispensary agents of the dispensary with which we had our contract. Given these facts and circumstances, it was the Company’s policy to record the revenue related to the contract net of the amount retained by the dispensary. Per the dispensary contract, the Company was paid 85% of the wholesale market price of the marijuana products for the services rendered for the three months ended December 31, 2019. The contract was amended in December 2019 and beginning in January 2020, the Company was paid 100% of the wholesale market price of the marijuana for the services rendered. The contract called for monthly payments in the amount of $80,000 for the three months ending March 31, 2020. Beginning April 1, 2020, the Company entered into a three-year agreement with another dispensary, which calls for monthly payments of $40,000. Prior to January 1, 2020, the Company recorded revenues at the amount it expected to collect, 85% of the total wholesale sales. Since January 1, 2020, the Company records revenue at the amount it expects to collect, 100% of the wholesale sales. The fees paid for operating under the contract are expensed to cost of revenues.

The Company’s revenues accounted for under ASC 606 do not require significant estimates or judgments based on the nature of the Company’s revenue stream. The sales price is generally fixed at the point of sale and all consideration from the contract is included in the transaction price. The Company’s contracts do not include multiple performance obligations, variable consideration, a significant contract, rights of return or warranties.

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

Level 2: Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3: Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect our own estimates and assumptions that market participants would use in pricing the asset or liability.

Net Loss Per Share

Basic loss per share does not include dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. Dilutive securities are not included in the weighted average number of shares when inclusion would be anti-dilutive. At December 31, 2020 and September 30, 2020 there were 22,238,678 and 22,024,419, respectively shares underlying convertible notes payable, warrants and options, that were anti-dilutive, respectively.

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

The Company accounts for its stock-based awards in accordance with ASC Subtopic 718-10, “Compensation – Stock Compensation”, which requires fair value measurement on the grant date and recognition of compensation expense for all stock-based payment awards made to employees and directors. For stock options, the Company estimates the fair value using a closed option valuation (Black-Scholes) model. The estimated fair value is then expensed over the requisite service period of the award which is generally the vesting period and the related amount is recognized in the condensed consolidated statements of operations. The Company recognizes forfeitures at the time they occur.

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

Recently Issued Accounting Pronouncements

Pending Adoption

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which provides guidance on measuring credit losses on financial instruments. The amended guidance replaces current incurred loss impairment methodology of recognizing credit losses when a loss is probable with a methodology that reflects expected credit losses and requires a broader range of reasonable and supportable information to assess credit loss estimates. ASU 2016-13 is effective for us on October 1, 2023, with early adoption permitted on October 1, 2019. We are assessing the provisions of this amended guidance; however, the adoption of the standard is not expected to have a material effect on our condensed consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). The amendment is meant to simplify the accounting for convertible instruments by removing certain separation models in subtopic 470-20 for convertible instruments. The amendment also changed the method used to calculate diluted EPS for convertible instruments and for instruments that may be settled in cash. The amendment is effective for years beginning after December 15, 2021, including interim periods for those fiscal years. We are currently evaluating the impact of adoption of this standard on the Company’s condensed consolidated financial statements and related disclosures.

There have been no other recent accounting pronouncements or changes in accounting pronouncements that have been issued but not yet adopted that are of significance, or potential significance, to us.

Note 2 –Acquisitions

Strive Management, LLC

In February 2020, the Company executed an agreement with the other members of Strive Management, LLC to purchase the remaining 80% of Strive Management, LLC (“Strive”), as well as the Nevada licenses its members held in another entity. The Company agreed to pay $500,000 in cash, $1,000,000 in an unsecured note payable, 3,250,000 shares of the Company’s restricted common stock and issue 2,000,000 warrants exercisable into the Company’s common stock. The warrants are to be issued upon the earlier of September 30, 2020 or three months following the date on which each provisional certificate becomes a final certificate, which has not yet occurred. The warrants have a three-year term, exercise price of $1.13 and include down round provisions. In order to close the transaction, the Company borrowed $500,000 from Stockbridge Enterprises, a related party (See note 6). Though the Company acquired the remaining portion of Strive, Strive was not considered a business under ASC 805, Business Combinations, as it did not have a substantive process. As such, the Company has recorded the transaction as an asset acquisition. As of December 31, 2020 and September 30, 2020, $6,703,981 has been recorded to licenses relating to the transaction.

OCG Inc. (Unity Rd)

On December 13, 2020, the Company and I9 Acquisition Sub Inc. (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Agreement”) with OCG Inc., a Colorado corporation (“Target”), pursuant to which the Merger Sub will be merged with and into the Target in a reverse triangular merger with the Target continuing as the surviving entity as a wholly-owned direct subsidiary of the Company (“Merger”). On the terms and subject to the conditions set forth in the Agreement, upon the completion of the Merger, the Target Shareholders shall become stockholders of the Company through the receipt of an aggregate 19,080,000 restricted shares of the Common Stock of the Company, of which 7,632,000 shares will be held in escrow for 6-18 months (“Merger Consideration”). The parties are currently working to complete all conditions to the Merger and anticipate the closing to happen in the Company’s second quarter. As the initial merger agreement was agreed upon in February 2020, the Company agreed to fund a line of credit to assist in funding the operations of OCG Inc. during the process. The payments made on behalf of OCG Inc are reported as deposits in the amount of $1,250,000 as of December 31, 2020 and $640,000 as of September 30, 2020. The Agreement dated December 13, 2020 supersedes and replaces all prior agreements between the parties, including that certain merger agreement dated February 27, 2020.

Note 3 - Property and Equipment, Net

The following represents a summary of our property and equipment as of December 31, 2020 and September 30, 2020:

	December 31,	September 30,
	2020	2020
Equipment	$347,698	$169,069
Construction in progress	4,580,184	4,212,208
Land and building	3,097,539	3,093,780
	8,025,421	7,475,057
Accumulated Depreciation	(298,781)	(266,297)
	$7,726,640	$7,208,760

The Company began multiple capital projects during the three months ended December 31, 2020. The fees associated with engineering and plan submittal, as well as electrical upgrades are reported as construction in progress as of December 31, 2020. Additionally, the Company began implementation of an ERP system, which was also reported as construction in progress.

Depreciation expense for the three months ended December 31, 2020 and 2019 was $32,484 and $32,110, respectively.

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

Due to the long-term nature of the final $300,000 payment, the Company recognized a discount of $70,070 using a discount rate of 21.50%. As additional consideration, the Company was given a 10% ownership interest in Health Defense LLC. This ownership was valued at $100,000 and was previously reflected on the consolidated balance sheet as Investment in Health Defense. During 2020, the Company determined the fair value of the investment to be lower than the carrying value. As such, the Company recorded an impairment charge of $100,000, reducing the carrying amount to $0.

During the year ended September 30, 2019, management determined that the receivable described above should be classified as long-term on the consolidated balance sheet as the payments have not been made as scheduled. Additionally, management has recorded a reserve on the receivable of $596,430 as of December 31, 2020 and September 30, 2020.

Note 5 – Notes Receivable

On May 11, 2018, the Company entered into a Promissory Note Agreement with a borrower in the principal amount of $150,000. This is a one year note with 20% non-compounded annual interest payable at maturity. It is convertible at the discretion of the Company into a unit offering of the borrower at a 15% discount. The note is personally guaranteed by the borrowers. This note is in default and is on non-accrual status. The Company has recorded a reserve of $80,000 on this note at December 31, 2020 and September 30, 2020.

On May 15, 2018, the Company entered into a Promissory Note Agreement with a borrower in the principal amount of $60,000. This is a one year note with 15% non-compounded annual interest payable at maturity. It is convertible at the discretion of the Company into an interest in a strategic partnership of ownership and operations of a certain dispensary license. The note is personally guaranteed by the borrower. This note is in default and is on non-accrual status. At December 31, 2020 and September 30, 2020, the principal and interest has been fully reserved.

Note 6 –Notes Payable

	Note	Maturity	Annual Interest	Current Principal	Original	Discount	Net	Accrued	Conversion	Shares Issuable Upon
	Date	Date	Rate	Balance	Discount	Amortization	Balance	Interest	Price	Conversion
a	3/23/2020	9/23/2020	12%	$1,100,000	$(863,049)	$863,049	$1,100,000	$106,730	$1.00	1,206,730
b	3/23/2020	9/23/2020	12%	1,100,000	(863,049)	863,049	1,100,000	106,730	1.00	1,206,730
c	8/15/2011	8/15/2012	8%	20,000	—	—	20,000	11,755	0.50	63,510
d	6/15/2020	3/15/2021	24%	50,000	—	—	50,000	—	1.00	50,000

							$2,270,000	$225,214		2,526,969

(a,b) Convertible Stockbridge/Viridis Notes

On March 23, 2020 the Company borrowed proceeds from two related parties, Stockbridge Enterprises and Viridis I9 Capital LLC. The $2,200,000 borrowing is unsecured, had an original term of six months, and accrued interest at a rate of 12% per year. All principal and interest were due on the maturity date. At December 31, 2020, these notes were in default. In February 2021, the Stockbridge note was amended to cure the default (see note 11). The Viridis note remains in default as of this filing, though the parties are negotiating a long-term arrangement. The debt included a provision for the issuance of 10,000,000 warrants exercisable into the Company’s common stock. The exercise price on the warrants is $.75 and the warrants have a term of 5 years. The debt and warrants were recorded at their relative fair values. The resulting discount was amortized to interest expense over the term of the debt.

(c,d) Other Convertible Notes

The Company has various convertible notes outstanding under various provisions.

	Note	Maturity	Annual Interest	Current Principal	Original	Discount	Net	Accrued	Secured
	Date	Date	Rate	Balance	Discount	Amortization	Balance	Interest	by
e	3/23/2020	3/1/2021	22%	$1,200,000	—	—	1,200,000	$—	1st DOT AZ property
f	5/1/2020	11/1/2023	10%	1,386,370	(612,760)	116,717	890,327	294,142	2nd DOT AZ property
g	5/1/2020	4/1/2024	10%	1,564,849	(731,228)	139,282	972,903	468,528	1st DOT NV property
h	5/1/2020	5/1/2023	15%	283,666	(151,212)	36,802	169,256	23,135	N/A
i	2/14/2020	10/14/2022	2%	500,000	(154,698)	90,546	435,848	3,123	Secured by licenses
j	6/18/2020	1/14/2021	60%	60,000	—	—	60,000	—	Future revenues
k	9/8/2020	4/7/2021	60%	264,833	—	—	264,833	—	Future revenues
l	2/14/2020	4/14/2020	6%	400,000	(257,094)	257,094	400,000	36,952	N/A
m	12/20/2020	12/20/2021	9%	50,914	—	—	50,914	—	2 vehicles in AZ

							4,444,081	$825,880

					Less current portion		(2,174,167)

					Long-term debt		$2,269,914

(e) Aeneas Venture Partners 3, LLC Note

On August 28, 2019, Item 9 Properties, LLC, a Nevada limited liability company, and BSSD Group, LLC, an Arizona limited liability company, each wholly owned subsidiaries of Item 9 Labs Corp. collectively, entered into a Loan Agreement of up to $2.5 million (the “Loan Agreement”) with Aeneas Venture Partners 3, LLC, an Arizona limited liability company (the “Lender”). The Loan is secured by a first priority interest in the Company’s real property located in Coolidge, Arizona, including improvements and personal property thereon (the “Property”) and includes an unconditional guarantee by Item 9 Labs Corp. The 5-acre property has 20,000 square feet of buildings, housing the cultivation and processing operations. On March 23, 2020, the Company paid $2,000,000 on the note and reached a settlement to bring the note current. The settlement calls for monthly interest payments of $22,000 and the remaining principal balance of the note is due on March 1, 2021.

(f) Viridis AZ

On September 13, 2018, the Company entered into a Loan and Revenue Participation Agreement with Viridis Group I9 Capital LLC (“Viridis”), a related party, in which Viridis agreed to loan the Company up to $2.7 million for the expansion of the Company’s Arizona and Nevada properties. $1,200,000 of proceeds drawn during the year ended September 30, 2019 were utilized to construct an additional 10,000 square foot cultivation and processing facility in Arizona that became operational in June 2019. The proceeds were received as construction draws between November 2018 and January 2019. In exchange for the loan, Viridis was to be repaid in the form of waterfall revenue participation schedules. Viridis was to receive 5% of the Company’s gross revenues from the Arizona operations until the loan was repaid, 2% until repaid 200% of the amount loaned, and 1% of gross revenues in perpetuity or until a change in control. The loan was originally collateralized with a Deed of Trust on the Company’s 5-acre parcel in Coolidge, AZ and its two 10,000 square foot buildings. In August 2019, Viridis agreed to subordinate its first priority Deed of Trust and move into a 2nd position. At that time, the loan was amended to include 6% annualized interest.

On May 1, 2020, under a troubled debt restructuring, the Company renegotiated the $1,200,000 note payable. As part of the restructuring, the Company issued 1,555,556 warrants exercisable into the Company’s common stock. The exercise price on the warrants is $1.00 and they have a term of 5 years. Accrued interest in the amount of $186,370 was added to the principal balance of the note, making the total principal $1,386,370. Interest only payments of $11,553 shall be paid monthly until November 1, 2020 at which time monthly principal and interest payments of $28,144 are required for 36 months, with a balloon payment of $693,185 due upon the note’s maturity. The note also entitles Viridis to a gross revenue participation of the Arizona Operations equal to 1% of the gross sales (up to $20,000 monthly) upon the maturity of the note and for the subsequent 5 year period. The debt and warrants were recorded at their relative fair values. The resulting discount will be amortized to interest expense over the term of the debt.

(g) Viridis NV

On September 13, 2018, the Company borrowed $1,500,000 from Viridis Group I9 Capital LLC, a related party. The proceeds were utilized to acquire a 20% ownership in Strive Management, LLC and is collateralized with a Deed of Trust on the Company’s approximately 5 acre property and construction in progress. In exchange for the loan, Viridis was to be repaid in the form of waterfall revenue participation schedules. Viridis was to receive 5% of the Company’s gross revenues from the Nevada operations until the loan is repaid, 2% until repaid 200% of the amount loaned, and 1% of gross revenues in perpetuity or until a change in control. Payments on the loan was to commence 90 days after the Nevada operation begins earning revenue.

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

(h) Virids (unsecured)

The Company’s subsidiary, BSSD Group, LLC borrowed $269,000 from Viridis, a related party, in December 2019. This note bore annualized interest at 15%. On May 1, 2020, under a troubled debt restructuring, the Company renegotiated the $269,000 note payable. As part of the restructuring, the Company issued 400,000 warrants exercisable into the Company’s common stock. The warrants have an exercise price of $.05 and a term of 5 years. Payments of principal and interest in the amount of $9,833 are due monthly until the note’s maturity on May 1, 2023. The debt and warrants were recorded at their relative fair values. The resulting discount will be amortized to interest expense over the term of the debt.

(i) Strive Note

In connection with the license acquisition described in Note 2, the Company entered into a note payable with the sellers in February 2020. The $1,000,000 note has a term of two years starting September 30, 2020 and bears interest at 2% per year. A principal payment in the amount of $500,000 was due on the earlier of October 10, 2020 or three months following the date on which each provisional certificate becomes a final certificate. Due to the low stated interest rate on the note, management imputed additional interest on the note.

(j) CBR 1

In June 2020, the Company executed on a short-term financing arrangement. The net proceeds of $873,000 are being utilized to further expand the production capabilities of our operations in Arizona. Thirty payments of $40,500 are due weekly and the arrangement matures in January 2021. The loan is secured by future revenues of our operations in Arizona.

(k) CBR 2

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

(l) Stockbridge Note

The Company entered into a additional note with Stockbridge Enterprises, a related party, in February 2020. The $500,000 borrowing had a term of 60 days and bore interest at 6% per year. All principal and interest were due on the maturity date of April 2020. The note included a provision for the issuance of 500,000 warrants exercisable into the Company’s common stock. The warrants have an exercise price of $.05 and a term of 5 years. At December 31, 2020, this note was in default. In February 2021, this note was amended to cure the default (see Note 11).

(m) Automotive Debt

In December 2020, the Company’s subsidiary, BSSD Group purchased vehicles for use in operations. The dealership financed the vehicles. The initial principal balance of the note was $50,914.

Note 7 - Concentrations

For the three months ended December 31, 2020 and 2019, substantially all of the Company’s revenue was generated from a single customer. The Company’s wholly owned subsidiary provides services to this customer under a three-year Cultivation Management Services Agreement that commenced on April 1, 2020. Provisions of the agreement require 30-day written notice to terminate except for the following circumstances, in which case the agreement is cancellable with no notice: (i) uncured default; (ii) gross negligence, intentional, or willful misconduct by either party; (iii) and federal or state enforcement action against either party; (iv) any change or revocation of state or local law that has the effect of prohibiting the legal operation of the Cultivation Facility; (v) the dispensary license renewal is not approved; (vi) the dispensary fails to maintain its dispensary license in good standing with the regulators resulting in the revocation of the dispensary license.

Note 8 - Commitments and Contingencies

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

On April 20, 2018, the Company entered into an agreement for the purchase of approximately 44 acres of land from an affiliate of a founding member of BSSD. The purchase price of the property is $3,000,000, payable as follows; (i) $200,000 deposited with escrow agent as an initial earnest money deposit, (ii) on or before February 1, 2019, the Company will deposit an additional $800,000 into escrow as additional earnest money deposit and (iii) the balance of the purchase price shall be paid via a promissory note. The earnest money amounts are non-refundable. The Company has negotiated an amendment to this agreement that will spread the $800,000 payment over the course of 4 months. As of the date of these financial statements, $600,000 has been deposited in escrow which has been classified as a long-term asset on the consolidated condensed balance sheet as of December 31, 2020 and September 30, 2020.

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

As of December 31, 2020 and September 30, 2020, the Company has accrued unpaid payroll taxes of approximately $2,000,000 and $1,700,000, respectively, which includes estimated penalties and interest.

In October 2020, the Company, certain of its subsidiaries and affiliates were named in a lawsuit. The lawsuit was derived from a transaction between the plaintiff(s) and a group of defendants unrelated to the Company. The Company and its affiliates were named as the Company had prior business dealings with the principals of some of the defendants. Given the nature of the suit, and the lack of merit of the lawsuit being associated with the Company, its subsidiaries, or its affiliates, the Company will vigorously defend itself and believes the potential for a negative outcome is remote. As such, the Company has not recorded a loss contingency at December 31, 2020.

Note 9– Related Party Transactions

As discussed in Note 6, the Company has entered into an agreement as of April 20, 2018 for the purchase of land. The land-owner is one of the original members of BSSD and a current employee of the Company.

As discussed in Notes 6, the Company has entered into Loan and Revenue Participation Agreement and Promissory Notes with Viridis. The two members of Viridis were elected to the Company’s board of directors in December 2018 and January 2020 and one is currently the Company’s CEO.

As discussed in Note 6, BSSD Group, LLC, a wholly owned subsidiary of the Company entered into a loan agreement with Viridis.

As discussed in Note 6, the Company has notes payable to Viridis I9 Capital LLC and Stockbridge Enterprises in the amount of $2,200,000 at December 31, 2020.

As discussed in Note 6, the Company has a note payable to Stockbridge Enterprises in the amount of $400,000 at December 31, 2020.

As discussed in Note 8, the Company has a lease agreement with VGI Capital LLC. A member of VGI Capital was elected to the Company’s board of directors on December 21, 2018 and is currently the Company’s CEO.

As part of his compensation, the Company’s Chief Operating Officer was granted 38,460 shares of Company stock from January 15, 2019 and January 15, 2020.

Included in our accounts payable at December 31, 2020 and September 30, 2020 is approximately $90,000 in amounts due to related parties.

Note 10 - Stockholders’ Equity

Common Stock

In the three months ended December 31, 2019, in the normal course of business, the Company issued 55,618 shares of restricted common stock, valued at $132,106 as consideration for various consulting contracts.

In the three months ended December 31, 2019, the Company issued 26,282 shares of restricted common stock to employees, valued at $75,000.

In the three months ended December 31, 2019, as part of a separation agreement, the former CEO of the Company returned 2,300,000 shares of the Company’s common stock to treasury.

In the three months ended December 31, 2020, in the normal course of business, the Company issued 111,765 shares of restricted common stock to vendors, valued at $163,236.

During the three months ended December 31, 2020, the Company raised $5,791,225 via private placement. The Company issued 6,813,206 with a selling price for its restricted common stock of $0.85.

Warrants

As of December 31, 2020, there are 16,500,000 warrants for purchase of the Company’s common stock outstanding. There were no warrants issued during the three months ended December 31, 2020. Warrants outstanding as of December 31, 2020 are as follows:

	Common Shares
	Issuable Upon Exercise	Exercise Price	Grant Date	Expiration
Warrants issued by predecessor	100,000	$1.00	7/28/2016	7/28/2021
Warrants issued in connection with debt financing	500,000	$0.05	2/14/2020	2/14/2025
Warrants issued in connection with acquisition	2,000,000	$1.13	2/14/2020	2/14/2023
Warrants issued in connection with debt financing	10,000,000	$0.75	3/28/2020	3/29/2025
Warrants issued in connection with debt financing	3,500,000	$1.00	5/1/2020	5/2/2025
Warrants issued in connection with debt financing	400,000	$0.05	5/1/2020	5/2/2025

Balance of Warrants at December 31, 2020	16,500,000

Stock Options

As of December 31, 2020, there are 3,211,709 stock options outstanding, 287,491 of those options are exercisable with a weighted average exercise price of $5.34. The 2,924,218 unvested options have a weighted average exercise price of $0.87.

Note 11 - Subsequent Events

Subsequent to December 31, 2020, the Company raised $4,533,741 via private placement to unrelated third-party investors. 5,333,813 shares of the Company’s restricted common stock were issued for $0.85 per share.

In January 2021, the Company issued 50,050 shares with a market value of $100,000 to an unrelated party for consulting services.

In February 2021, the Company and Stockbridge Enterprises, a related party, agreed to restructure and settle the outstanding notes. The total outstanding balance of $1,660,590 including accrued interest will be repaid under a new promissory note, calling for a down payment of $300,000 (paid at time of signing), $120,000 monthly payments for 11 months with the remaining balance of $40,590 paid on February 1, 2022. The note bears interest at 10%.

Note 12 – Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and has incurred net losses since its inception. These losses, with the associated substantial accumulated deficit, are a direct result of the Company’s planned ramp up period as it is pursuing market acceptance and geographic expansion. In view of these matters, realization of a major portion of the assets in the accompanying condensed consolidated balance sheets is dependent upon continued operations of the Company which in turn is dependent upon the Company’s ability to meet its financing requirements, and the success of its future operations. The Company operates in a new, developing industry with a variety of competitors. These factors raise substantial doubt about the Company’s ability to continue as a going concern. As a result, the Company’s independent registered public accounting firm included an emphasis-of-matter paragraph with respect to the consolidated financial statements for the year ended September 30, 2020, expressing uncertainty regarding the Company’s assumption that it will continue as a going concern.

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

If the Company is unable to generate significant sales growth in the near term and raise additional capital, there is a risk that the Company could default on additional obligations, and could be required to discontinue or significantly reduce the scope of its operations if no other means of financing operations are available. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended September 30, 2020 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2020, filed with the Securities and Exchange Commission (the “SEC”) on January 12, 2021.

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

In March 2020, the World Health Organization categorized Coronavirus Disease 2019 (“COVID-19”) as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The services we provide are currently designated an essential critical infrastructure business under the President’s COVID-19 guidance, the continued operation of which is vital for national public health, safety and national economic security. The extent of the impact of the COVID-19 outbreak on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, its impact on our customers and vendors, and the range of governmental and community reactions to the pandemic, which are uncertain and cannot be fully predicted at this time. As of the date of this filing, the Company has not experienced any material negative impact from the pandemic, though it is unknown what will occur going forward.

On December 13, 2020, the Company and I9 Acquisition Sub Inc. (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Agreement”) with OCG Inc., a Colorado corporation (“Target”), pursuant to which the Merger Sub will be merged with and into the Target in a reverse triangular merger with the Target continuing as the surviving entity as a wholly-owned direct subsidiary of the Company (“Merger”). OCG Inc. owns the dispensary franchise concept, Unity Rd. Unity Rd. will be the retail vertical of the Company, will be supplied with premium Item 9 Labs products, and gives the Company a less capital intensive method of expanding into other markets. The parties are awaiting completion of conditions precedent to closing, which is anticipated to occur in February 2021.

Our Arizona cannabis operations saw significant expansion as well, both in our physical and geographic footprint. Our physical footprint expanded with the addition of a 2nd 10,000 square foot facility in the 4th quarter of fiscal year 2019, more than doubling our cultivation and processing space for Arizona. As the Company methodically expanded our operational capacity by more than 100% in fiscal year 2020, we were also able to significantly increase efficiencies within the cultivation and processing operations. The Arizona expansion will continue in fiscal year 2021, as we work towards tripling output in the first half of the year, prior to beginning construction on phase 1 of our construction plan to build additional cultivation space. Phase 1 plans total over 80,000 square feet of cultivation and processing space, and the planned remaining five phases will add over 500,000 square feet of cultivation and processing space.

Item 9 Labs Corp. continued its expansion plans into other states during fiscal year 2020 as well as the Company acquired (pending regulatory approval) cultivation and processing licenses in Nye County, Nevada which will be paired with our Nevada facility. In fiscal 2019, we broke ground on our 20,000 square foot cultivation and processing facility in Nevada. The facility is approximately 65% complete. With financing plans in process, we anticipate recommencing construction in the coming months as we aim to commence operations in Nevada in the fourth quarter of fiscal year 2021 or first quarter of fiscal year 2022.

Results of Operations

	Three Months Ended December 31,
	2020	2019
Revenues, net	$3,039,564	$1,532,856
Cost of services	1,608,131	1,047,079
Gross profit	1,431,433	485,777

Operating expenses	1,797,522	1,687,747

Loss from operations	(366,089)	(1,201,970)

Other income (expense), net	(708,367)	(773,358)

Net loss	$(1,074,456)	$(1,975,328)

Revenues

Total revenues for the three months ended December 31, 2020 were $3,039,564 compared to the revenue for the period ended December 31, 2019 of $1,532,856, an increase of $1,506,708 or 98%. The increase is due to management’s focus of increasing production as the market demand remains to be higher than our production capacity.

Costs of Services

Costs of services consist primarily of labor, materials, supplies, utilities, and overhead. Costs of services as a percentage of revenues was 53% for the three months ended December 31, 2020 compared to 68% for the three months ended December 31, 2019. As the initial ramp up costs were significant in fiscal year 2020, the Company has been able to increase efficiencies in production. Management believes these costs will continue to increase at a lower rate than revenue growth, and production in future periods, which will lead to higher profit margins than these historical figures illustrate. Given the sixteen to seventeen-week grow cycle, efficiencies are not immediately realized in costs.

Gross Profit

Gross profit for the three months ended December 31, 2020 was $1,431,433 (47%) to $485,777 (32%) for the three months ended December 31, 2019. The increase in profit margin is due to the Company operating more efficiently during its production expansion. The Company has been able to lower costs since first half of fiscal year 2020 and expects to see gross profit margins continue to increase in future periods.

Operating Expenses

Total operating expenses for the three months ended December 31, 2020 were $1,797,522 and compared to $1,687,747 for the three months ended December 31, 2019, an increase of $109,775 or 7%. Operating expenses as a percentage of revenue decreased to 59% from 110% for the three months ending December 31, 2020 and 2019, respectively. Management believes this ratio will continue to decrease going forward as the expectation is that revenues will continue to grow at a higher rate than operating expenses. The decrease in operating expenses as a percentage of revenues for the three months ended December 31, 2020 was due to the Company’s focus on increasing revenue, reducing expenses and performing more efficiently. $745,887 of the Company’s operating expenses for the three months ended December 31, 2020 related to non-cash transactions including depreciation, amortization, bad debt expense, stock compensation and stock issued for services rendered.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and has incurred net losses since its inception. These losses, with the associated substantial accumulated deficit, are a direct result of the Company’s planned ramp up period as it is pursuing market acceptance and geographic expansion. In view of these matters, realization of a major portion of the assets in the accompanying condensed consolidated balance sheets is dependent upon continued operations of the Company which in turn is dependent upon the Company’s ability to meet its financing requirements, and the success of its future operations. The Company operates in a new, developing industry with a variety of competitors. These factors raise substantial doubt about the Company’s ability to continue as a going concern. As a result, the Company’s independent registered public accounting firm included an emphasis-of-matter paragraph with respect to the consolidated financial statements for the year ended September 30, 2020, expressing uncertainty regarding the Company’s assumption that it will continue as a going concern.

In order to continue as a going concern, the Company will need to generate additional revenue and obtain additional capital to fund its operating losses and service its debt. Management’s plans in regard to these matters are described as follows:

Sales and Marketing. Historically, the Company has generated the majority of its revenues by providing its products to dispensaries throughout the state of Arizona. The Company’s revenues have increased significantly since its inception in May 2017 and continue to grow as of the date of these condensed consolidated financial statements. Management will continue its plans to increase revenues in the Arizona market by providing top quality products. Additionally, as capital resources become available, the Company will expand into additional markets outside of Arizona, with construction of a cultivation and processing facility underway in Nevada.

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

If the Company is unable to generate significant sales growth in the near term and raise additional capital, there is a risk that the Company could default on additional obligations and could be required to discontinue or significantly reduce the scope of its operations if no other means of financing operations are available. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern.

As of December 31, 2020, the Company had $1,613,577 of cash and negative working capital of ($3,260,547) (current assets minus current liabilities), compared with $84,677 of cash and ($7,396,258) of negative working capital as of September 30, 2020. The increase of $4,135,711 in our working capital and $1,528,900 in cash was primarily due to the sale of the Company’s restricted common stock. The Company is an early-stage growth company. It is generating cash from sales and is investing its capital reserves in operations, plant expansion and enhancement, and new acquisitions that will generate additional earnings in the long term. The Company expects that its cash on hand and cash flows from operations, along with private and/or public financing, will be adequate to meet its capital requirements and operational needs for the next 12 months, although no assurance can be given that private and/or public financing can be obtained on terms acceptable to the Company, or at all.

Cash Flows

The following table summarizes the sources and uses of cash for each of the periods presented:

	Three Months Ended December 31,
	2020	2019
Net cash used in operating activities	$(1,932,533)	$(323,129)
Net cash used in investing activities	(1,190,875)	(156,470)
Net cash provided by financing activities	4,652,308	469,000
Net increase (decrease) in cash and cash equivalents	$1,528,900	$(10,599)

Operating Activities

During the three months ended December 31, 2020, operating activities used $1,932,533 of cash, primarily resulting from a net loss of $1,074,456 which was extended by net cash used in operating assets and liabilities of $1,603,964. There was significant non-cash activity that contributed to the net loss totaling $745,887 including depreciation and amortization of $158,681, amortization of debt discount of $119,298, and compensation paid in the form of stock of $467,908.

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

Investing Activities

During the three months ended December 31, 2020, investing activities used $1,190,875 of cash, consisting primarily of $499,452 in purchase of property and equipment and $696,293 of deposits paid on an acquisition.

During the three months ended December 31, 2019, investing activities used $156,470 of cash, consisting primarily of $42,350 in purchases of equipment and $144,120 of capitalized legal fees related to trademarks and licenses.

Financing Activities

During the three months ended December 31, 2020, financing activities provided $4,652,308, consisting of $5,791,225 in proceeds from the issuance of stock offset by $1,138,917 in debt payments made.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. Significant accounting estimates in these financial statements include but are not limited to accounting for depreciation and amortization, current and deferred income taxes, deferred costs, accruals and contingencies, carrying value of goodwill and intangible assets, collectability of notes receivable, the fair value of common stock and the estimated fair value of stock options and warrants. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated. For a discussion of our critical accounting policies, refer to Part I, item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended September 30, 2020. Management believes that there have been no changes in our critical accounting policies during the three months ended December 31, 2020.

Recently Issued Accounting Pronouncements

See Note 1 to our condensed consolidated financial statements, included in Part I, Item 1, Financial Information for this quarterly report on Form 10-Q.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2020.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting subsequent to the fiscal year ended September 30, 2020, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In October 2020, the Company, certain of its subsidiaries and affiliates were named in a lawsuit. The lawsuit was derived from a transaction between the plaintiff(s) and a group of defendants unrelated to the Company. The Company and its affiliates were named as the Company had prior business dealings with the principals of some of the defendants. Given the nature of the suit, and the lack of merit of the lawsuit being associated with the Company, its subsidiaries, or its affiliates, the Company will vigorously defend itself and believes the potential for a negative outcome is remote. As such, the Company has not recorded a loss contingency at December 31, 2020.

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

The Company issued 6,813,206 shares during the three months ended December 31, 2020 for $5,791,225. The proceeds of the issuance are being used to expand the production capacity.

2.	Subsequent Issuances:

Subsequent to December 31, 2020, the Company issued 5,333,813 shares for $4,533,741 to 71 investors.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

The Company has a convertible note payable to a related party outstanding with an original principal balance of $1,100,000 which is in default as of the date of this filing. The Company and lender are negotiating a long-term arrangement to cure the default.

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

Item 9 Labs Corp.

Date: February 16, 2021	By:	/s/ Andrew Bowden
	Name: Title:	Andrew Bowden Chief Executive Officer (Principal Executive Officer)

Date: February 16, 2021	By:	/s/ Robert Mikkelsen
	Name: Title:	Robert Mikkelsen Chief Financial Officer (Principal Financial Officer)

