Form 10-Q
period 2021-03-31
Item 9 Labs Corp.
filed 2021-05-17
CIK 1500123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 10, 2021, there were 92,209,521 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

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

ITEM 9 LABS CORP.

FORM 10-Q

MARCH 31, 2021

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ITEM 9 LABS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	September 30,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$4,307,877	$84,677
Accounts receivable, net of allowance for doubtful accounts of $76,052 and $81,018, respectively	2,565,827	352,598
Deferred costs	5,769,482	2,147,110
Prepaid expenses and other current assets	1,506,770	307,905
Total current assets	14,149,956	2,892,290

Property and equipment, net	7,977,853	7,208,760
Right of use asset	168,779	196,756
Deposits	602,520	1,243,738
Receivable for sale of Airware assets, net of reserves of $596,430	155,715	160,715
Notes and interest receivable, net	80,000	80,000
Other intangible assets, net	128,883,087	7,765,114
Goodwill	1,116,396	1,116,396
Total Assets	$153,134,306	$20,663,769

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$3,994,813	$1,977,207
Accrued payroll	506,882	197,989
Accrued interest	1,063,006	780,903
Accrued expenses	3,169,071	1,808,819
Notes payable, current portion, net of discounts	1,943,836	3,193,150
Operating lease liability - current portion	60,480	60,480
Convertible notes payable, net of discounts	1,392,305	2,270,000
Total current liabilities	12,130,393	10,288,548

Operating lease liability, net of current portion	112,359	140,336
Notes payables, net of current portion and discounts	2,733,287	2,219,636

Total liabilities	14,976,039	12,648,520

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $.0001 per share, 2,000,000,000 shares authorized; 104,109,521 and 68,336,113 shares issued and 91,809,521 and 56,036,113 outstanding at March 31, 2021 and September 30, 2020, respectively	10,411	6,834
Additional paid-in capital	175,591,614	44,426,737
Accumulated deficit	(23,993,758)	(22,968,322)
Total Item 9 Labs Corp. stockholders' equity	151,608,267	21,465,249
Treasury stock	(13,450,000)	(13,450,000)

Total Stockholders' Equity	138,158,267	8,015,249

Total Liabilities and Stockholders' Equity	$153,134,306	$20,663,769

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITEM 9 LABS CORP. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020
Revenues, net	$6,110,631	$1,862,012	$9,150,195	$3,394,867
Cost of services	3,121,045	1,267,984	4,729,176	2,319,519
Gross profit	2,989,586	594,028	4,421,019	1,075,348

Operating expenses
Professional fees and outside services	613,758	291,129	907,713	486,314
Payroll and employee related expenses	1,318,842	702,320	2,422,146	1,531,014
Sales and marketing	84,165	28,610	127,346	161,219
Depreciation and amortization	105,897	32,110	248,442	84,220
Other operating expenses	349,517	432,892	564,054	884,896
Provision for bad debt	—	—	—	22,460
Total expenses	2,472,179	1,487,061	4,269,701	3,170,123

Income (loss) from operations	517,407	(893,033)	151,318	(2,094,775)

Other income (expense)
Interest expense	(468,387)	(684,203)	(1,176,754)	(1,457,789)
Total other income (expense), net	(468,387)	(684,203)	(1,176,754)	(1,457,789)

Net income (loss), before income tax provision	49,020	(1,577,236)	(1,025,436)	(3,552,564)

Income tax provision (benefit)	—	—	—	—

Net income (loss)	$49,020	$(1,577,236)	$(1,025,436)	$(3,552,564)

Less: Net income (loss) attributable to noncontrolling interest	$—	$(1,136)	$—	$(26,274)

Net income (loss) attributable to Item 9 Labs Corp	$49,020	$(1,576,100)	$(1,025,436)	$(3,526,290)

Basic net income (loss) per common share	$0.00	$(0.03)	$(0.02)	$(0.06)

Basic weighted average common shares outstanding	65,880,141	61,424,905	62,143,521	62,017,391

Diluted net income (loss) per common share	$0.00	$(0.03)	$(0.02)	$(0.06)

Diluted weighted average common shares outstanding	84,938,235	61,424,905	62,143,521	62,017,391

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITEM 9 LABS CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
THREE AND SIX MONTHS ENDED MARCH 31, 2021 AND 2020

	Item 9 Labs Corp Equity
			Additional				Non
	Common Stock		Paid-in	Treasury Stock		Accumulated	Controlling
	Shares	Amount	Capital	Shares	Amount	(Deficit)	Interest	Total
Balance at September 30, 2019	63,643,005	$6,365	$18,148,962	—	$—	$(10,694,939)	$(123,942)	$7,336,446
Treasury stock acquired in settlement agreement	—	—	3,450,000	(2,300,000)	(3,450,000)	—	—	—
Issuance of shares for services	55,618	6	132,100	—	—	—	—	132,106
Stock compensation	26,282	3	74,997	—	—	—	—	75,000
Net loss	—	—	—	—	—	(1,950,190)	(25,138)	(1,975,328)
Balance at December 31, 2019	63,724,905	6,374	21,806,059	(2,300,000)	(3,450,000)	(12,645,129)	(149,080)	5,568,224
Stock to be issued for acquisition	3,250,000	325	3,506,675	—	—	—	—	3,507,000
Noncontrolling interest dissolution from acquisition	—	—	(150,216)	—	—	—	150,216	—
Warrants issued	—	—	257,094	—	—	—	—	257,094
Warrants to be issued	—	—	3,336,198	—	—	—	—	3,336,198
Net loss	—	—	—	—	—	(1,576,100)	(1,136)	(1,577,236)
Balance at March 31, 2020	66,974,905	$6,699	$28,755,810	(2,300,000)	$(3,450,000)	$(14,221,229)	$—	$11,091,280
Balance at September 30, 2020	68,336,113	$6,834	$44,426,737	(12,300,000)	$(13,450,000)	$(22,968,322)	$—	$8,015,249
Stock issued for cash, net	6,813,206	681	5,790,544	—	—	—	—	5,791,225
Issuance of shares for services	111,765	11	163,225	—	—	—	—	163,236
Stock compensation	—	—	304,672	—	—	—	—	304,672
Net loss	—	—	—	—	—	(1,074,456)	—	(1,074,456)
Balance at December 31, 2020	75,261,084	7,526	50,685,178	(12,300,000)	(13,450,000)	(24,042,778)	—	13,199,926
Stock issued for cash, net	8,433,437	843	7,167,740	—	—	—	—	7,168,583
Stock issued for acquisition	19,080,000	1,908	64,998,092	—	—	—	—	65,000,000
Warrants issued for acquisition	—	—	51,081,066	—	—	—	—	51,081,066
Stock to be issued for convertible notes - forced conversion	1,335,000	134	(134)	—	—	—	—	—
Warrants issued with convertible notes	—	—	926,198	—	—	—	—	926,198
Beneficial conversion - convertible notes	—	—	428,802	—	—	—	—	428,802
Stock compensation	—	—	304,672	—	—	—	—	304,672
Net income	—	—	—	—	—	49,020	—	49,020
Balance at March 31, 2021	104,109,521	$10,411	$175,591,614	(12,300,000)	$(13,450,000)	$(23,993,758)	$—	$138,158,267

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITEM 9 LABS CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2021	2020
Operating Activities:
Net loss	$(1,025,436)	$(3,552,564)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	64,570	64,220
Amortization	183,872	565,620
Amortization of right of use asset	27,977	—
Amortization of debt discount	272,359	346,936
Common stock issued for services	163,236	132,106
Stock compensation expense	609,344	75,000
Provision for bad debt	—	22,460
Changes in operating assets and liabilities:
Accounts receivable	(2,213,229)	(148,149)
Deferred costs	(3,622,372)	(663,058)
Prepaid expenses and other current assets	(1,024,680)	(21,708)
Accounts payable	1,107,669	1,051,663
Accrued payroll	308,893	48,997
Accrued interest	442,693	921,449
Accrued expenses	253,474	735,309
Operating lease liability	(27,977)	—
Net Cash Used in Operating Activities	(4,479,607)	(421,719)

Investing Activities:
Deposit on acquisition	(1,685,368)	—
Cash paid for acquisition	—	(500,000)
Purchases of property and equipment	(739,560)	(51,160)
Cash received from sale of Airware assets	5,000	40,000
Cash received from note receivable	—	20,000
Cash acquired in merger	94,596	—
Capitalized license fees	(2,790)	(426,743)
Net Cash Used in Investing Activities	(2,328,122)	(917,903)

Financing Activities:
Proceeds from the sale of common stock, net of issuance costs	12,959,808	—
Proceeds from the issuance of debt	1,355,000	3,169,000
Debt payments	(3,283,879)	(2,100,000)
Net Cash Provided by Financing Activities	11,030,929	1,069,000

Net Increase (Decrease) in Cash	4,223,200	(270,622)

Cash and cash equivalents- Beginning of Period	84,677	574,943

Cash and cash equivalents - End of Period	$4,307,877	$304,321

Supplemental disclosure of cash flow information:
Interest paid in cash	$461,702	$50,000
Income taxes paid in cash	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Stock issued (or to be issued) for acquisitions	$65,000,000	$3,507,000
Warrants issued for debt and acquisition	$52,007,264	$—
Non-cash equity compensation	$772,580	$—
Non-cash Treasury Stock	$—	$150,216
Fixed assets purchased with debt	$50,914	$—
Right of use asset	$—	$268,359
Lease liability	$—	$268,359
Debt issued for acquisition	$—	$1,000,000
Amortization of debt discount	$272,359	$—
Operating lease right of use asset and liability	$—	$243,027
Accrued interest transferred to debt	$160,590	$—
Beneficial conversion feature	$428,802	$—

Net assets acquired in acquisition:
Cash	$94,596	$—
Other current assets	$174,185	$—
Fixed assets, net	$43,189	$—
Other assets - intangibles	$11,048	$—
Accounts payable	$909,937	$—
Other current liabilities	$3,019,193	$—
Notes payable	$1,186,658	$—
Other noncurrent liabilities	$414,171	$—

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

Through a licensing agreement, the Company grows marijuana and produces cannabis related products at their facility in Pinal County, Arizona on behalf of a licensed marijuana dispensary in the state of Arizona.

In March 2021, the Company closed on the acquisition of OCG, Inc, dba Unity Rd, a dispensary franchisor. The transaction was structured as a reverse triangular merger, with the effect of OCG, Inc. becoming a wholly owned subsidiary of the Company. Unity Rd has agreements with more than fifteen (15) entrepreneurial groups to open more than thirty (30) Unity Rd retail dispensary locations in 7 states. Unity Rd will be the vehicle to bring Item 9 Labs products across the United States and internationally, while keeping dispensaries locally owned and operated, empowering entrepreneurs to confidently and successfully operate their business and contribute to their local communities. As the Unity Rd dispensaries achieve sufficient market penetration, Item 9 Labs aims to offer its products in those locations to expand the distribution footprint of its premium product offerings.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

Certain prior period balances have been reclassified in the accompanying condensed consolidated financial statements to conform to the current year presentation. These reclassifications had no effect on the prior year’s net loss or accumulated deficit.

The accompanying condensed consolidated financial statements of the Company as of March 31, 2021 have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and do not include all of the information and notes necessary for a presentation of financial position and results of operations in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and should be read in conjunction with our September 30, 2020 audited financial statements filed with the SEC on our Form 10-K on January 12, 2021. It is management’s opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. We derived the September 30, 2020 condensed balance sheet data from audited financial statements, however, we did not include all disclosures required by GAAP. The results for the interim period ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending September 30, 2021.

Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. Significant estimates of the Company include but are not limited to accounting for depreciation and amortization, current and deferred income taxes, deferred costs, accruals and contingencies, carrying value of goodwill and intangible assets, collectability of notes receivable, the fair value of common stock and the estimated fair value of stock options and warrants, and the estimated fair value of the consideration paid and the fair value of assets purchased and liabilities assumed in the acquisition of OCG, Inc. (See Note 2). Due to the uncertainties in the formation of accounting estimates, and the significance of these items, it is reasonably possible that these estimates could be materially changed in the near term.

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

Accounts Receivable

Accounts receivable are reported at the amount management expects to collect from outstanding balances. Differences between the amount due and the amount management expects to collect are recognized in the results of operations in the year in which those differences are determined, with an offsetting entry to a valuation allowance for accounts receivable. The Company’s policy is to evaluate the collectability of accounts receivable on an ongoing basis, record an allowance for specific accounts deemed uncollectible, and evaluate the remaining balance for a general allowance for doubtful accounts. Historical write-offs and current macro and microeconomic conditions are considered when evaluating the need for an allowance. Accounts receivable are written off when all reasonable collection efforts have been taken. At March 31, 2021 and September 30, 2020, the Company has reserved $76,052 and $81,018, respectively, of specific accounts deemed uncollectible. Accounts receivable are pledged as collateral for debt, bear no interest, and are unsecured.

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

Notes and Other Receivables, net

Notes and other receivables are reported at the amount management expects to collect from outstanding balances. Differences between the amount due and the amount management expects to collect are reported in the results of operations in the period in which those differences are determined, with an offsetting entry to a valuation allowance for receivables. Management assesses all receivables individually and in total, considering historical credit losses as well as existing economic conditions to determine the likelihood of future credit losses. The Company stops accruing interest on interest bearing receivables when the receivable is in default. There was a total valuation allowance as of March 31, 2021 and September 30, 2020 of $745,430.

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

In assessing realizable deferred tax assets, management assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. The Company adjusts the valuation allowance in the period management determines it is more likely than not that net deferred tax assets will or will not be realized. After review of the deferred tax asset and valuation allowance in accordance with ASC 740, management determined that it is more likely than not that the Company will not fully realize all of its deferred tax asset and a valuation allowance was recorded at March 31, 2021 and September 30, 2020.

The Company did not recognize any assets or liabilities relative to uncertain tax positions at March 31, 2021 and September 30, 2020. Interest or penalties, if any, will be recognized in income tax expense. Since there are no significant unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest. Tax positions are positions taken in a previously filed tax return or positions expected to be taken in a future tax return that are reflected in measuring current or deferred income tax assets and liabilities reported in the financial statements.

The Company reflects tax benefits, only if it is more likely than not that the Company will be able to sustain the tax return position, based on its technical merits. If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized. Management does not believe that there are any uncertain tax positions at March 31, 2021 and September 30, 2020.

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

All of the Company’s revenue is associated with a customer contract that represents an obligation to perform services that are delivered at a single point in time.  Any costs incurred prior to the period in which the services are performed to completion are deferred and recognized as cost of services in the period in which the performance obligations are completed. For the three and six months ended March 31, 2021 and 2020, substantially all of the Company’s revenue was generated from performance obligations completed in the state of Arizona.

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

Net Income (Loss) Per Share

Basic income (loss) per share does not include dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings/(loss) per share data is computed using the weighted average number of common and dilutive common equivalent shares outstanding during each period. Dilutive common equivalent shares consist of shares that would be issued upon the exercise of stock options and warrants, computed using the treasury stock method and If-Converted Method for outstanding convertible debt, as applicable. Under the "treasury stock method," the Company will calculate the number of shares issuable under the terms of its options and warrants based on the average market price of Company common stock during the period, and include that number in the total diluted shares figure for the period. Under the “If-Converted Method”, the Company calculated the shares issuable under the terms of its convertible debt instruments. A reconciliation of basic and diluted earnings/(loss) per share is as follows:

	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020
Numerator:
Net income(loss) attributable to Item 9 Labs Corp	$49,020	$(1,576,100)	$(1,025,436)	$(3,526,290)

Denominator:
Weighted average common shares outstanding	65,880,141	61,424,905	62,143,521	62,017,391
Dilutive common share equivalents
Options	2,141,528
Warrants	14,161,326
Convertible notes	2,755,240
Weighted average diluted shares outstanding	84,938,235	61,424,905	62,143,521	62,017,391

Earnings (loss) per share
Basic	$0.00	$(0.03)	$(0.02)	$(0.06)
Diluted	$0.00	$(0.03)	$(0.02)	$(0.06)

Stock-Based Compensation

The award of an option to buy the Company’s common stock is a long-term element of compensation since on the date of the award, the exercise price, or purchase price, of the shares subject to the option is generally the same as the price of those shares on the open market. The recipient of a stock option will only realize its value if the market price of the shares increases over the life of the option, and the award gives the executive an incentive to remain with the Company and aligns his interests with those of our stockholders.

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

Assumptions used to estimate compensation expense are determined as follows:

•	Expected term is generally determined using the average of the contractual term and vesting period of the award;
•	Expected volatility is measured using the historical daily changes in the market price of the Company’s common stock over a period consistent with the expected term or since March 20, 2018, if earlier, the day of the merger between BSSD Group LLC (“BSSD”) and Airware Labs Corp;
•	Risk-free interest rate is equivalent to the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards.

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

Note 2 –Acquisitions

Strive Management, LLC

In February 2020, the Company executed an agreement with the other members of Strive Management, LLC to purchase the remaining 80% of Strive Management, LLC (“Strive”), as well as the Nevada licenses its members held in another entity. The Company agreed to pay $500,000 in cash, $1,000,000 in an unsecured note payable, 3,250,000 shares of the Company’s restricted common stock and issue 2,000,000 warrants exercisable into the Company’s common stock. The warrants are to be issued upon the earlier of September 30, 2020 or three months following the date on which each provisional certificate becomes a final certificate, which has not yet occurred. The warrants have a three-year term, exercise price of $1.13 and include down round provisions. In order to close the transaction, the Company borrowed $500,000 from Stockbridge Enterprises, a related party (See note 6). Though the Company acquired the remaining portion of Strive, Strive was not considered a business under ASC 805, Business Combinations, as it did not have a substantive process. As such, the Company has recorded the transaction as an asset acquisition. As of March 31, 2021 and September 30, 2020, $6,703,981 has been recorded to licenses relating to the transaction.

OCG Inc. (Unity Rd)

On December 13, 2020, the Company and I9 Acquisition Sub Inc. (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Agreement”) with OCG Inc., a Colorado corporation (“Target”), pursuant to which the Merger Sub will be merged with and into the Target in a reverse triangular merger with the Target continuing as the surviving entity as a wholly-owned direct subsidiary of the Company (“Merger”). On the terms and subject to the conditions set forth in the Agreement, upon the completion of the Merger, the Target Shareholders became stockholders of the Company through the receipt of an aggregate 19,080,000 restricted shares of the Common Stock of the Company, of which 7,632,000 shares will be held in escrow for 6-18 months (“Merger Consideration”). As the initial merger agreement was agreed upon in February 2020, the Company agreed to fund a line of credit to assist in funding the operations of OCG Inc. during the process. The payments made on behalf of OCG, Inc. were reported as deposits in the amount of $640,000 as of September 30, 2020. As of March 31, 2021, the amount is reported as an internal balance and has been eliminated in consolidation for financial reporting purposes. The Agreement dated December 13, 2020 superseded and replaced all prior agreements between the parties, including that certain merger agreement dated February 27, 2020.  The transaction closed on March 19, 2021, which has currently been determined to be the acquisition date. Per ASC 805, Business Combinations, the measurement period is the period after the acquisition date during which the acquirer may adjust the provisional amounts recognized for a business combination. The measurement period shall not exceed one year from the acquisition date. As of the date of this filing, the purchase price allocation is underway but not yet completed. Subsequent to the issuance of these financial statements, the Company expects to obtain a third-party valuation of the fair value of the assets acquired, liabilities assumed and consideration paid for use in the purchase price allocation. The estimated consideration paid was recorded based on the market price of Item 9 Labs stock as of March 19, 2021 for the 19,080,000 of restricted common shares issued and the black scholes model for the 23,560,000 of warrants granted. The assumptions used in the black scholes model were: grant date stock price of $3.40, term of 1.5 years, 140% volatility and a discount rate of .09% (1 year treasury bond), with a total estimated purchase price of $116,081,066. The valuation and allocation are significant estimates and may be materially modified in future filings as the accounting for this acquisition progresses and is finalized. The following table summarizes the allocation of the estimated purchase price to the estimated fair values of the assets acquired and the liabilities assumed as of the transaction date:

Consideration paid	$116,081,066

Tangible assets acquired

Cash	$94,596
Other current assets	174,185
Fixed assets	43,189
Other assets	11,048

Total tangible assets	$323,018

Assumed liabilities

Accounts payable	$909,937
Other current liabilities	3,019,193
Officer and shareholder loans	1,186,658
Unearned franchise fee revenue	414,171

Total assumed liabilities	5,529,959

Net liabilities assumed	(5,206,941)

Intangible assets (a)(b)	$121,288,007

(a)	– The excess purchase price over the tangible assets acquired and liabilities assumed will be allocated to intangible assets and goodwill after completion of the third-party valuation. In accordance with applicable accounting standards, any goodwill will not be amortized but instead will be tested for impairment at least annually or more frequently if certain indicators are present. Goodwill and intangible assets may not be deductible for tax purposes
(b)	Any goodwill resulting from the acquisition represents expected synergies from the merger of operations and intangible assets that do not qualify for separate recognition. With the addition of a retail dispensary franchise business, it brings the full vertical to Item 9 Labs Corp (cultivation, processing, distribution and retail), providing a built in premium supply chain to distribute Item 9 Labs products while maintaining a mode of growth which may be less dependent on outside capital for expansion.

During the period subsequent to the acquisition date, OCG, Inc. recognized revenue of $9,185 and a net loss of $81,401 for the period of March 19, 2021 to March 31, 2021.

The following unaudited pro forma information presents the consolidated results of operations of the Company and OCG, Inc. as if the acquisition consummated on March 19, 2021 had been consummated on October 1, 2019. Such unaudited pro forma information is based on historical unaudited financial information with respect to the acquisition and does not include operational or other charges which might have been affected by the Company. The unaudited pro forma information for the six months ended March 31, 2021 and 2020 presented below is for illustrative purposes only and is not necessarily indicative of the results which would have been achieved or results which may be achieved in the future:

	Six months ended March 31,
	2021	2020
Revenue	$9,171,159	$3,636,535

Net loss	$(6,118,656)	$(6,008,208)

Basic and diluted net loss per common share	$(0.08)	$(0.07)

Basic and diluted weighted average common shares outstanding	81,223,521	81,097,391

Note 3 - Property and Equipment, Net

The following represents a summary of our property and equipment as of March 31, 2021 and September 30, 2020:

	March 31,	September 30,
	2021	2020
Equipment	$344,503	$169,069
Construction in progress	4,866,678	4,212,208
Land and building	3,097,539	3,093,780
	8,308,720	7,475,057
Accumulated Depreciation	(330,867)	(266,297)
	$7,977,853	$7,208,760

The Company had multiple capital projects ongoing during the six months ended March 31, 2021. The fees associated with engineering and plan submittal, as well as electrical upgrades are reported as construction in progress as of March 31, 2021. Additionally, the Company began implementation of an ERP system, which was also reported as construction in progress.

Depreciation expense for the six months ended March 31, 2021 and 2020 was $64,570 and $64,220, respectively.

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

Due to the long-term nature of the final $300,000 payment, the Company recognized a discount of $70,070 using a discount rate of 21.50%. As additional consideration, the Company was given a 10% ownership interest in Health Defense LLC. This ownership was valued at $100,000 and was previously reflected on the consolidated balance sheet as Investment in Health Defense. During 2020, the Company determined the fair value of the investment to be lower than the carrying value. As such, the Company recorded an impairment charge of $100,000 during the year ended September 30, 2020, reducing the carrying amount to $0.

During the year ended September 30, 2019, management determined that the receivable described above should be classified as long-term on the consolidated balance sheet as the payments have not been made as scheduled. Additionally, management has recorded a reserve on the receivable of $596,430 as of March 31, 2021 and September 30, 2020.

Note 5 – Notes Receivable

On May 11, 2018, the Company entered into a Promissory Note Agreement with a borrower in the principal amount of $150,000. This was a one year note with 20% non-compounded annual interest payable at maturity. It is convertible at the discretion of the Company into a unit offering of the borrower at a 15% discount. The note is personally guaranteed by the borrowers. This note is in default and is on non-accrual status. The Company has recorded a reserve of $80,000 on this note at March 31, 2021 and September 30, 2020.

On May 15, 2018, the Company entered into a Promissory Note Agreement with a borrower in the principal amount of $60,000. This was a one year note with 15% non-compounded annual interest payable at maturity. It is convertible at the discretion of the Company into an interest in a strategic partnership of ownership and operations of a certain dispensary license. The note is personally guaranteed by the borrower. This note is in default and is on non-accrual status. At March 31, 2021 and September 30, 2020, the principal and interest has been fully reserved, totaling $69,000.

Note 6 –Notes Payable

		Maturity	Annual Interest	Current Principal	Original	Discount	Net	Conversion	Shares Issuable Upon
	Note Date	Date	Rate	Balance	Discount	Amortization	Balance	Price	Conversion
C-1	3/23/2020	9/23/2020	12%	$1,100,000	$(863,049)	$863,049	$—	$1.00	—
C-2	3/23/2020	9/23/2020	12%	1,100,000	(863,049)	863,049	1,100,000	1.00	1,206,730
C-3	8/15/2011	8/15/2012	8%	20,000	—	—	20,000	0.50	63,510
C-4	6/15/2020	3/15/2021	24%	50,000	—	—	50,000	1.00	50,000
C-5	3/19/2021	9/19/2021	10%	200,000	—	—	200,000	2.50	80,000
C-6	3/19/2021	3/19/2023	10%	1,355,000	(1,355,000)	22,305	22,305	1.00	1,355,000

							$1,392,305		2,755,240

(C-1, C-2) Convertible Stockbridge/Viridis Notes

On March 23, 2020 the Company borrowed proceeds from two related parties, Stockbridge Enterprises and Viridis I9 Capital LLC. The $2,200,000 borrowing is unsecured, had an original term of six months, and accrued interest at a rate of 12% per year. All principal and interest were due on the maturity date. At December 31, 2020, these notes were in default. In February 2021, the Stockbridge note was amended to cure the default (see (n) below). The Viridis note remains in default as of this filing, though the parties are negotiating a long-term arrangement. The debt included a provision for the issuance of 10,000,000 warrants exercisable into the Company’s common stock. The exercise price on the warrants is $.75 and the warrants have a term of 5 years. The debt and warrants were recorded at their relative fair values. The resulting discount was amortized to interest expense over the term of the debt.

(C-3, C-4, C-5) Other Convertible Notes

The Company has various convertible notes outstanding under various provisions. C-5 note was assumed in the OCG, Inc. transaction. It was restructured to be a 6 month convertible note with an initial principal balance of $300,000, with a principal payment due and paid by March 24, 2021, and additional principal payments of $10,000 due monthly as well as accrued interest at 10%. The note matures September 2021 and may be converted into common stock of the Company at any time before then with an exercise price of $2.50 per share.

(C6) Convertible Notes

The Company and OCG Inc. borrowed $1,355,000 from various investors in March 2021 under a convertible note agreement. The notes bear interest at 10%, calculated semi-annually, payable on the maturity date in which any accrued but unpaid and unconverted interest and unconverted and outstanding principal is due. In addition to the notes being convertible at the option of the noteholders, the notes include automatic conversion features in which the notes will convert to common shares of the Company upon the earlier of the maturity date or when the quoted market price of the Company is $2.00 or above for five consecutive trading days and has 20,000 shares traded in the same five days. The notes also included warrants to purchase 1,355,000 shares of Company stock for $3 per share, with a 3 year term. The debt, and warrants were recorded at their relative fair values. The resulting discount will be amortized to interest expense over the term of the debt. The beneficial conversion feature was recorded at its intrinsic value, but was limited to the amount of the proceeds allocated to the debt.

		Maturity	Annual Interest	Current Principal	Original	Discount	Net
	Note Date	Date	Rate	Balance	Discount	Amortization	Balance	Secured by
e	3/23/2020	3/1/2021	22%	$—	—	—	—	1st DOT AZ property
f	5/1/2020	11/1/2023	10%	1,386,370	(612,760)	160,486	934,546	2nd DOT AZ property
g	5/1/2020	4/1/2024	10%	1,564,849	(731,228)	191,513	1,025,134	1st DOT NV property
h	5/1/2020	5/1/2023	15%	283,666	(151,212)	49,403	181,857	N/A
i	2/14/2020	10/14/2022	2%	437,500	(155,040)	90,888	373,348	Secured by licenses
j	6/18/2020	1/14/2021	60%	—	—	—	—	Future revenues
k	9/8/2020	4/7/2021	60%	18,917	—	—	18,916	Future revenues
l	2/14/2020	4/14/2020	6%	—	(257,094)	257,094	—	N/A
m	12/20/2020	12/20/2021	9%	38,588	—	—	38,588	2 vehicles in AZ
n	2/1/2021	2/5/2022	10%	1,236,891	—	—	1,236,891	N/A
o	3/19/2021	4/1/2024	10%	233,427	—	—	233,427	N/A
p	3/19/2021	4/1/2024	10%	60,181	—	—	60,181	N/A
q	3/19/2021	4/1/2024	10%	574,235	—	—	574,235	N/A

							4,677,123

					Less current portion		(1,943,836)

					Long-term debt		$2,733,287

(e) Aeneas Venture Partners 3, LLC Note

On August 28, 2019, Item 9 Properties, LLC, a Nevada limited liability company, and BSSD Group, LLC, an Arizona limited liability company, each wholly owned subsidiaries of Item 9 Labs Corp. collectively, entered into a Loan Agreement of up to $2.5 million (the “Loan Agreement”) with Aeneas Venture Partners 3, LLC, an Arizona limited liability company (the “Lender”). The Loan is secured by a first priority interest in the Company’s real property located in Coolidge, Arizona, including improvements and personal property thereon (the “Property”) and includes an unconditional guarantee by Item 9 Labs Corp. The 5-acre property has 20,000 square feet of buildings, housing the cultivation and processing operations. On March 23, 2020, the Company paid $2,000,000 on the note and reached a settlement to bring the note current. The settlement calls for monthly interest payments of $22,000 and the remaining principal balance of the note is due on March 1, 2021. The note was paid in full on March 1, 2021.

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

On May 1, 2020, under a troubled debt restructuring, the Company renegotiated the $1,200,000 note payable. As part of the restructuring, the Company issued 1,555,556 warrants exercisable into the Company’s common stock. The exercise price on the warrants is $1.00 and they have a term of 5 years. Accrued interest in the amount of $186,370 was added to the principal balance of the note, making the total principal $1,386,370. Interest only payments of $11,553 shall be paid monthly until November 1, 2020 at which time monthly principal and interest payments of $28,144 are required for 36 months, with a balloon payment of $693,185 due upon the note’s maturity. The note also entitles Viridis to a gross revenue participation of the Arizona Operations equal to 1% of the gross sales (up to $20,000 monthly) upon the maturity of the note and for the subsequent 5 year period. The debt and warrants were recorded at their relative fair values. The resulting discount will be amortized to interest expense over the term of the debt. The lender has granted a payment forbearance for the note and all unpaid principal and interest during this time will be added to the balloon payment at maturity.

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

On May 1, 2020, under a troubled debt restructuring, the Company renegotiated the $1,500,000 note payable. As part of the restructuring, the Company issued 1,944,444 warrants exercisable into the Company’s common stock. The exercise price on the warrants is $1.00 and they have a term of 5 years. Accrued interest in the amount of $64,849 was added to the principal balance of the note, making the total principal $1,564,849. Interest only payments of $13,040 shall be paid monthly until 3 months following the commencement date of the Nevada Operations at which time monthly principal and interest payments of $33,962 will be required for 36 months, with a balloon payment of $761,007 due upon the note’s maturity. The note also entitles Viridis to a gross revenue participation of the Nevada Operations equal to 1% of the gross sales (up to $20,000 monthly) upon the maturity of the note and for the subsequent 5 year period. The debt and warrants were recorded at their relative fair values. The resulting discount will be amortized to interest expense over the term of the debt. The lender has granted a payment forbearance for the note and all unpaid principal and interest during this time will be added to the balloon payment at maturity.

(h) Virids (unsecured)

The Company’s subsidiary, BSSD Group, LLC borrowed $269,000 from Viridis, a related party, in December 2019. This note bore annualized interest at 15%. On May 1, 2020, under a troubled debt restructuring, the Company renegotiated the $269,000 note payable. Accrued interest in the amount of $14,666 was added to the principal balance of the note, making the total principal $283,666. As part of the restructuring, the Company issued 400,000 warrants exercisable into the Company’s common stock. The warrants have an exercise price of $.05 and a term of 5 years. Payments of principal and interest in the amount of $9,833 are due monthly until the note’s maturity on May 1, 2023. The debt and warrants were recorded at their relative fair values. The resulting discount will be amortized to interest expense over the term of the debt. The lender has granted a payment forbearance for the note and all unpaid principal and interest during this time will be added to the balloon payment at maturity.

(i) Strive Note

In connection with the license acquisition described in Note 2, the Company entered into a note payable with the sellers in February 2020. The $1,000,000 note has a term of two years starting September 30, 2020 and bears interest at 2% per year. A principal payment in the amount of $500,000 was due on the earlier of October 10, 2020 or three months following the date on which each provisional certificate becomes a final certificate. The remaining balance is to be paid in quarterly installments of $62,500 plus accrued interest. Due to the low stated interest rate on the note, management imputed additional interest on the note.

(j) CBR 1

In June 2020, the Company executed on a short-term financing arrangement. The net proceeds of $873,000 were utilized to further expand the production capabilities of our operations in Arizona. Thirty payments of $40,500 were due weekly and the arrangement matured and was paid in full in January 2021. The loan was secured by future revenues of our operations in Arizona.

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

(l) Stockbridge Note

The Company entered into an additional note with Stockbridge Enterprises, a related party, in February 2020. The $500,000 borrowing had a term of 60 days and bore interest at 6% per year. All principal and interest were due on the maturity date of April 2020. The note included a provision for the issuance of 500,000 warrants exercisable into the Company’s common stock. The warrants have an exercise price of $.05 and a term of 5 years. In February 2021, this note was amended to cure the default (see (n) below).

(m) Automotive Debt

In December 2020, the Company’s subsidiary, BSSD Group purchased vehicles for use in operations. The dealership financed the vehicles. The initial principal balance of the note was $50,914.

(n) Stockbridge Amended Debt

In February 2021, the Company and Stockbridge Enterprises, a related party, under a trouble debt restructuring, agreed to restructure and settle the outstanding notes. The total outstanding balance of $1,660,590 including accrued interest will be repaid under a new promissory note, calling for a down payment of $300,000 (paid at time of signing), $120,000 monthly payments for 11 months with the remaining balance of $40,590 paid on February 1, 2022. The note bears interest at 10%. The restructured notes removed the conversion features included in one of the notes that was restructured.

(o, p, q) OCG Officers Debt

As part of the OCG transaction in March 2021, the Company assumed the officer debt of OCG, Inc. The debt is held in OCG, Inc., bears interest at 10% and is amortized over a 3 year term. Interest only payments are due monthly for 6 months, then half of the principal balance will be amortized over the remaining 30 months, with principal and accrued interest paid monthly, with a balloon payment of all outstanding principal and interest due at maturity.

Note 7 - Concentrations

For the three and six months ended March 31, 2021 and 2020, substantially all of the Company’s revenue was generated from a single customer. The Company’s wholly owned subsidiary provides services to this customer under a three-year Cultivation Management Services Agreement that commenced on April 1, 2020. Provisions of the agreement require 30-day written notice to terminate except for the following circumstances, in which case the agreement is cancellable with no notice: (i) uncured default; (ii) gross negligence, intentional, or willful misconduct by either party; (iii) federal or state enforcement action against either party; (iv) any change or revocation of state or local law that has the effect of prohibiting the legal operation of the Cultivation Facility; (v) the dispensary license renewal is not approved; (vi) the dispensary fails to maintain its dispensary license in good standing with the regulators resulting in the revocation of the dispensary license.

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

On April 20, 2018, the Company entered into an agreement for the purchase of approximately 44 acres of land from an affiliate of a founding member of BSSD. The purchase price of the property is $3,000,000, payable as follows; (i) $200,000 deposited with escrow agent as an initial earnest money deposit, (ii) on or before February 1, 2019, the Company will deposit an additional $800,000 into escrow as additional earnest money deposit and (iii) the balance of the purchase price shall be paid via a promissory note. The earnest money amounts are non-refundable. The Company has negotiated an amendment to this agreement that will spread the $800,000 payment over the course of 4 months. As of the date of these financial statements, $600,000 has been deposited in escrow which has been classified as a long-term asset on the condensed consolidated sheet as of March 31, 2021 and September 30, 2020.

The Company entered into a 60 month lease with VGI Citadel LLC, a related party, to rent office space for its corporate headquarters which began on September 1, 2019. The lease payments total $6,478 monthly for the first twelve months, include all utilities and an estimated amount for common area maintenance and real estate taxes. The monthly lease rate increases to $6,653, $6,828, $7,003, and $7,178 for years two through five, respectively.

As of March 31, 2021 and September 30, 2020, the Company has accrued unpaid payroll taxes of approximately $2,200,000 and $1,700,000, respectively, which includes estimated penalties and interest, and is included in accrued expenses in the accompanying balance sheets.

Note 9– Related Party Transactions

As discussed in Note 8, the Company has entered into an agreement as of April 20, 2018 for the purchase of land. The land-owner is one of the original members of BSSD and a current employee of the Company.

As discussed in Note 6, BSSD Group, LLC, a wholly owned subsidiary of the Company entered into a loan agreement with Viridis.

As discussed in Note 6, the Company has notes payable to Viridis I9 Capital LLC and Stockbridge Enterprises in the with varying terms as of March 31, 2021.

As discussed in Note 8, the Company has a lease agreement with VGI Capital LLC. A member of VGI Capital was elected to the Company’s board of directors on December 21, 2018 and is currently the Company’s CEO.

Included in our accounts payable at March 31, 2021 and September 30, 2020 is approximately $80,000, and $90,000, respectively in amounts due to related parties.

Note 10 - Stockholders’ Equity

Common Stock

In the six months ended March 31, 2020, in the normal course of business, the Company issued 55,618 shares of restricted common stock, valued at $132,106 as consideration for various contracts, including venue sponsorships, marketing, and investor relations.

In February 2020, the Company committed to issue 3,250,000 shares of restricted common stock for the Strive acquisition. The agreement called for the members of Strive to receive membership interest in Strive, which would be transferrable into the 3,250,000 shares of restricted common stock of the Company. As of the financial statement date, the sellers have not requested the transfer so the shares have not been issued, though they are reserved and included in shares outstanding.

In the six months ended March 31, 2020, the Company issued 26,282 shares of restricted common stock to employees, valued at $75,000.

In the six months ended March 31, 2021, in the normal course of business, the Company issued 111,765 shares of restricted common stock to vendors, valued at $163,236.

During the six months ended March 31, 2021, the Company raised $12,959,808 via private placement. The Company issued 15,246,643 shares with a selling price for its restricted common stock of $0.85.

In March 2021, the Company issued 19,080,000 shares of restricted common stock for the OCG, Inc. acquisition. See Note 2.

Warrants

As of March 31, 2021, there are 41,415,000 warrants for purchase of the Company’s common stock outstanding. Warrants outstanding as of March 31, 2021 are as follows:

	Common Shares
	Issuable Upon Exercise	Exercise Price	Grant Date	Expiration
Warrants issued by predecessor	100,000	$1.00	7/28/2016	7/28/2021
Warrants issued in connection with debt financing	500,000	$0.05	2/14/2020	2/14/2025
Warrants issued in connection with acquisition	2,000,000	$1.13	2/14/2020	2/14/2023
Warrants issued in connection with debt financing	10,000,000	$0.75	3/28/2020	3/29/2025
Warrants issued in connection with debt financing	3,500,000	$1.00	5/1/2020	5/2/2025
Warrants issued in connection with debt financing	400,000	$0.05	5/1/2020	5/2/2025
Warrants issued in connection with acquisition	23,560,000	$3.00	3/19/2021	6/30/2024
Warrants issued in connection with debt financing	1,355,000	$3.00	3/16/2021	6/30/2024
Balance of Warrants at March 31, 2021	41,415,000

Stock Options

As of March 31, 2021, there are 3,211,709 stock options outstanding, 287,491 of those options are exercisable with a weighted average exercise price of $5.34. The 2,924,218 unvested options have a weighted average exercise price of $0.87.

Note 11 – Going Concern

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

Note 12 – Subsequent Events

Subsequent to March 31, 2021, the Company sold 400,000 shares for $340,000, or $0.85 per share.

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

Overview

Item 9 Labs produces premium cannabis and cannabis related products in a rapidly growing market. We currently offer more than 300 products that we group in the following categories: flower; concentrates; distillates and hardware. Our product offerings will continue to grow as we develop new products to meet the needs of the end users. We make our products available to consumers through licensed dispensaries in Arizona. Item 9 Labs’ products are now carried in more than 80 dispensaries throughout the state of Arizona.

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

Our objective is to leverage our assets (tangible and intangible) to fuel the growth of our share of the Arizona cannabis market, as well as expand the geographical reach of our products into markets outside of Arizona, with the ultimate goal of providing comfortable cannabis solutions to a larger population in a manner that will create value for our shareholders.

On December 13, 2020, the Company and I9 Acquisition Sub Inc. (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Agreement”) with OCG Inc., a Colorado corporation (“Target”), pursuant to which the Merger Sub will be merged with and into the Target in a reverse triangular merger with the Target continuing as the surviving entity as a wholly-owned direct subsidiary of the Company (“Merger”). OCG Inc. owns the dispensary franchise concept, Unity Rd. Unity Rd. will be the retail vertical of the Company, will be supplied with premium Item 9 Labs products, and gives the Company a less capital intensive method of expanding into other markets. The transaction closed on March 19, 2021.

Unity Rd will be the vehicle to bring Item 9 Labs products across the United States and internationally, while keeping dispensaries locally owned and operated, empowering entrepreneurs to confidently and successfully operate their business and contribute to their local communities. As the Unity Rd dispensaries achieve sufficient market penetration, Item 9 Labs aims to offer its products in those locations to expand the distribution footprint of its premium product offerings.

Our Arizona cannabis operations saw significant expansion as well, both in our physical and geographic footprint. Our physical footprint expanded with the addition of a 2nd 10,000 square foot facility in the 4th quarter of fiscal year 2019, more than doubling our cultivation and processing space for Arizona. As the Company methodically expanded our operational capacity by more than 100% in fiscal year 2020, we were also able to significantly increase efficiencies within the cultivation and processing operations. The Arizona expansion will continue in fiscal year 2021. We have tripled production since October 1, 2020 and we continue driving towards doubling production in the second half of the year, while beginning construction on phase 1 of our construction plan to build additional cultivation space. Phase 1 plans total over 60,000 square feet of cultivation and processing space, and the planned remaining five phases will add over 600,000 square feet of cultivation and processing space.

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

Results of Operations

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Revenues, net	$6,110,631	$1,862,012	$9,150,195	$3,394,867
Cost of services	3,121,045	1,267,984	4,729,176	2,319,519
Gross profit	2,989,586	594,028	4,421,019	1,075,348

Operating expenses	2,472,179	1,487,061	4,269,701	3,170,123

Income (loss) from operations	517,407	(893,033)	151,318	(2,094,775)

Other income (expense), net	(468,387)	(684,203)	(1,176,754)	(1,457,789)

Net income (loss)	$49,020	$(1,577,236)	$(1,025,436)	$(3,552,564)

Revenues

Total revenues for the three months ended March 31, 2021 were $6,110,631 compared to the revenue for the period ended March 31, 2020 of $1,862,012, an increase of $4,284,619 or 228%.

Total revenues for the six months ended March 31, 2021 were $9,150,195 compared to the revenue for the period ended March 31, 2020 of $3,394,867, an increase of $5,755,328 or 170%.

The increase is due to management’s focus of increasing production as the market demand remains to be higher than our production capacity.

Costs of Services

Costs of services consist primarily of labor, materials, supplies, utilities, and overhead. Costs of services as a percentage of revenues was 51% for the three months ended March 31, 2021 compared to 68% for the three months ended March 31, 2020. Costs of services as a percentage of revenues was 52% for the six months ended March 31, 2021 compared to 68% for the six months ended March 31, 2020.

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

Gross Profit

Gross profit for the three months ended March 31, 2021 was $2,989,586 (49%) compared to $594,028 (32%) for the three months ended March 31, 2020. Gross profit for the six months ended March 31, 2021 was $4,421,019 (48%) compared to $1,075,348 (32%) for the six months ended March 31, 2020. The increase in profit margin is due to the Company operating more efficiently during its production expansion. The Company has been able to lower costs since first half of fiscal year 2020 and expects to see gross profit margins continue to increase in future periods.

Operating Expenses

Total operating expenses for the three months ended March 31, 2021 were $2,472,179 and compared to $1,487,061 for the three months ended March 31, 2020, an increase of $985,118 or 66%. Total operating expenses for the six months ended March 31, 2021 were $4,269,701 and compared to $3,170,123 for the six months ended March 31, 2020, an increase of $1,099,578 or 35%. Operating expenses as a percentage of revenue decreased to 40% and 47% from 80% and 93% for the three and six months ending March 31, 2021 and 2020, respectively. Management believes this ratio will continue to decrease going forward as the expectation is that revenues will continue to grow at a higher rate than operating expenses. The decrease in operating expenses as a percentage of revenues for the three and six months ended March 31, 2021 was due to the Company’s focus on increasing revenue, reducing expenses and performing more efficiently.

Interest Expense

Total interest expense for the three and six months ended March 31, 2021 was $468,387 and $1,176,754, respectively, compared to $684,203 and $1,457,789, respectively, for the three and six months ended March 31, 2020, a decrease of $215,816 and $281,035 for the three and six months respectively. Included in interest expense is non-cash amortization of debt discounts. Amortization of discounts totaled $119,298 and $272,359, respectively, for the three and six months ended March 31, 2021 compared with $346,936 for the three and six months ended March 31, 2020.

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

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and has incurred net losses since its inception. These losses, with the associated substantial accumulated deficit, are a direct result of the Company’s planned ramp up period as it is pursuing market acceptance and geographic expansion. In view of these matters, realization of a major portion of the assets in the accompanying condensed consolidated balance sheets is dependent upon continued operations of the Company which in turn is dependent upon the Company’s ability to meet its financing requirements, and the success of its future operations. The Company operates in a new, developing industry with a variety of competitors. These factors raise substantial doubt about the Company’s ability to continue as a going concern. As a result, the Company’s independent registered public accounting firm included an emphasis-of-matter paragraph with respect to the consolidated financial statements for the year ended September 30, 2020, expressing uncertainty regarding the Company’s assumption that it will continue as a going concern.

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

As of March 31, 2021, the Company had $4,307,877 of cash and working capital of $2,019,563 (current assets minus current liabilities), compared with $84,677 of cash and ($7,396,258) of negative working capital as of September 30, 2020. The increase of $9,415,821 in our working capital and $4,223,200 in cash was primarily due to the sale of the Company’s restricted common stock as well as investing the cash proceeds in inventory to be able to increase sales and profitability. The Company is an early-stage growth company. It is generating cash from sales and is investing its capital reserves in operations, plant expansion and enhancement, and new acquisitions that will generate additional earnings in the long term. The Company expects that its cash on hand and cash flows from operations, along with private and/or public financing, will be adequate to meet its capital requirements and operational needs for the next 12 months, although no assurance can be given that private and/or public financing can be obtained on terms acceptable to the Company, or at all.

Cash Flows

The following table summarizes the sources and uses of cash for each of the periods presented:

	Six Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(4,479,607)	$(421,719)
Net cash used in investing activities	(2,328,122)	(917,903)
Net cash provided by financing activities	11,030,929	1,069,000
Net increase (decrease) in cash and cash equivalents	$4,223,200	$(270,622)

Operating Activities

During the six months ended March 31, 2021, operating activities used $4,479,607 of cash, primarily resulting from a net loss of $1,025,436 which was extended by net cash used in operating assets and liabilities of $3,454,171. There was significant non-cash activity that contributed to the net loss totaling $1,321,358 including depreciation and amortization of $276,419, amortization of debt discount of $272,359, and compensation paid in the form of stock of $772,580. With the increase in revenues, the Company’s receivables increased $2,213,229, deferred costs increased $3,622,372 and prepaid expenses increased $1,024,680, offset by an increase in current liabilities of $2,084,752.

During the six months ended March 31, 2020, operating activities used $421,719 of cash, primarily resulting from a net loss of $3,552,564 which was offset by net cash provided by operating assets and liabilities of $1,924,503. There was significant non-cash activity that contributed to the net loss totaling $1,206,342 including depreciation and amortization of $629,840, amortization of debt discount of $346,936, provision for bad debt of $22,460 and compensation paid in the form of stock of $207,106.

Investing Activities

During the six months ended March 31, 2021, investing activities used $2,328,122 of cash, consisting primarily of $739,560 in purchase of property and equipment and $1,685,368 of deposits paid on an acquisition.

During the six months ended March 31, 2020, investing activities used $917,903 of cash, consisting primarily of $500,000 in purchases of cannabis licenses and $426,743 of capitalized legal fees related to trademarks and licenses.

Financing Activities

During the six months ended March 31, 2021, financing activities provided $11,030,929, consisting of $12,959,808 in proceeds from the issuance of stock and proceeds from the issuance of convertible debt of $1,355,000 and offset by $3,283,879 in debt payments made.

During the six months ended March 31, 2020, financing activities provided $1,069,000, consisting of $3,169,000 in proceeds from the issuance of debt and offset by $2,100,000, in debt payments made.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. Significant accounting estimates in these financial statements include but are not limited to accounting for depreciation and amortization, current and deferred income taxes, deferred costs, accruals and contingencies, carrying value of goodwill and intangible assets, collectability of notes receivable, the fair value of common stock and the estimated fair value of stock options and warrants and the estimated fair value of the consideration paid and the fair value of assets purchased and liabilities assumed in the acquisition of OCG, Inc. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated. For a discussion of our critical accounting policies, refer to Part I, item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended September 30, 2020. Management believes that there have been no changes in our critical accounting policies during the three months ended March 31, 2021.

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

Inflation

We do not believe that inflation had a material impact on us for the three and six months ended March 31, 2021 or 2020, though the increase in prices in building materials will impact the costs of our construction projects, though the Company believes the increase in costs will not impact the overall return on investment significantly.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2021.

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

The Company issued 8,443,437 shares during the three months ended March 31, 2021 for $7,168,583. The proceeds of the issuance are being used to expand the production capacity.

The Company issued 19,080,000 shares during the three months ended March 31, 2021 to acquire OCG, Inc.

2.	Subsequent Issuances:

Subsequent to March 31, 2021, the Company issued 400,000 shares.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

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

Item 9 Labs Corp.

Date: May 17, 2021	By:	/s/ Andrew Bowden
	Name: Title:	Andrew Bowden Chief Executive Officer (Principal Executive Officer)

Date: May 17, 2021	By:	/s/ Robert Mikkelsen
	Name: Title:	Robert Mikkelsen Chief Financial Officer (Principal Financial Officer)

