Form 10-Q
period 2021-06-30
Item 9 Labs Corp.
filed 2021-08-16
CIK 1500123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

1-833-867-6337

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☑

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☑	Smaller reporting company	☑
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of August 13, 2021, there were 92,209,521 shares of the issuer's common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this Quarterly Report on Form 10-Q and other filings of the Registrant under the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as well as information communicated orally or in writing between the dates of such filings, contains or may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements in this Quarterly Report on Form 10-Q, including without limitation, statements related to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends and uncertainties are the availability of working capital to fund our operations, the competitive market in which we operate, the efficient and uninterrupted operation of our computer and communications systems, our ability to generate a profit and execute our business plan, the retention of key personnel, our ability to protect and defend our intellectual property, the effects of governmental regulation, and other risks identified in the Registrant's filings with the Securities and Exchange Commission from time to time.

In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "could," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. Although the Registrant believes that the expectations reflected in the forward-looking statements contained herein are reasonable, the Registrant cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither the Registrant, nor any other person, assumes responsibility for the accuracy and completeness of such statements. The Registrant is under no duty to update any of the forward-looking statements contained herein after the date of this Quarterly Report on Form 10-Q.

ITEM 9 LABS CORP.

FORM 10-Q

JUNE 30, 2021

INDEX

		Page
Part I - Financial Information

Item 1.	Financial Statements	F-1
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21
Item 4.	Controls and Procedures	21

Part II - Other Information

Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities
Item 4.	Mine Safety Disclosures	22
Item 5.	Other Information
Item 6.	Exhibits	23

Signatures		24

Certifications

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ITEM 9 LABS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	September 30,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$296,892	$84,677
Accounts receivable, net of allowance for doubtful accounts of $76,052 and $81,018, respectively	2,055,690	352,598
Deferred costs	8,495,683	2,147,110
Prepaid expenses and other current assets	629,138	307,905
Total current assets	11,477,403	2,892,290

Property and equipment, net	9,413,989	7,208,760
Right of use asset	156,938	196,756
Deposits	600,000	1,243,738
Receivable for sale of Airware assets, net of reserves of $596,430	155,715	160,715
Notes and interest receivable, net	80,000	80,000
Other intangible assets, net	126,922,930	7,765,114
Goodwill	1,116,396	1,116,396
Total Assets	$149,923,371	$20,663,769

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$3,534,030	$1,977,207
Accrued payroll	83,286	197,989
Accrued interest	1,332,201	780,903
Accrued expenses	2,707,622	1,808,819
Deferred revenue	685,349	-
Notes payable, current portion, net of discounts	838,894	3,193,150
Operating lease liability - current portion	60,480	60,480
Convertible notes payable, net of discounts	1,317,821	2,270,000
Total current liabilities	10,559,683	10,288,548

Operating lease liability, net of current portion	100,518	140,336
Convertible notes payable, net of current portion and discounts	188,093
Notes payables, net of current portion and discounts	3,465,106	2,219,636

Total liabilities	14,313,400	12,648,520

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $.0001 per share, 2,000,000,000 shares authorized; 104,509,521 and 68,336,113 shares issued and 92,209,521 and 56,036,113 outstanding at June 30, 2021 and September 30, 2020, respectively	10,451	6,834
Additional paid-in capital	173,877,183	44,426,737
Accumulated deficit	(24,827,663)	(22,968,322)
Total Item 9 Labs Corp. stockholders' equity	149,059,971	21,465,249
Treasury stock	(13,450,000)	(13,450,000)

Total Stockholders' Equity	135,609,971	8,015,249

Total Liabilities and Stockholders' Equity	$149,923,371	$20,663,769

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITEM 9 LABS CORP. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
Revenues, net	$6,693,061	$2,207,453	$15,843,256	$5,602,321
Cost of services	3,802,447	1,188,831	8,531,623	3,508,350
Gross profit	2,890,614	1,018,622	7,311,633	2,093,971

Operating expenses
Professional fees and outside services	442,483	182,610	1,350,196	654,447
Payroll and employee related expenses	1,592,673	698,477	4,014,819	2,229,493
Sales and marketing	262,473	37,997	389,819	199,215
Depreciation and amortization	112,159	138,252	360,601	521,024
Other operating expenses	728,100	205,250	1,292,154	806,070
Provision for bad debt	-	-	-	22,460
Total expenses	3,137,888	1,262,586	7,407,589	4,432,709

Loss from operations	(247,274)	(243,964)	(95,956)	(2,338,738)

Other income (expense)
Interest expense	(629,265)	(1,362,347)	(1,806,019)	(2,820,137)
Other income (expense)	42,634	(1,492)	42,634	(1,492)
Total other income (expense), net	(586,631)	(1,363,839)	(1,763,385)	(2,821,629)

Net loss, before income tax provision	(833,905)	(1,607,803)	(1,859,341)	(5,160,367)

Income tax provision (benefit)	-	-	-	-

Net loss	$(833,905)	$(1,607,803)	$(1,859,341)	$(5,160,367)

Less: Net loss attributable to noncontrolling interest	$-	$-	$-	$(26,274)

Net loss attributable to Item 9 Labs Corp	$(833,905)	$(1,607,803)	$(1,859,341)	$(5,134,093)

Basic and diluted net loss per common share	$(0.01)	$(0.03)	$(0.03)	$(0.08)

Basic and diluted weighted average common shares outstanding	92,209,521	61,424,905	72,115,022	61,834,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITEM 9 LABS CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2021	2020
Operating Activities:
Net loss	$(1,859,341)	$(5,160,367)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	100,535	96,330
Amortization of intangible assets	260,066	709,740
Amortization of right of use asset	39,818	60,557
Amortization of debt discount	565,021	1,273,739
Common stock issued for services	163,236	132,106
Stock compensation expense	914,016	75,000
Provision for bad debt	-	22,460
Changes in operating assets and liabilities:
Accounts receivable	(1,703,092)	(191,656)
Deferred costs	(6,348,573)	(1,053,221)
Prepaid expenses and other current assets	(192,292)	(319,927)
Accounts payable	524,088	1,178,434
Accrued payroll	(114,703)	134,359
Accrued compensated absences	-	2,193
Accrued interest	643,068	1,088,462
Accrued expenses	147,868	1,023,933
Deferred income	22,844
Operating lease liability	(39,818)	(42,543)
Net Cash Used in Operating Activities	(6,877,259)	(970,401)

Investing Activities:
Deposit on acquisition	(1,685,368)	-
Cash paid for acquisition	-	(500,000)
Purchases of property and equipment	(2,263,388)	(82,500)
Cash received from sale of Airware assets	5,000	50,000
Cash received from note receivable	-	20,000
Cash acquired in merger	94,596	-
Capitalized license fees	(2,790)	(426,663)
Net Cash Used in Investing Activities	(3,851,950)	(939,163)

Financing Activities:
Proceeds from the sale of common stock, net of issuance costs	13,298,965	-
Proceeds from the issuance of debt	1,355,000	4,092,000
Debt payments	(3,712,541)	(2,192,664)
Net Cash Provided by Financing Activities	10,941,424	1,899,336

Net Increase (Decrease) in Cash	212,215	(10,228)

Cash and cash equivalents- Beginning of Period	84,677	574,943

Cash and cash equivalents - End of Period	$296,892	$564,715

Supplemental disclosure of cash flow information:
Interest paid in cash	$597,930	$116,000
Income taxes paid in cash	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Stock issued (or to be issued) for acquisitions	$65,000,000	$3,507,000
Warrants issued for debt and acquisition	$49,648,201	$5,069,734
Non-cash equity compensation	$1,077,252	$-
Non-cash Treasury Stock	$-	$150,216
Fixed assets purchased with debt	$50,914	$-
Right of use asset	$-	$268,359
Lease liability	$-	$268,359
Debt issued for acquisition	$-	$1,000,000
Amortization of debt discount	$565,021	$1,273,739
Accrued interest transferred to debt	$160,590	$300,705
Beneficial conversion feature	$428,802	$-

Net liabilities assumed in acquisition:
Cash	$94,596	$-
Other current assets	$128,941	$-
Fixed assets, net	$41,549	$-
Other assets - intangibles	$10,935	$-
Accounts payable	$1,032,735	$-
Other current liabilities	$3,224,771	$-
Notes payable	$1,186,658	$-
Other noncurrent liabilities	$662,505	$-
Net liabilities	$(5,830,648)	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITEM 9 LABS CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
NINE MONTHS ENDED JUNE 30, 2021 AND 2020

	Item 9 Labs Corp Equity
			Additional				Non
	Common Stock		Paid-in	Treasury Stock		Accumulated	Controlling
	Shares	Amount	Capital	Shares	Amount	(Deficit)	Interest	Total
Balance at September 30, 2019	63,643,005	$6,365	$18,148,962	-	$-	$(10,694,939)	$(123,942)	$7,336,446

Treasury stock acquired in settlement agreement	-	-	3,450,000	(2,300,000)	(3,450,000)	-	-	-
Issuance of shares for services	55,618	6	132,100	-	-	-	-	132,106
Stock compensation	26,282	3	74,997	-	-	-	-	75,000
Net loss	-	-	-	-	-	(1,950,190)	(25,138)	(1,975,328)
Balance at December 31, 2019	63,724,905	6,374	21,806,059	(2,300,000)	(3,450,000)	(12,645,129)	(149,080)	5,568,224

Stock to be issued for acquisition	3,250,000	325	3,506,675	-	-	-	-	3,507,000
Noncontrolling interest dissolution from acquisition	-	-	(150,216)	-	-	-	150,216	-
Warrants issued	-	-	257,094	-	-	-	-	257,094
Warrants to be issued	-	-	3,336,198	-	-	-	-	3,336,198
Net loss	-	-	-	-	-	(1,576,100)	(1,136)	(1,577,236)
Balance at March 31, 2020	66,974,905	6,699	28,755,810	(2,300,000)	(3,450,000)	(14,221,229)	-	11,091,280

Warrants issued	-	-	1,476,442	-	-	-	-	1,476,442
Net loss	-	-	-	-	-	(1,607,803)	-	(1,607,803)
Balance at June 30, 2020	$66,974,905	$6,699	$30,232,252	$(2,300,000)	$(3,450,000)	$(15,829,032)	$-	$10,959,919

Balance at September 30, 2020	68,336,113	$6,834	$44,426,737	(12,300,000)	$(13,450,000)	$(22,968,322)	$-	$8,015,249
Stock issued for cash, net	6,813,206	681	5,790,544	-	-	-	-	5,791,225
Issuance of shares for services	111,765	11	163,225	-	-	-	-	163,236
Stock compensation	-	-	304,672	-	-	-	-	304,672
Net loss	-	-	-	-	-	(1,074,456)	-	(1,074,456)
Balance at December 31, 2020	75,261,084	7,526	50,685,178	(12,300,000)	(13,450,000)	(24,042,778)	-	13,199,926

Stock issued for cash, net	8,433,437	843	7,167,740	-	-	-	-	7,168,583
Stock issued for acquisition	19,080,000	1,908	64,998,092	-	-	-	-	65,000,000
Warrants issued for acquisition	-	-	51,081,066	-	-	-	-	51,081,066
Stock to be issued for convertible notes - forced conversion	1,335,000	134	(134)	-	-	-	-	-
Warrants issued with convertible notes	-	-	926,198	-	-	-	-	926,198
Beneficial conversion - convertible notes	-	-	428,802	-	-	-	-	428,802
Stock compensation	-	-	304,672	-	-	-	-	304,672
Net income	-	-	-	-	-	49,020	-	49,020
Balance at March 31, 2021	104,109,521	10,411	175,591,614	(12,300,000)	(13,450,000)	(23,993,758)	-	138,158,267

Stock issued for cash, net	400,000	40	339,960	-	-	-	-	340,000
Adjustment to acquisition price, warrants	-	-	(2,359,063)	-	-	-	-	(2,359,063)
Stock compensation	-	-	304,672	-	-	-	-	304,672
Net loss	-	-	-	-	-	(833,905)	-	(833,905)
Balance at June 30, 2021	104,509,521	10,451	173,877,183	(12,300,000)	(13,450,000)	(24,827,663)	-	135,609,971

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITEM 9 LABS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Description of Business and Summary of Significant Accounting Policies

Description of Business

Item 9 Labs Corp. ("Item 9 Labs" or the "Company"), formerly Airware Labs Corp., is a Delaware corporation. The Company was incorporated under the laws of the State of Delaware on June 15, 2010 as Crown Dynamics Corp.

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

In March 2020, the World Health Organization categorized Coronavirus Disease 2019 ("COVID-19") as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The services we provide are currently designated an essential critical infrastructure business under the President's COVID-19 guidance, the continued operation of which is vital for national public health, safety and national economic security. The extent of the impact of the COVID-19 outbreak on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, its impact on our customers and vendors, and the range of governmental and community reactions to the pandemic, which are uncertain and cannot be fully predicted at this time.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

Certain prior period balances have been reclassified in the accompanying condensed consolidated financial statements to conform to the current year presentation. These reclassifications had no effect on the prior year's net loss or accumulated deficit.

The accompanying condensed consolidated financial statements of the Company as of June 30, 2021 have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and do not include all of the information and notes necessary for a presentation of financial position and results of operations in accordance with accounting principles generally accepted in the United States of America ("GAAP") and should be read in conjunction with our September 30, 2020 audited financial statements filed with the SEC on our Form 10-K on January 12, 2021. It is management's opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. We derived the September 30, 2020 condensed balance sheet data from audited financial statements, however, we did not include all disclosures required by GAAP. The results for the interim period ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending September 30, 2021.

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

Accounts Receivable

Accounts receivable are reported at the amount management expects to collect from outstanding balances. Differences between the amount due and the amount management expects to collect are recognized in the results of operations in the year in which those differences are determined. Accounts receivable are written off when all reasonable collection efforts have been taken. At June 30, 2021 and September 30, 2020, the Company has reserved $76,052 and $81,018, respectively, of specific accounts deemed uncollectible. Accounts receivable are pledged as collateral for debt, bear no interest, and are unsecured.

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

Notes and Other Receivables, net

Notes and other receivables are reported at the amount management expects to collect from outstanding balances. Differences between the amount due and the amount management expects to collect are reported in the results of operations in the period in which those differences are determined, with an offsetting entry to a valuation allowance for receivables. Management assesses all receivables individually and in total, considering historical credit losses as well as existing economic conditions to determine the likelihood of future credit losses. The Company stops accruing interest on interest bearing receivables when the receivable is in default. There was a total valuation allowance as of June 30, 2021 and September 30, 2020 of $745,430.

Impairment of Long-Lived Assets

We analyze long-lived assets, including property and equipment and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. We review the amortization method and estimated period of useful life at least at annually. We record the effects of any revision to operations when the change arises. We recognize impairment when the estimated undiscounted cash flow generated by those assets is less than the carrying amount of such assets. The amount of impairment is the excess of the carrying amount over the fair value of such assets, which is generally calculated using discounted cash flows.

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

In assessing realizable deferred tax assets, management assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. The Company adjusts the valuation allowance in the period management determines it is more likely than not that net deferred tax assets will or will not be realized. After review of the deferred tax asset and valuation allowance in accordance with ASC 740, management determined that it is more likely than not that the Company will not fully realize all of its deferred tax asset and a valuation allowance was recorded at June 30, 2021 and September 30, 2020.

The Company is generally subject to tax audits for its United States federal and state income tax returns for approximately the last four years, however, earlier years may be subject to audit under certain circumstances. Tax audits by their very nature are often complex and can require several years to complete.

Revenue Recognition

The Company has adopted ASC Topic 606, "Revenue from Contracts with Customers" ("ASC 606") and all the related amendments.

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

All of the Company's revenue is associated with a customer contract that represents an obligation to perform services that are delivered at a single point in time.  Any costs incurred prior to the period in which the services are performed to completion are deferred and recognized as cost of services in the period in which the performance obligations are completed. For the three and nine months ended June 30, 2021 and 2020, substantially all of the Company's revenue was generated from performance obligations completed in the state of Arizona.

The Company recognizes revenue as services are rendered. Services are considered complete upon successful delivery of the product to the dispensary as the Company has no further performance obligations at this point in time and collection is reasonably assured. Under the performance contract, the Company acted as an agent for the dispensary, did not own the marijuana products, could not exchange the marijuana products, prepared invoices for the dispensary and all employees that were in contact with marijuana products were agents of the dispensary with which we had our contract. Given these facts and circumstances, it was the Company's policy to record the revenue related to the contract net of the amount retained by the dispensary. Per the dispensary contract, the Company was paid 85% of the wholesale market price of the marijuana products for the services rendered for the three months ended December 31, 2019. The contract was amended in December 2019 and beginning in January 2020, the Company was paid 100% of the wholesale market price of the marijuana for the services rendered. The contract called for monthly payments in the amount of $80,000 for the three months ending March 31, 2020. Beginning April 1, 2020, the Company entered into a three-year agreement with another dispensary, which calls for monthly payments of $40,000. Prior to January 1, 2020, the Company recorded revenues at the amount it expected to collect, 85% of the total wholesale sales. Since January 1, 2020, the Company records revenue at the amount it expects to collect, 100% of the wholesale sales. The fees paid for operating under the contract are expensed to cost of revenues.

The Company's revenues accounted for under ASC 606 do not require significant estimates or judgments based on the nature of the Company's revenue stream. The sales price is generally fixed at the point of sale and all consideration from the contract is included in the transaction price. The Company's contracts do not include multiple performance obligations, variable consideration, a significant contract, rights of return or warranties.

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, consisting of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses and approximates fair value due to their short term to maturity (level 3 inputs).  The Company's receivable resulting from the sale of Airware, notes receivable and notes payable approximate fair value based on borrowing rates currently available on notes with similar terms and maturities (level 3 inputs).

Net Loss Per Share

Basic loss per share does not include dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. Dilutive securities are not included in the weighted average number of shares when inclusion would be anti-dilutive. June 30, 2021 and September 30, 2020 there were 44,634,209 and 22,024,419, respectively shares underlying convertible notes payable, warrants and options, that were anti-dilutive, respectively.

Stock-Based Compensation

The Company accounts for its stock-based awards in accordance with ASC Subtopic 718-10, "Compensation - Stock Compensation", which requires fair value measurement on the grant date and recognition of compensation expense for all stock-based payment awards made to employees and directors. For stock options, the Company estimates the fair value using a closed option valuation (Black-Scholes) model. The estimated fair value is then expensed over the requisite service period of the award which is generally the vesting period and the related amount is recognized in the condensed consolidated statements of operations. The Company recognizes forfeitures at the time they occur.

Assumptions used to estimate compensation expense are determined as follows:

•	Expected term is generally determined using the average of the contractual term and vesting period of the award;
•	Expected volatility is measured using the historical daily changes in the market price of the Company's common stock over a period consistent with the expected term or since March 20, 2018, if earlier, the day of the merger between BSSD Group LLC ("BSSD") and Airware Labs Corp;
•	Risk-free interest rate is equivalent to the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards.

Item 9 Labs Corp Incentive Stock Option Plan:

On June 21, 2019, our board and shareholders voted to approve the 2019 Equity Incentive Plan (the "2019 Plan"). Pursuant to the 2019 Plan, the maximum aggregate number of Shares available under the Plan through awards is the lesser of: (i) 6,000,000 shares, increased each anniversary date of the adoption of the plan by 2 percent of the then-outstanding shares, or (b) 10,000,000 shares. It is the policy of the Company to issue new shares for options that are exercised.

Warrants and Debt Discounts

The Company bifurcates the value of warrants issued with debt. This bifurcation results in the establishment of a debt discount, based on the relative fair values of the warrants and the debt, with a corresponding charge to equity unless the terms of the warrant require it to be classified as a liability. The warrants and corresponding note discounts are valued using the Black-Scholes valuation model. This model uses estimates of volatility, risk free interest rate and the expected term of the warrants, along with the current market price of the Company's stock, to estimate the value of the outstanding warrants. The Company estimates the expected term using an average of the contractual term and vesting period of the award. The expected volatility is measured using the average historical daily changes in the market price of the Company's common stock over the expected term of the award and the risk-free interest rate is equivalent to the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards.

Recently Issued Accounting Pronouncements

Pending Adoption

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which provides guidance on measuring credit losses on financial instruments. The amended guidance replaces current incurred loss impairment methodology of recognizing credit losses when a loss is probable with a methodology that reflects expected credit losses and requires a broader range of reasonable and supportable information to assess credit loss estimates. ASU 2016-13 is effective for us on October 1, 2023, with early adoption permitted on October 1, 2019. We are assessing the provisions of this amended guidance; however, the adoption of the standard is not expected to have a material effect on our condensed consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40). The amendment is meant to simplify the accounting for convertible instruments by removing certain separation models in subtopic 470-20 for convertible instruments. The amendment also changed the method used to calculate diluted EPS for convertible instruments and for instruments that may be settled in cash. The amendment is effective for years beginning after December 15, 2021, including interim periods for those fiscal years. We are currently evaluating the impact of adoption of this standard on the Company's condensed consolidated financial statements and related disclosures.

There have been no other recent accounting pronouncements or changes in accounting pronouncements that have been issued but not yet adopted that are of significance, or potential significance, to us.

Note 2 - Acquisitions

Strive Management, LLC

In February 2020, the Company executed an agreement with the other members of Strive Management, LLC to purchase the remaining 80% of Strive Management, LLC ("Strive"), as well as the Nevada licenses its members held in another entity. The Company agreed to pay $500,000 in cash, $1,000,000 in an unsecured note payable, 3,250,000 shares of the Company's restricted common stock and issue 2,000,000 warrants exercisable into the Company's common stock. The warrants are to be issued upon the earlier of September 30, 2020 or three months following the date on which each provisional certificate becomes a final certificate, which has not yet occurred. The warrants have a three-year term, exercise price of $1.13 and include down round provisions. In order to close the transaction, the Company borrowed $500,000 from Stockbridge Enterprises, a related party (See note 6). Though the Company acquired the remaining portion of Strive, Strive was not considered a business under ASC 805, Business Combinations, as it did not have a substantive process. As such, the Company has recorded the transaction as an asset acquisition. As of June 30, 2021 and September 30, 2020, $6,703,981 has been recorded to licenses relating to the transaction.

OCG Inc. (Unity Rd)

On December 13, 2020, the Company and I9 Acquisition Sub Inc. ("Merger Sub"), entered into an Agreement and Plan of Merger (the "Agreement") with OCG Inc., a Colorado corporation ("Target"), pursuant to which the Merger Sub will be merged with and into the Target in a reverse triangular merger with the Target continuing as the surviving entity as a wholly-owned direct subsidiary of the Company ("Merger"). On the terms and subject to the conditions set forth in the Agreement, upon the completion of the Merger, the Target Shareholders became stockholders of the Company through the receipt of an aggregate 19,080,000 restricted shares of the Common Stock of the Company, of which 7,632,000 shares will be held in escrow for 6-18 months ("Merger Consideration"). As the initial merger agreement was agreed upon in February 2020, the Company agreed to fund a line of credit to assist in funding the operations of OCG Inc. during the process. The payments made on behalf of OCG, Inc. were reported as deposits in the amount of $640,000 as of September 30, 2020. As of June 30, 2021, the amount is reported as an internal balance and has been eliminated in consolidation for financial reporting purposes. The Agreement dated December 13, 2020 superseded and replaced all prior agreements between the parties, including that certain merger agreement dated February 27, 2020.  The transaction closed on March 19, 2021, which has currently been determined to be the acquisition date. Per ASC 805, Business Combinations, the measurement period is the period after the acquisition date during which the acquirer may adjust the provisional amounts recognized for a business combination. The measurement period shall not exceed one year from the acquisition date. As of the date of this filing, the purchase price allocation is underway but not yet completed. Subsequent to the issuance of these financial statements, the Company expects to obtain a third-party valuation of the fair value of the assets acquired, liabilities assumed and consideration paid for use in the purchase price allocation. The estimated consideration paid was recorded based on the market price of Item 9 Labs stock as of March 19, 2021 for the 19,080,000 of restricted common shares issued and the black-scholes model for the 23,560,000 of warrants granted. The assumptions used in the black-scholes model were: grant date stock price of $3.40, term of 1.5 years, 140% volatility and a discount rate of .09% (1 year treasury bond), with a total estimated purchase price of $113,722,003. The valuation and allocation are significant estimates and may be materially modified in future filings as the accounting for this acquisition progresses and is finalized. Management has retained an independent valuation expert to review the value of the transaction as well as the purchase price allocation. Currently the report is not yet available, but it's results may affect the purchase price as well as intangible assets. The following table summarizes the allocation of the estimated purchase price to the estimated fair values of the assets acquired and the liabilities assumed as of the transaction date:

Consideration paid	$113,722,003

Tangible assets acquired

Cash	94,596
Other current assets	128,941
Fixed assets	41,549
Other assets	10,935

Total tangible assets	$276,021

Assumed liabilities

Accounts payable	1,032,735
Other current liabilities	3,224,771
Officer and shareholder loans	1,186,658
Unearned franchise fee revenue	662,505

Total assumed liabilities	6,106,669

Net liabilities assumed	(5,830,648)

Intangible assets (a)(b)	$119,552,651

(a)	- The excess purchase price over the tangible assets acquired and liabilities assumed will be allocated to intangible assets and goodwill after completion of the third-party valuation. In accordance with applicable accounting standards, any goodwill will not be amortized but instead will be tested for impairment at least annually or more frequently if certain indicators are present. Goodwill and intangible assets may not be deductible for tax purposes
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

	Nine months ended June 30,
	2021	2020
Revenue	$15,763,858	$5,728,692

Net loss	$(10,242,081)	$(11,220,516)

Basic and diluted net loss per common share	$(0.11)	$(0.14)

Basic and diluted weighted average common shares outstanding	91,195,022	80,914,030

Note 3 - Property and Equipment, Net

The following represents a summary of our property and equipment as of June 30, 2021 and September 30, 2020:

PPE
	June 30,	September 30,
	2021	2020
Equipment	$507,907	$169,069
Construction in progress	6,213,234	4,212,208
Land and building	3,097,539	3,093,780
	9,818,680	7,475,057
Accumulated Depreciation	(404,691)	(266,297)
	$9,413,989	$7,208,760

The Company had multiple capital projects ongoing during the nine months ended June 30, 2021. The fees associated with engineering and plan submittal, material orders, as well as electrical upgrades are reported as construction in progress as of June 30, 2021. Additionally, the Company began implementation of an ERP system, which was also reported as construction in progress.

Depreciation expense for the nine months ended June 30, 2021 and 2020 was $100,535 and $96,330, respectively.

Note 4 - Sale of Airware Assets and Investment in Health Defense LLC

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

During the year ended September 30, 2019, management determined that the receivable described above should be classified as long-term on the consolidated balance sheet as the payments have not been made as scheduled. Additionally, management has recorded a reserve on the receivable of $596,430 as of June 30, 2021 and September 30, 2020.

Note 5 - Notes Receivable

On May 11, 2018, the Company entered into a Promissory Note Agreement with a borrower in the principal amount of $150,000. This was a one year note with 20% non-compounded annual interest payable at maturity. It is convertible at the discretion of the Company into a unit offering of the borrower at a 15% discount. The note is personally guaranteed by the borrowers. This note is in default and is on non-accrual status. The Company has recorded a reserve of $80,000 on this note at June 30, 2021 and September 30, 2020.

On May 15, 2018, the Company entered into a Promissory Note Agreement with a borrower in the principal amount of $60,000. This was a one year note with 15% non-compounded annual interest payable at maturity. It is convertible at the discretion of the Company into an interest in a strategic partnership of ownership and operations of a certain dispensary license. The note is personally guaranteed by the borrower. This note is in default and is on non-accrual status. At June 30, 2021 and September 30, 2020, the principal and interest has been fully reserved, totaling $69,000.

Note 6 - Notes Payable

Convertible Notes:

	Note	Maturity	Annual Interest	Current Principal	Original	Discount	Net	Conversion	Shares Issuable Upon
	Date	Date	Rate	Balance	Discount	Amortization	Balance	Price	Conversion
C-2	3/23/2020	9/23/2020	12%	$1,100,000	$(863,049)	$863,049	$1,100,000	$1.00	1,206,730
C-3	8/15/2011	8/15/2012	8%	20,000	-	-	20,000	0.50	63,510
C-4	4/15/2021	4/15/2023	10%	30,000	-	-	30,000	1.00	30,000
C-5	3/19/2021	9/19/2021	10%	167,821	-	-	167,821	2.50	51,998
C-6	3/19/2021	3/19/2023	10%	1,355,000	(1,355,000)	188,093	188,093	1.00	1,355,000

							1,505,914		2,707,238

					Less current portion		(1,317,821)

							$188,093

(C-2) Convertible Viridis Notes

On March 23, 2020 the Company borrowed proceeds from two related parties, Stockbridge Enterprises and Viridis I9 Capital LLC. The $2,200,000 borrowing is unsecured, had an original term of six months, and accrued interest at a rate of 12% per year. All principal and interest were due on the maturity date. At December 31, 2020, these notes were in default. In February 2021, the Stockbridge note was amended to cure the default (see (n) below). The Viridis note remains in default as of this filing, though the parties are negotiating a long-term arrangement. The debt included a provision for the issuance of 10,000,000 warrants exercisable into the Company's common stock. The exercise price on the warrants is $.75 and the warrants have a term of 5 years. The debt and warrants were recorded at their relative fair values. The resulting discount was amortized to interest expense over the term of the debt.

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

(C6) Convertible Notes

The Company and OCG Inc. borrowed $1,355,000 from various investors in March 2021 under a convertible note agreement. The notes bear interest at 10%, calculated semi-annually, payable on the maturity date in which any accrued but unpaid and unconverted interest and unconverted and outstanding principal is due. In addition to the notes being convertible at the option of the noteholders, the notes include automatic conversion features in which the notes will convert to common shares of the Company upon the earlier of the maturity date or when the quoted market price of the Company is $2.00 or above for five consecutive trading days and has 20,000 shares traded in the same five days. The notes also included warrants to purchase 1,355,000 shares of Company stock for $3 per share, with a 3 year term. The debt, and warrants were recorded at their relative fair values. The resulting discount will be amortized to interest expense over the term of the debt. The beneficial conversion feature was recorded at its intrinsic value, but was limited to the amount of the proceeds allocated to the debt. Subsequent to June 30, 2021, the mandatory conversion feature of the notes was triggered by the market and all shares underlying conversion were issued in place of the notes.

Non-convertible notes:

	Note	Maturity	Annual Interest	Current Principal	Original	Discount	Net
	Date	Date	Rate	Balance	Discount	Amortization	Balance	Secured by
f	5/1/2020	11/1/2023	10%	$1,386,370	(612,760)	203,774	$977,384	2nd DOT AZ property
g	5/1/2020	4/1/2024	10%	1,564,849	(731,228)	237,593	1,071,214	1st DOT NV property
h	5/1/2020	5/1/2023	15%	283,666	(151,212)	53,005	185,459	N/A
i	2/14/2020	10/14/2022	2%	366,033	(155,040)	104,582	315,575	Secured by licenses
m	12/20/2020	12/20/2021	9%	39,740	-	-	39,740	2 vehicles in AZ
n	2/1/2021	2/5/2022	10%	880,590	-	-	880,590	N/A
o	3/19/2021	4/1/2024	10%	233,427	-	-	233,427	N/A
p	3/19/2021	4/1/2024	10%	58,003	-	-	58,003	N/A
q	3/19/2021	4/1/2024	10%	542,608	-	-	542,608	N/A

							4,304,000

					Less current portion		(838,894)

					Long-term debt		$3,465,106

(e) Aeneas Venture Partners 3, LLC Note

On August 28, 2019, Item 9 Properties, LLC, a Nevada limited liability company, and BSSD Group, LLC, an Arizona limited liability company, each wholly owned subsidiaries of Item 9 Labs Corp. collectively, entered into a Loan Agreement of up to $2.5 million (the "Loan Agreement") with Aeneas Venture Partners 3, LLC, an Arizona limited liability company (the "Lender"). The Loan is secured by a first priority interest in the Company's real property located in Coolidge, Arizona, including improvements and personal property thereon (the "Property") and includes an unconditional guarantee by Item 9 Labs Corp. The 5-acre property has 20,000 square feet of buildings, housing the cultivation and processing operations. On March 23, 2020, the Company paid $2,000,000 on the note and reached a settlement to bring the note current. The settlement calls for monthly interest payments of $22,000 and the remaining principal balance of the note is due on March 1, 2021. The note was paid in full on March 1, 2021.

(f) Viridis AZ

On September 13, 2018, the Company entered into a Loan and Revenue Participation Agreement with Viridis Group I9 Capital LLC ("Viridis"), a related party, in which Viridis agreed to loan the Company up to $2.7 million for the expansion of the Company's Arizona and Nevada properties. In exchange for the loan, Viridis was to be repaid in the form of waterfall revenue participation schedules. Viridis was to receive 5% of the Company's gross revenues from the Arizona operations until the loan was repaid, 2% until repaid 200% of the amount loaned, and 1% of gross revenues in perpetuity or until a change in control. The loan was originally collateralized with a Deed of Trust on the Company's 5-acre parcel in Coolidge, AZ and its two 10,000 square foot buildings. In August 2019, Viridis agreed to subordinate its first priority Deed of Trust and move into a 2nd position. At that time, the loan was amended to include 6% annualized interest.

On May 1, 2020, under a troubled debt restructuring, the Company renegotiated the $1,200,000 note payable. As part of the restructuring, the Company issued 1,555,556 warrants exercisable into the Company's common stock. The exercise price on the warrants is $1.00 and they have a term of 5 years. Accrued interest in the amount of $186,370 was added to the principal balance of the note, making the total principal $1,386,370. Interest only payments of $11,553 shall be paid monthly until November 1, 2020 at which time monthly principal and interest payments of $28,144 are required for 36 months, with a balloon payment of $693,185 due upon the note's maturity. The note also entitles Viridis to a gross revenue participation of the Arizona Operations equal to 1% of the gross sales (up to $20,000 monthly) upon the maturity of the note and for the subsequent 5 year period. The debt and warrants were recorded at their relative fair values. The resulting discount will be amortized to interest expense over the term of the debt. The lender has granted a payment forbearance for the note and all unpaid principal and interest during this time will be added to the balloon payment at maturity.

(g) Viridis NV

On September 13, 2018, the Company borrowed $1,500,000 from Viridis Group I9 Capital LLC, a related party. The proceeds were utilized to acquire a 20% ownership in Strive Management, LLC and is collateralized with a Deed of Trust on the Company's approximately 5 acre property and construction in progress. In exchange for the loan, Viridis was to be repaid in the form of waterfall revenue participation schedules. Viridis was to receive 5% of the Company's gross revenues from the Nevada operations until the loan is repaid, 2% until repaid 200% of the amount loaned, and 1% of gross revenues in perpetuity or until a change in control. Payments on the loan was to commence 90 days after the Nevada operation begins earning revenue.

On May 1, 2020, under a troubled debt restructuring, the Company renegotiated the $1,500,000 note payable. As part of the restructuring, the Company issued 1,944,444 warrants exercisable into the Company's common stock. The exercise price on the warrants is $1.00 and they have a term of 5 years. Accrued interest in the amount of $64,849 was added to the principal balance of the note, making the total principal $1,564,849. Interest only payments of $13,040 shall be paid monthly until 3 months following the commencement date of the Nevada Operations at which time monthly principal and interest payments of $33,962 will be required for 36 months, with a balloon payment of $761,007 due upon the note's maturity. The note also entitles Viridis to a gross revenue participation of the Nevada Operations equal to 1% of the gross sales (up to $20,000 monthly) upon the maturity of the note and for the subsequent 5 year period. The debt and warrants were recorded at their relative fair values. The resulting discount will be amortized to interest expense over the term of the debt. The lender has granted a payment forbearance for the note and all unpaid principal and interest during this time will be added to the balloon payment at maturity.

(h) Viridis (unsecured)

The Company's subsidiary, BSSD Group, LLC borrowed $269,000 from Viridis, a related party, in December 2019. This note bore annualized interest at 15%. On May 1, 2020, under a troubled debt restructuring, the Company renegotiated the $269,000 note payable. Accrued interest in the amount of $14,666 was added to the principal balance of the note, making the total principal $283,666. As part of the restructuring, the Company issued 400,000 warrants exercisable into the Company's common stock. The warrants have an exercise price of $.05 and a term of 5 years. Payments of principal and interest in the amount of $9,833 are due monthly until the note's maturity on May 1, 2023. The debt and warrants were recorded at their relative fair values. The resulting discount will be amortized to interest expense over the term of the debt. The lender has granted a payment forbearance for the note and all unpaid principal and interest during this time will be added to the balloon payment at maturity.

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

(k) CBR 2

In September 2020, the Company executed on a short-term financing arrangement. The proceeds of $490,000 are being utilized to further expand the production capabilities of our operations in Arizona. Five payments of $11,250 are due weekly through October 14, 2020 and twenty-five payments of $24,750 are then due weekly until the arrangement matures in April 2021. The loan is secured by future revenues of our operations in Arizona. The note was paid in full April 2021.

(l) Stockbridge Note

The Company entered into an additional note with Stockbridge Enterprises, a related party, in February 2020. The $500,000 borrowing had a term of 60 days and bore interest at 6% per year. All principal and interest were due on the maturity date of April 2020. The note included a provision for the issuance of 500,000 warrants exercisable into the Company's common stock. The warrants have an exercise price of $.05 and a term of 5 years. In February 2021, this note was amended to cure the default (see (n) below).

(m) Automotive Debt

In December 2020, the Company's subsidiary, BSSD Group purchased vehicles for use in operations. The dealership financed the vehicles. The initial principal balance of the note was $50,914.

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

Note 7 - Concentrations

For the three and nine months ended June 30, 2021 and 2020, substantially all of the Company's revenue was generated from a single customer. The Company's wholly owned subsidiary provides services to this customer under a three-year Cultivation Management Services Agreement that commenced on April 1, 2020. Provisions of the agreement require 30-day written notice to terminate except for the following circumstances, in which case the agreement is cancellable with no notice: (i) uncured default; (ii) gross negligence, intentional, or willful misconduct by either party; (iii) federal or state enforcement action against either party; (iv) any change or revocation of state or local law that has the effect of prohibiting the legal operation of the Cultivation Facility; (v) the dispensary license renewal is not approved; (vi) the dispensary fails to maintain its dispensary license in good standing with the regulators resulting in the revocation of the dispensary license.

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

On April 20, 2018, the Company entered into an agreement for the purchase of approximately 44 acres of land from an affiliate of a founding member of BSSD. The purchase price of the property is $3,000,000, payable as follows; (i) $200,000 deposited with escrow agent as an initial earnest money deposit, (ii) on or before February 1, 2019, the Company will deposit an additional $800,000 into escrow as additional earnest money deposit and (iii) the balance of the purchase price shall be paid via a promissory note. The earnest money amounts are non-refundable. The Company has negotiated an amendment to this agreement that will spread the $800,000 payment over the course of 4 months. As of the date of these financial statements, $600,000 has been deposited in escrow which has been classified as a long-term asset on the condensed consolidated balance sheet as of June 30, 2021 and September 30, 2020.

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

As of June 30, 2021 and September 30, 2020, the Company has accrued unpaid payroll taxes of approximately $2,100,000 and $1,700,000, respectively, which includes estimated penalties and interest, and is included in accrued expenses in the accompanying balance sheets.

Note 9 - Related Party Transactions

As discussed in Note 8, the Company has entered into an agreement as of April 20, 2018 for the purchase of land. The land-owner is one of the original members of BSSD and a current employee of the Company.

As discussed in Note 6, BSSD Group, LLC, a wholly owned subsidiary of the Company entered into a loan agreement with Viridis.

As discussed in Note 6, the Company has notes payable to Viridis I9 Capital LLC and Stockbridge Enterprises with varying terms as of June 30, 2021.

As discussed in Note 8, the Company has a lease agreement with VGI Capital LLC. A member of VGI Capital was elected to the Company's board of directors on December 21, 2018 and is currently the Company's CEO.

Included in our accounts payable at June 30, 2021 and September 30, 2020 is approximately $80,000, and $90,000, respectively in amounts due to related parties.

Note 10 - Stockholders' Equity

Common Stock

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

In the nine months ended June 30, 2021, in the normal course of business, the Company issued 111,765 shares of restricted common stock to vendors, valued at $163,236.

During the nine months ended June 30, 2021, the Company raised $13,299,808 via private placement. The Company issued 15,646,643 shares with a selling price for its restricted common stock of $0.85.

In March 2021, the Company issued 19,080,000 shares of restricted common stock for the OCG, Inc. acquisition. See Note 2.

Warrants

As of June 30, 2021, there are 41,415,000 warrants for purchase of the Company's common stock outstanding. Warrants outstanding as of June 30, 2021 are as follows:

	Common Shares Issuable Upon Exercise	Exercise Price	Grant Date	Expiration
Warrants issued by predecessor	100,000	$1.00	7/28/2016	7/28/2021
Warrants issued in connection with debt financing	500,000	$0.05	2/14/2020	2/14/2025
Warrants issued in connection with acquisition	2,000,000	$1.13	2/14/2020	2/14/2023
Warrants issued in connection with debt financing	10,000,000	$0.75	3/28/2020	3/29/2025
Warrants issued in connection with debt financing	3,500,000	$1.00	5/1/2020	5/2/2025
Warrants issued in connection with debt financing	400,000	$0.05	5/1/2020	5/2/2025
Warrants issued in connection with acquisition	23,560,000	$3.00	3/19/2021	6/30/2024
Warrants issued in connection with debt financing	1,355,000	$3.00	3/16/2021	6/30/2024
Balance of Warrants at June 30, 2021	41,415,000

Stock Options

As of June 30, 2021, there are 3,211,709 stock options outstanding, 287,491 of those options are exercisable with a weighted average exercise price of $5.34. The 2,924,218 unvested options have a weighted average exercise price of $0.87.

Note 11 - Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and has incurred net losses since its inception. These losses, with the associated substantial accumulated deficit, are a direct result of the Company's planned ramp up period as it is pursuing market acceptance and geographic expansion. In view of these matters, realization of a major portion of the assets in the accompanying condensed consolidated balance sheets is dependent upon continued operations of the Company which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations. The Company operates in a new, developing industry with a variety of competitors. These factors raise substantial doubt about the Company's ability to continue as a going concern. As a result, the Company's independent registered public accounting firm included an emphasis-of-matter paragraph with respect to the consolidated financial statements for the year ended September 30, 2020, expressing uncertainty regarding the Company's assumption that it will continue as a going concern.

In order to continue as a going concern, the Company will need to generate additional revenue and obtain additional capital to fund its operating losses and service its debt. Management's plans in regard to these matters are described as follows:

Sales and Marketing. Historically, the Company has generated the majority of its revenues by providing its products to dispensaries throughout the state of Arizona. The Company's revenues have increased significantly since its inception in May 2017. Management will continue its plans to increase revenues in the Arizona market by providing superior products. Additionally, as capital resources become available, the Company plans to expand into additional markets outside of Arizona, with construction of a cultivation and processing facility underway in Nevada.

Financing. To date, the Company has financed its operations primarily with loans from shareholders, private placement financings and sales revenue. Management believes that with continued production efficiencies, production growth, and continued marketing efforts, sales revenue will grow significantly, thus enabling the Company to reverse its negative cash flow from operations and raise additional capital as needed. However, there is no assurance that the Company's overall efforts will be successful.

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

Note 12 - Subsequent Events

Subsequent to June 30, 2021 the 100,000 warrants set to expire on July 28, 2021 were exercised using the cashless provision.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended September 30, 2020 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company's Annual Report on Form 10-K for the year ended September 30, 2020, filed with the Securities and Exchange Commission (the "SEC") on January 12, 2021.

Forward-Looking Statements

The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the securities Exchange Act of 1934, as amended, (the "Exchange Act"), which are subject to the "safe harbor" created by those sections. The words "anticipated," "believes," "estimates," "expects," "intends," "may," "plans," "projects," "will," "should," "could," "predicts," potential," continue," "would," and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements that we make. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements. All forward-looking statements in this Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. In evaluating these statements, you should specifically consider various factors, uncertainties and risks that could affect our future results or operations. These factors, uncertainties and risks may cause our actual results to differ materially from any forward-looking statement set forth in this quarterly report on Form 10-Q. You should carefully consider these risks and uncertainties described and other information contained in the reports we file with or furnish to the SEC before making any investment decision with respect to our securities. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

Overview

Item 9 Labs produces premium cannabis and cannabis related products in a rapidly growing market. We currently offer more than 300 products that we group in the following categories: flower; concentrates; distillates and hardware. Our product offerings will continue to grow as we develop new products to meet the needs of the end users. We make our products available to consumers through licensed dispensaries in Arizona. Item 9 Labs' products are now carried in more than 80 dispensaries throughout the state of Arizona.

In March 2020, the World Health Organization categorized Coronavirus Disease 2019 ("COVID-19") as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The services we provide are currently designated an essential critical infrastructure business under the President's COVID-19 guidance, the continued operation of which is vital for national public health, safety and national economic security. The extent of the impact of the COVID-19 outbreak on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, its impact on our customers and vendors, and the range of governmental and community reactions to the pandemic, which are uncertain and cannot be fully predicted at this time. As of the date of this filing, the Company has not experienced any material negative impact from the pandemic, though it is unknown what will occur going forward.

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

On December 13, 2020, the Company and I9 Acquisition Sub Inc. ("Merger Sub"), entered into an Agreement and Plan of Merger (the "Agreement") with OCG Inc., a Colorado corporation ("Target"), pursuant to which the Merger Sub will be merged with and into the Target in a reverse triangular merger with the Target continuing as the surviving entity as a wholly-owned direct subsidiary of the Company ("Merger"). OCG Inc. owns the dispensary franchise concept, Unity Rd. Unity Rd. will be the retail vertical of the Company, will be supplied with premium Item 9 Labs products, and gives the Company a less capital intensive method of expanding into other markets. The transaction closed on March 19, 2021.

Unity Rd will be the vehicle to bring Item 9 Labs products across the United States and internationally, while keeping dispensaries locally owned and operated, empowering entrepreneurs to confidently and successfully operate their business and contribute to their local communities. As the Unity Rd dispensaries achieve sufficient market penetration, Item 9 Labs aims to offer its products in those locations to expand the distribution footprint of its premium product offerings. In June 2021, the first Unity Rd franchise location opened in Boulder, Colorado.

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

Results of Operations

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Revenues, net	$6,693,061	$2,207,453	$15,843,256	$5,602,321
Cost of services	3,802,447	1,188,831	8,531,623	3,508,350
Gross profit	2,890,614	1,018,622	7,311,633	2,093,971

Operating expenses	3,137,888	1,262,586	7,407,589	4,432,709

Income (loss) from operations	(247,274)	(243,964)	(95,956)	(2,338,738)

Other income (expense), net	(586,631)	(1,363,839)	(1,763,385)	(2,821,629)

Net income (loss)	$(833,905)	$(1,607,803)	$(1,859,341)	$(5,160,367)

Revenues

Total revenues for the three months ended June 30, 2021 were $6,693,061 compared to the revenue for the period ended June 30, 2020 of $2,207,453, an increase of $4,485,608 or 203%.

Total revenues for the nine months ended June 30, 2021 were $15,843,256 compared to the revenue for the period ended June 30, 2020 of $5,602,321, an increase of $10,240,935 or 183%.

The increase is due to management's focus of increasing production as the market demand remains to be higher than our production capacity.

Costs of Services

Costs of services consist primarily of labor, materials, supplies, utilities, and overhead. Costs of services as a percentage of revenues was 57% for the three months ended June 30, 2021 compared to 54% for the three months ended June 30, 2020. Costs of services as a percentage of revenues was 54% for the nine months ended June 30, 2021 compared to 63% for the nine months ended June 30, 2020.

As the initial ramp up costs were significant in fiscal year 2020, the Company has been able to increase efficiencies in production. Management believes these costs will continue to increase at a lower rate than revenue growth, and production in future periods, which will lead to higher profit margins than these historical figures illustrate. Given the sixteen to seventeen-week grow cycle, efficiencies are not immediately realized in costs. The upcoming expansion is expected to increase profit margins as well as the Company will reduce its outsourced purchases.

Gross Profit

Gross profit for the three months ended June 30, 2021 was $2,890,614 (43%) compared to $1,018,622 (46%) for the three months ended June 30, 2020. Gross profit for the nine months ended June 30, 2021 was $7,311,633 (46%) compared to $2,093,971 (37%) for the nine months ended June 30, 2020. The decrease in profit margin in the current quarter is due to the maturation of the Arizona cannabis market, which saw downward pressure on pricing. The increase in gross profit for the nine month period is due to the Company operating more efficiently during its production expansion. The Company has been able to lower costs since first half of fiscal year 2020 and expects to see gross profit margins continue to increase in future periods.

Operating Expenses

Total operating expenses for the three months ended June 30, 2021 were $3,137,888 compared to $1,262,586 for the three months ended June 30, 2020, an increase of $1,875,302 or 149%. Total operating expenses for the nine months ended June 30, 2021 were $7,407,589 compared to $4,432,709 for the nine months ended June 30, 2020, an increase of $2,974,880 or 67%. Operating expenses as a percentage of revenue decreased to 47% and 47% from 57% and 79% for the three and nine months ending June 30, 2021 and 2020, respectively. The increase in the current quarter and nine month period operating expenses is largely attributable to the acquisition of OCG Inc., its subsidiaries and its brand, Unity Rd. Management believes this ratio will decrease going forward as the expectation is that revenues will grow at a higher rate than operating expenses. The decrease in operating expenses as a percentage of revenues for the three and nine months ended June 30, 2021 was due to the Company's focus on increasing revenue, reducing expenses and performing more efficiently.

Interest Expense

Total interest expense for the three and nine months ended June 30, 2021 was $629,265 and $1,806,019, respectively, compared to $1,362,347 and $2,820,137, respectively, for the three and nine months ended June 30, 2020, a decrease of $733,082 and $1,014,118 for the three and nine months respectively. Included in interest expense is non-cash amortization of debt discounts. Amortization of discounts totaled $292,662 and $565,021, respectively, for the three and nine months ended June 30, 2021 compared with $926,803 and 1,273,739 for the three and nine months ended June 30, 2020, respectively.

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

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and has incurred net losses since its inception. These losses, with the associated substantial accumulated deficit, are a direct result of the Company's planned ramp up period as it is pursuing market acceptance and geographic expansion. In view of these matters, realization of a major portion of the assets in the accompanying condensed consolidated balance sheets is dependent upon continued operations of the Company which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations. The Company operates in a new, developing industry with a variety of competitors. These factors raise substantial doubt about the Company's ability to continue as a going concern. As a result, the Company's independent registered public accounting firm included an emphasis-of-matter paragraph with respect to the consolidated financial statements for the year ended September 30, 2020, expressing uncertainty regarding the Company's assumption that it will continue as a going concern.

In order to continue as a going concern, the Company will need to generate additional revenue and obtain additional capital to fund its operating losses and service its debt. Management's plans in regard to these matters are described as follows:

Sales and Marketing. Historically, the Company has generated the majority of its revenues by providing its products to dispensaries throughout the state of Arizona. The Company's revenues have increased significantly since its inception in May 2017 and continue to grow as of the date of these condensed consolidated financial statements. Management will continue its plans to increase revenues in the Arizona market by providing top quality products. Additionally, as capital resources become available, the Company will expand into additional markets outside of Arizona, with construction of a cultivation and processing facility underway in Nevada.

Financing. To date, the Company has financed its operations primarily with loans from shareholders, private placement financings and sales revenue. Management believes that with continued production efficiencies, production growth, and continued marketing efforts, sales revenue will grow significantly, thus enabling the Company to reverse its negative cash flow from operations and raise additional capital as needed. However, there is no assurance that the Company's overall efforts will be successful.

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

As of June 30, 2021, the Company had $296,892 of cash and working capital of $917,720 (current assets minus current liabilities), compared with $84,677 of cash and ($7,396,258) of negative working capital as of September 30, 2020. The increase of $8,313,978 in our working capital and $212,215 in cash was primarily due to the sale of the Company's restricted common stock as well as investing the cash proceeds in inventory to be able to increase sales and profitability. The Company is an early-stage growth company. It is generating cash from sales and is investing its capital reserves in operations, plant expansion and enhancement, and new acquisitions that will generate additional earnings in the long term. The Company expects that its cash on hand and cash flows from operations, along with private and/or public financing, will be adequate to meet its capital requirements and operational needs for the next 12 months, although no assurance can be given that private and/or public financing can be obtained on terms acceptable to the Company, or at all.

Cash Flows

The following table summarizes the sources and uses of cash for each of the periods presented:

	Nine Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(6,877,259)	$(970,401)
Net cash used in investing activities	(3,851,950)	(939,163)
Net cash provided by financing activities	10,941,424	1,899,336
Net increase (decrease) in cash and cash equivalents	$212,215	$(10,228)

Operating Activities

During the nine months ended June 30, 2021, operating activities used $6,877,259 of cash, primarily resulting from a net loss of $1,859,341which was extended by net cash used in operating assets and liabilities of $7,060,610. There was significant non-cash activity that contributed to the net loss totaling $2,042,692 including depreciation and amortization of $400,419, amortization of debt discount of $565,021, and stock based compensation of $1,077,252. With the increase in revenues, the Company's receivables increased $1,703,092, deferred costs increased $6,348,573 and prepaid expenses increased $192,292, offset by an increase in current liabilities of $1,183,347.

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

Investing Activities

During the nine months ended June 30, 2021, investing activities used $3,851,950 of cash, consisting primarily of $2,263,388 in purchase of property and equipment and $1,685,368 of deposits paid on an acquisition.

During the nine months ended June 30, 2020, investing activities used $939,239 of cash, consisting primarily of $500,000 in purchases of cannabis licenses and $426,663 of capitalized legal fees related to trademarks and licenses.

Financing Activities

During the nine months ended June 30, 2021, financing activities provided $10,941,424, consisting of $13,298,965 in proceeds from the issuance of stock and proceeds from the issuance of convertible debt of $1,355,000 and offset by $3,712,541 in debt payments made.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. Significant accounting estimates in these financial statements include but are not limited to accounting for depreciation and amortization, current and deferred income taxes, deferred costs, accruals and contingencies, carrying value of goodwill and intangible assets, collectability of notes receivable, the fair value of common stock and the estimated fair value of stock options and warrants and the estimated fair value of the consideration paid and the fair value of assets purchased and liabilities assumed in the acquisition of OCG, Inc. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated. For a discussion of our critical accounting policies, refer to Part I, item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our annual report on Form 10-K for the year ended September 30, 2020. Management believes that there have been no changes in our critical accounting policies during the three months ended June 30, 2021.

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

Inflation

We do not believe that inflation had a material impact on us for the three and nine months ended June 30, 2021 or 2020, though the increase in prices in building materials will impact the costs of our construction projects, though the Company believes the increase in costs will not impact the overall return on investment significantly.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting subsequent to the fiscal year ended September 30, 2020, which were identified in connection with our management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company issued 400,000 shares during the three months ended June 30, 2021 for $340,000. The proceeds of the issuance are being used to expand the production capacity.

2.	Subsequent Issuances:

Subsequent to June 30, 2021, the Company issued 265,558 shares.

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

Item 9 Labs Corp.

Date: August 16, 2021	By:	/s/ Andrew Bowden
	Name: Title:	Andrew Bowden Chief Executive Officer (Principal Executive Officer)

Date: August 16, 2021	By:	/s/ Robert Mikkelsen
	Name: Title:	Robert Mikkelsen Chief Financial Officer (Principal Financial Officer)

