Form 10-K
period 2021-09-30
Item 9 Labs Corp.
filed 2022-01-13
CIK 1500123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended September 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☑

As of March 31, 2021 (the last business day of the Company’s most recently completed second fiscal quarter), based upon the last reported trade on that date, the aggregate market value of the voting and non-voting common equity held by non-affiliates (for this purpose, all outstanding and issued common stock minus stock held by the officers, directors and known holders of 10% or more of the Company’s common stock) was $226,286,664.

As of January 13, 2022, there were 94,916,782 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

FORWARD LOOKING STATEMENTS

The following discussion, in addition to the other information contained in this report, should be considered carefully in evaluating the Company and its prospects. This report (including without limitation the following factors that may affect operating results) contains forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act") regarding the Company and its business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as revenue projections, projected profitability, growth strategies, development of new products, enhancements or technologies, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements.

Forward-looking statements in this report reflect the good faith judgment of the Company’s management and the statements are based on facts and factors as the Company currently knows them. Forward-looking statements are subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, but are not limited to, those discussed below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this report. Readers are urged not to place undue reliance on these forward-looking statements which speak only as of the date of this report. The Company undertakes no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report.

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

On March 20, 2018, the Company closed on an Agreement and Plan of Exchange to acquire all of the membership interests of BSSD Group, LLC (“BSSD”), an Arizona limited liability company formed on May 2, 2017, in exchange for 40,355,771 restricted shares of the Company’s Common Stock.

Effective October 18, 2018, the Company completed a 1-for-20 reverse split of its issued and outstanding Common Stock.

On November 26, 2018, the Company’s wholly-owned subsidiary AZ DP Holdings, LLC (“AZ DP”) closed on an asset acquisition of the majority of the assets of Arizona DP Consulting, LLC, a consulting firm specializing in obtaining cannabis dispensary permits and developing cannabis-related business plans. The purchase price was $1,500,000 in cash and 3,000,000 shares of restricted Common Stock having an aggregate value of $7,770,000 or $2.59 per share based on current market price of the Company shares at time asset purchase agreement was executed.

Strive Management, LLC

On September 12, 2018, the Company borrowed $1,500,000 and executed a promissory note in that amount, which funds were used to make a capital contribution into Strive Management, LLC, a Nevada limited liability company (“Strive Management”). In exchange for the contribution, the Company received a 20% membership interest in Strive Management. The remaining interests were held by three individuals, Sara Gullickson, Larry Lemons, and Donnie Burton. Through a management agreement with Strive Wellness of Nevada, LLC, a related party, Strive Management will facilitate the cultivation and processing of cannabis in Nevada. Strive Wellness of Nevada, LLC has been allocated cultivation and processing licenses from the State of Nevada. Additionally, the Company could acquire an additional 31% ownership of Strive Management upon the approval from the State of Nevada to operate the cultivation and processing facility. In February 2020, the Company executed an agreement with the other members of Strive Management, LLC to purchase the remaining 80% of Strive Management, LLC (“Strive”), as well as the Nevada licenses its members held in another entity. The Company agreed to pay $500,000 in cash, $1,000,000 in an unsecured note payable and 3,250,000 shares of the Company’s restricted Common Stock and to issue 2,000,000 warrants exercisable into the Company’s Common Stock.

OCG, Inc. (Unity Rd.)

 In March 2021, the Company closed on the acquisition of OCG, Inc., dba Unity Rd., a cannabis dispensary franchisor. The transaction was structured as a reverse triangular merger, with the effect of OCG, Inc. becoming a wholly-owned subsidiary of the Company. Unity Rd. has agreements with more than twenty (20) entrepreneurial groups to open more than thirty-five (35) Unity Rd. retail dispensary locations in fourteen(14) states. The majority of the locations are in the licensing process.

Unity Rd. intends to be the vehicle to bring Item 9 Labs products across the United States and internationally, while keeping dispensaries locally owned and operated, empowering entrepreneurs to operate their business and contribute to their local communities. As the Unity Rd. dispensary brand achieves sufficient market penetration, the Company aims to offer Item 9 Labs products in those locations to expand the distribution footprint of its premium product offerings.

In June 2021, the first Unity Rd. franchisee location opened in Boulder, Colorado.

Adams County, CO Dispensary Acquisition

On October 6, 2021, the Company entered into an Asset Purchase Agreement (“APA”) to acquire an existing dispensary license and storefront from Nebrina Adams County LLC, a Colorado limited liability company (“Seller”) in Adams County, CO. The total purchase price is two million dollars ($2,000,000), as to which one million dollars ($1,000,000) will be paid to an escrow account upon conditional approvals of the change of ownership from state and local licensing authorities concerning the transfer of ownership. At closing, that amount will be released to the Seller along with an 18-month promissory note in the principal amount of $200,000 and the balance payable in 300,000 shares of Company common stock. For additional terms of the APA, please see the Company’s filing on Form 8-K filed with the Securities and Exchange Commission on October 7, 2021. The Company intends to obtain financing to consummate this transaction. There can be no assurance that the Company can consummate this transaction. The existing dispensary license has never been operational.

If completed, this will be the first corporate-owned shop under its cannabis dispensary franchise brand, Unity Rd., and is anticipated to open in early 2022. Currently, the Company is awaiting regulatory approval by Colorado's Marijuana Enforcement Division (“MED”). This APA is part of an overarching acquisition strategy that is intended to accelerate national expansion by creating turnkey investment opportunities for Unity Rd. franchisees. The Company plans to convert acquired dispensaries into Unity Rd. shops, operate them internally and sell them to an existing or future franchise partner. This offers an expedited solution for entrepreneurs seeking immediate entry into cannabis. The Company is targeting numerous, similar transactions in the next 12 months to gain a deeper market penetration in select markets. Subsequently and/or concurrently, the Company plans to introduce the Item 9 Labs suite of products to the same markets through the acquisition of cultivation and production licenses or through joint ventures with qualified local, licensed operators.

The Company’s principal offices are located at 2727 N 3rd Street, Suite 201, Phoenix AZ 85004. The Company’s registered agent for service of process in Delaware is located at 108 West 13th St., Wilmington, DE 19801, and the Company’s registered agent is Business Filings Incorporated. The Company’s fiscal year end is September 30.

All references to “the Company,” “their,” “they,” “Item 9,” “Item 9 Labs,” or similar terms used in this Registration Statement refer to Item 9 Labs Corp.

Corporate Structure

The following is a list of the Company's subsidiaries as of the date of this Form 10-K. The percentage of voting securities of each that are beneficially owned, controlled or directed by the Company is 100%.

BSSD Group, LLC

I9 NV Management, LLC

Strive Management, LLC

AZ DP Holdings, LLC

I9 NV Lic LLC

I9 IP Holdings, LLC

Strive Life Management LLC

Airware Holdings, LLC

BSSD Consulting, LLC

Item 9 Properties, LLC

938287 AZ LLC

750 NV LLC

OCG, Inc.

OCG Holdings, LLC

OCG Management Company Oklahoma LLC

OCG Management Company Ohio LLC

OCG Management Company New York LLC

OCG Management Company New Jersey LLC

OCG Management Company Nevada LLC

OCG Management Company Michigan LLC

OCG Management Company Massachusetts LLC

OCG Management Company California LLC

OCG Management Company Missouri LLC

OCG Management Company Illinois LLC

OCG Management Colorado LLC

OCG Holdings Colorado LLC

OCG Co Management Company, Inc.

OCG CO Services Company LLC

OCG Holdings Colorado II LLC

Overview

Item 9 Labs Corp. is a holding company, investing in cannabis and cannabis-related businesses. Its subsidiaries compete in three different market segments: (1) producing cannabis and cannabis-derived products and technologies through its Item 9 Labs brand, which is currently distributed throughout the State of Arizona in licensed medical and adult-use dispensaries; (2) sell medical and adult-use cannabis dispensary franchises under its franchise brand “Unity Rd.”; and (3) will operate medical and adult-use cannabis dispensaries under its retail franchise “Unity Rd.”

Mission and Vision

Item 9 Labs Corp. believes it is leading a new generation of public cannabis companies. The Company seeks to elevate trust in cannabis through modernized Unity Rd. retail franchises, premium Item 9 Labs cannabis products and ongoing education to communities nationwide—with a goal to inspire confidence in the benefits of cannabis for all.

As local retail competition rises, the Company believes franchising is the vehicle that will empower independently-owned dispensary owners to thrive due to the ongoing guidance, resources and purchasing power, among other benefits, from the franchisor.

The Company believes that blending a premium, experiential cannabis brand with a true dispensary franchise model puts Item 9 Labs Corp. in a unique industry position. This combination creates a capital-efficient method for national brand expansion. By focusing and clustering operations, the Company anticipates the Item 9 Labs and Unity Rd. brands will result in a network effect to more efficiently enter new markets.

Item 9 Labs Cannabis Products

The Company produces high-quality products and user experiences across several cannabis categories under its “Item 9 Labs” product brand. The product catalogue exceeds seventy-five (75) active cannabis strains and more than one hundred fifty (150) differentiated cannabis vaporizer (“vape”) products as well as premium concentrates and Orion vape technologies. The brand is well known in the Arizona market, having received thirteen (13) first place accolades and nine (9) additional podium placements in Arizona marijuana competitions—Cannabis Cup, Errl Cup and 710 Degree Cup—for its high quality, premium flower, concentrates and vape products.

Item 9 Labs is headquartered in Phoenix, AZ, with current cannabis operations in Arizona and planned operations in multiple U.S. markets, including Nevada.

Unity Rd. Dispensary Franchise

The Company sells medical and adult-use cannabis dispensary franchises under its retail brand “Unity Rd.” The franchising business offers existing and potential operators in the cannabis industry the benefit of the Company’s operational experience, marketing, partnerships, branding and ongoing guidance, while allowing them to own 100% of their dispensary license and business. To date, the franchise has agreements with more than twenty (20) partners to open more than thirty-five (35) Unity Rd. retail dispensary locations in fourteen (14) states. The majority of the locations are in the licensing process. Subject to local franchise regulations, the Company intends to offer franchises in all states that have regulated medical or adult-use cannabis. They also intend to expand into international markets that have legalized cannabis for medical or adult-use.

The Company believes that its franchise model enables it to expand its brands more quickly than existing multi-state cannabis operators, or MSOs, across all cannabis markets with much less capital investment from the Company than traditional MSOs. The Company believes they are one of the first U.S. companies to offer franchise opportunities to participants in the cannabis industry, which provides them an early mover advantage over newer franchisors or existing MSOs. The franchise program is intended to guide their franchisees in building industry experience, improving operational quality, innovating and maximizing operating results. Like a traditional franchise concept, their franchisees will assume much of the day-to-day responsibilities that otherwise would be performed by a typical owner-operator. This reduction of duties at the corporate level allows the Company’s franchise support team to scale across multiple units. Franchisees provide the Company a one-time upfront payment as well as ongoing royalties based on their revenues. Therefore, they will benefit directly from the growth in their business.

The Company believes their business model will assist their franchisees in delivering high-quality cannabis products, comfortable in-store customer experiences and a strong, trusting relationship with their local communities. Franchising enables an individual to be his or her own employer and maintain control over all employment-related matters, marketing and pricing decisions, while also benefiting from the Company’s brand and operating system. While the Company intends for units operating under their brand to be primarily franchised, the Company also intends to own and operate cannabis dispensaries.

The Company believes their current company-owned cannabis operations and potential future acquisitions will assist in product sourcing for their franchisees. One of the strengths of the franchising model is that the expertise from operating cannabis dispensaries allows the Company to improve the operations and success of all franchisees while suggested innovations from franchisees can be tested and, when viable, efficiently implemented to help improve corporate- and franchisee-owned businesses. Having company-owned and operated dispensaries also provides their personnel and those of their franchisees with a venue for training. In addition, in their company-owned and operated dispensaries, the Company plans to further develop and refine operating standards, marketing concepts and product and pricing strategies that they believe will ultimately benefit all of their franchisees. They also may sell company-owned dispensaries to franchisees at times where the Company believes it is attractive to do so.

The Company’s franchising business model is designed to assist franchisees through every step of owning and operating a dispensary. The franchise package includes product sourcing, technology, regulatory compliance, licensing, standard operating procedures, employee training and ongoing support. The Company intends for franchisees to leverage their decades of cannabis operating experience and standardized procedures to operate their own dispensaries and be part of their brand as it grows.

The Company also recently launched a social equity and economic development (SEED) program, pursuant to which the Company would provide services to applicants in various states. Social equity programs run by state and local governments are generally designed to address the impacts of past cannabis policies and their inequities by developing and implementing cannabis policies that seek to provide equitable ownership and employment opportunities in the cannabis industry. The Company’s SEED program is intended to be consistent with these policies, but is also designed to help expand their brand and bring revenue to them through management fees and other services.

Item 9 Labs Corp.’s asset portfolio also includes Dispensary Permits (“DP”) and Dispensary Templates (“DT”). These assets provide services specific to different stakeholder groups. DP is the Company’s consulting firm specializing in strategic license application and compliance. DT, a subdivision of the firm, is a technology platform with an extensive digital library of licensing and business planning resources. DP and DT are supportive in nature, providing lead generation activities for Unity Rd. To date DP and DT have generated only minimal revenues but have helped facilitate at least two partners joining the Unity Rd. franchise system.

Unity Rd. Corporate-Owned Stores

Though it is not the intent of Item 9 Labs Corp. to have significant Company-owned operating dispensaries, they intend to own dispensaries in key markets to operate for profit, serve as models for Unity Rd. franchisees, and provide training grounds for franchisees and their management teams. Additionally, the Company’s immediate expansion plans call for acquiring currently operating dispensaries for short periods of time. Upon acquiring licensed dispensaries, the Company will seek to re-brand them to Unity Rd., implement their standard operating procedures, then divest the dispensaries to Unity Rd. franchisees and re-invest the capital into the acquisition of additional dispensaries.

Brand Synergies

The Company intends for Unity Rd. to be the platform to bring Item 9 Labs products across the United States and internationally, while keeping dispensaries locally owned and operated, empowering entrepreneurs to operate their business and contribute to their local communities. As the Unity Rd. dispensary brand achieves sufficient market penetration, the Company aims to offer Item 9 Labs products in those locations to expand the distribution footprint of their premium product offerings.

Cannabis Verticals

To date, Item 9 Labs has proven models for the following cannabis verticals:

•	Cultivation: Growing of award winning, high-grade boutique cannabis.
•	Production: Producing a wide variety of cannabis products. Each facility product line is developed in compliance with local rules and regulations.
•	Dispensary: Medical and adult use retail dispensary facilities.
•	Franchise Dispensary: Medical and adult-use retail dispensary franchises.

Company Assets

A company asset of Item 9 Labs Corp.,  Dispensary Permits, offers expert advice in obtaining cultivation, dispensing, processing and transporting permits in the cannabis industry with a proven track record in successfully obtaining cannabis business permits for clientele in various states.

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

Products and Facilities

The Company’s Cultivation Offerings

The Company is focused on the development of technology and products that administer high-quality medical and adult use cannabis through novel and proprietary delivery devices including an intra-nasal delivery system to deliver significant health benefits. The Company is headquartered in Phoenix, Arizona.

Currently, Item 9 operates on its 49-acre cultivation site in Coolidge, Arizona, with 20,000 square feet currently operational. In November 2020, the Company was approved to expand the site. The initial phase of expansion began on November 15, 2021 and adds more than 60,000 square feet of operations space with the addition of two 18,000 square foot greenhouses, one head house (green house support building), and two 9,600 square-foot buildings – one for indoor cultivation and one for the lab and packaging. As part of its growth strategy, the Company is in the process of opening additional cultivation and extraction locations, with its expansion to Nevada near completion, with operations projected to commence in the first quarter of fiscal year 2022.

Item 9 Labs produces premium cannabis and cannabis-related products in a rapidly growing market. The currently offers more than 300 products that they group in the following categories: flower; concentrates; distillates and hardware. The Company’s product offerings will continue to grow as they develop new products to meet the needs of the end users. The Company makes its products available to consumers through licensed dispensaries in Arizona. Item 9 products can be found in over 70 dispensaries throughout Arizona, covering 75% of the retail medical and adult use cannabis markets. The following is a summary of the Company’s Product Lines:

•	Item 9 Labs Flower: The Company offers a variety of strains to assist consumers and patients with particular needs or ailments. Some of its most recognized strains are Candyland, Tres Leches and Jack-Herer.
•	Item 9 Labs Concentrates: The Company offers a variety of cannabis concentrates including shatter, crumble, badder, THCA, live resin terpene sauce and broad spectrum distillate cartridges.
•	Orion 710: The Company believes that its Orion 710, a technological advancement from the previous Apollo 710 system, revolutionizes the cannabis vape market with its clean, modern design and accurately-dosed delivery. It has a sleek, compact look and a streamlined design that makes it easy to fit in the palm of one’s hand. With three distinct temperature settings and a ceramic heating element, the Company believes the Orion 710 provides a longer, smoother and more effortless hit than other cannabis vaporizers.

 The Company’s Franchise Offerings

Fees

As a cannabis dispensary franchisor, the Company offers both single-unit and multi-unit franchise packages to potential business operators. The Company seeks to sell primarily multi-unit packages in regulated markets across the U.S. to well capitalized individuals and organizations that meet their franchisee requirements. The primary franchise fees include an initial franchise fee and ongoing fees based on a percentage of revenues of the franchisee. A summary of all their current fees is provided below:

Initial Franchise Fees

Number of Franchises	Initial Franchise Fee Per Unit
1-2	$100,000
3 or more	$83,333

Recurring Fees

Fee Type	Fee Amount	Payment Frequency
Support Fee	5% of Gross Revenues	Weekly
Marketing Fund Contribution	2% of Gross Revenues	Weekly

The initial fee and the support fee are intended to generate revenue for the Company and to support their efforts to provide services to their franchisees. In their franchise agreements they are required to segregate the marketing fund contributions and use those funds to advertise locally, regionally, and/or nationally, in printed materials, on radio, on television, and/or on the Internet in support of their franchisees and their brand. The actual fee arrangements are subject to negotiation undertaken by their management.

Services and Support

The Company’s franchise operations cover a wide scope of services to provide value to their franchisees. For new entrants to the cannabis industry, they have an application writing and support team well-versed in the cannabis licensing process for different cities and states across the country. They work with their franchisees’ advisors and facilitate relationships to help franchisees in obtaining a license. The Company’s franchisee prospects also may choose to acquire existing operators rather than new unlicensed locations. The Company also has a mergers and acquisitions team with experience in valuing and finding acquisition candidates. Alongside their industry relationships, they work with a variety of business brokers and bankers to help franchisees find existing businesses.

In addition to third-party acquisitions, they plan to provide refranchising opportunities when appropriate. These refranchise opportunities will allow the Company to sell a corporate owned asset to a franchisee and deploy the capital to allow them to continue to grow. Whether buying or building, they assist franchisees in selecting real estate in optimal areas that suit the zoning restrictions and limitations for cannabis dispensaries. The Company is also seeking to partner with real estate investors to provide real estate capital and leasing to their franchisees. During the building and/or retrofit stage of a franchisee’s dispensary, they intend to utilize their long-standing relationships with architects and contractors who have experience working with cannabis industry participants.

The Company also plans to provide franchisees with strategic sourcing and partnerships through their preferred suppliers in various locations. The Company plans to utilize existing relationships to assist franchisee product purchasing at more competitive pricing than if they were operating as a non-franchised dispensary.

Additionally, the Company will work with franchisees to develop and execute a plan with respect to various marketing programs, including the grand opening of each franchise location, local advertising and cooperative marketing to support their franchisees in establishing and growing their business. The Company believes their franchisees will receive the benefit of scale as their brand grows and the marketing pool and locations develop alongside them.

Prior to a franchisee beginning operations, the Company plans to provide a classroom training program that will last approximately 45 hours. Their staff is well versed in cannabis dispensary operational procedures and with training new employees and managers. Additionally, franchisee dispensary managers will be required to travel to their designated training facility in Denver, Colorado, or to one of the Company’s affiliate locations for hands-on training at least 60 days prior to franchisee dispensary operations commencing.

Pre-Franchise Service Agreements

For prospective franchisees that have not yet obtained a license, the Company enters into service agreements that require conversion into franchise agreements upon issuance of the licenses. In connection with these agreements, they assist the prospective franchisees with site selection, license procurement, dispensary design and other pre-operational services. Upon signing of the service agreement, the prospective franchisee typically pays the Company an amount that is credited towards one’s initial franchise fee in consideration for the services to be provided prior to obtaining the license. The Company believes these service agreements allow them to assist their prospective franchisees in obtaining licenses while it also provides them a binding commitment from the prospective franchisee to enter into a franchise agreement upon issuance of a license.

Company-Owned Cannabis Facilities

In addition to their franchised operations, the Company plans to expand through applying for or acquiring additional licenses to operate cannabis facilities and acquiring existing cannabis operators. They believe their current company-owned cannabis operations and potential future acquisitions will contribute to their revenue and asset base. One of the strengths of the franchising model is that the expertise from operating cannabis dispensaries allows the Company to improve the operations and success of all franchisees while innovations from franchisees can be tested and, when viable, efficiently implemented to help the Company and their franchisees. Having company-owned and operated dispensaries also provides their personnel and those of their franchisees with a venue for training. In addition, in their company-owned and operated dispensaries they plan to further develop and refine operating standards, marketing concepts and product and pricing strategies that they believe will ultimately benefit all of their franchisees.

Additionally, the Company plans to target “flagship locations” in new states to establish their retail brand. These locations would be retail dispensaries that they would use for touring potential franchisees and creating a presence in a new market. The Company also has a proven operations team in managing retail dispensaries and believes there are accretive acquisition opportunities for experienced operators.

The Company’s targeted cannabis facilities include:

Dispensaries:	Retail facilities that sell various cannabis products in both medical and adult-use markets to end consumers or medical patients.

Cultivation:	Facilities for the cultivation of medical and/or adult-use cannabis flower.

Processing:	Facilities for the manufacturing and/or processing of medical and/or adult-use cannabis products.

Packaging:	Facilities or equipment that provide compliant and branded packaging for cannabis products delivered to franchisee- and company-owned dispensaries.

As the cannabis industry continues to evolve and innovate, the Company’s management team may target additional cannabis operations.

Social Equity and Economic Development (SEED) Program

The Company recently launched their SEED program, pursuant to which they would provide services to applicants in various states. Social equity programs run by state and local governments are generally designed to address the impacts of past cannabis policies and their inequities by developing and implementing cannabis policies that seek to provide equitable ownership and employment opportunities in the cannabis industry. The Company’s SEED program is intended to be consistent with these policies, but is also designed to help expand the franchise brand and bring revenue to the Company through recurring fees and other services.

While their SEED program is still developing, they currently intend for the SEED Program to assist individuals or entities that qualify as social equity applicants under state or local programs. The Company plans to assist these clients in licensing, site selection and dispensary design and, ultimately, the operation of the dispensary utilizing the Unity Rd. brand.

Growth Objectives and National Expansion Plans for 2022-2023

The Company’s mission is to elevate trust in cannabis through a consistent, premium product offering; comfortable, modern cannabis dispensaries; and ongoing education to their communities nationwide. They seek to inspire customers, entrepreneurs, investors and the general community alike to confidently embrace the benefits cannabis offers. They will accomplish this through the acquisition of numerous medical and adult-use cannabis business licenses and existing businesses located throughout the United States. The Company’s goal is to acquire several dispensaries as well as acquire or develop complementary product brands, and hold several licenses by the end of 2023, including through the provision of management services over joint ventures for outstanding license applications.

Employees and Independent Contractors

As of January 13, 2022, the Company had 103 full-time employees, including its executive officers, and two part-time employees.  The Company plans to hire additional employees and engage consultants on an as-needed basis. The Company also have relationships with several independent contractors who provide services to it on a regular basis.

Research and Development

Going forward, the Company intends to continue focusing resources on research and development. Allocation of research and development funds may be dependent on the perceived likelihood of legalization or a significant change in the treatment of cannabis in a given geographic market. Funds may also be used for both product and market development in the hemp and cannabis industries. Given the emergent nature of these industries, the Company recognizes the needs of today may not be the needs of the future and some capital investment will be necessary to meet changing demands.

Intellectual Property

The Company generally relies upon copyright, trademark and trade secret laws to protect and maintain its proprietary rights for its technology, brands, and products.  The Company currently holds several trademarks including various goods and services of “Item 9 Labs” (serial numbers 87940264, 87940227, 87940254 and 87940239), “Delta 8” (serial numbers 88004775, 88004789, 88004799, 88004812) and Strive Life (88/144,717), as well as several Internet domains including arizonadispensarypermits.com, dispernsarytemplates.com and wegrowstore.com.

The Company maintains a policy requiring its employees, consultants and other third parties to enter into confidentiality and proprietary rights agreements and to control access to software, documentation and other proprietary information.

Notwithstanding the steps the Company has taken to protect its intellectual property rights, third parties may infringe or misappropriate its proprietary rights. Competitors may also independently develop products and models that are substantially equivalent or superior to their products and services.

Competition

The Company competes in markets where cannabis has been state legalized and state regulated. The Company expects that the quantity and composition of their competitive environment will continue to evolve as the industry matures. Additionally, increased competition is possible to the extent that new states and geographies enter the marketplace as a result of continued enactment of regulatory and legislative changes that de-criminalize and regulate cannabis products. The Company believes that by diligently establishing and expanding their brands, product offerings and services in new and existing locations, they will continue to grow in this industry. Additionally, the Company expects that establishing their product offerings in new and existing locations will help to mitigate the risk associated with operating in a developing competitive environment. Additionally, the contemporaneous growth of the industry as a whole will result in new customers entering the marketplace, further mitigating the impact of competition on their operations and results.

The Company currently competes with cannabis cultivators, manufacturers and retailers in their local jurisdictions as well as international enterprises, including Curaleaf, Green Thumb Industries, Flower One Holdings and American Cannabis Company, among others. Many of their competitors are substantially larger than the Company and have significantly greater name recognition, sales and marketing, financial, technical, customer support and other resources. These competitors also may have more established distribution channels and stronger relationships with local, long distance and Internet service providers.

Government Regulation of Cannabis

Cannabis (other than hemp and its derivatives) is currently a Schedule I controlled substance under the Controlled Substances Act (21 U.S.C. § 811) (“CSA”) and is, therefore, illegal under federal law. Even in those states in which the use of cannabis has been legalized pursuant to state law, its use, possession or cultivation remains a violation of federal law. A Schedule I controlled substance is defined as one that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. The U.S. Department of Justice (“DOJ”) defines Schedule I controlled substances as “the most dangerous drugs of all the drug schedules with potentially severe psychological or physical dependence.” If the federal government decides to enforce the CSA, persons that are charged with distributing, possessing with intent to distribute or growing cannabis could be subject to fines and/or terms of imprisonment, the maximum being life imprisonment and a $50 million fine, even though these persons are in compliance with state law.

The Company and their licensed products will also be subject to a number of other federal, state and local laws, rules and regulations. The Company anticipates that they, along with their vendors, will be required to manufacture their products in accordance with the Good Manufacturing Practices guidelines and will be subject to regulations relating to employee safety, working conditions, protection of the environment and other items. Changes in laws, rules and regulations or the recall of any product by a regulatory authority, could have a material adverse effect on their business and financial condition.

The United States federal government regulates drugs through the Controlled Substances Act (21 U.S.C. § 811), which places controlled substances, including cannabis, in a schedule. Currently, cannabis and cannabidiol (“CBD”) (if it has 0.3 percent THC or more) are classified as Schedule I drugs, which are viewed as highly addictive and having no medical value and is illegal to distribute and use. The United States Federal Drug Administration has not approved the sale of cannabis for any medical application but did approve the CBD-based drug epidiolex, in 2018. Doctors may not prescribe cannabis or CBD (0.3 percent THC or more) for medical use under federal law. In 2010, the United States Veterans Affairs Department clarified that veterans using medicinal cannabis or CBD (0.3 percent THC or more) will not be denied services or other medications that are denied to those using illegal drugs. In December 2018, the federal Agriculture Improvement Act (also known as the Farm Bill of 2018) was approved, federally legalizing hemp and its derivatives, such as CBD that contain less than 0.3% THC.

Currently, forty-seven (47) States and the District of Columbia have laws legalizing cannabis and CBD in some form. In November 2016, California, Massachusetts, Maine and Nevada all passed measures legalizing the adult use of cannabis. California’s Prop. 64 measure allows adults age 21 and older to possess up to one ounce of cannabis and grow up to six plants in their homes. Other tax and licensing provisions of the law did not take effect until January 2018. In November 2020, Arizona, Montana, South Dakota and New Jersey all passed measures legalizing the adult use of cannabis, and Mississippi and South Dakota passed measures legalizing the medical use of cannabis. In March 2021, New York State passed a law to legalize adult use of cannabis.

Where You Can Find More Information

The Company is required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). These filings are not deemed to be incorporated by reference into this Form 10-K. You may read and copy any documents filed by us at the Public Reference Room of the SEC, 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company’s filings with the SEC are also available to the public through the SEC’s website at http://www.sec.gov.

Item 1A. Risk Factors.

There are certain inherent risks which will have an effect on the Company’s development in the future and the most significant risks and uncertainties known and identified by its management are described below.

Risks Related to the Company and its Business

Cannabis (other than hemp) remains illegal under federal law, and any change in the enforcement priorities of the federal government could render the Company’s current and planned future operations unprofitable or even prohibit such operations.

The Company operates both directly and indirectly in the cannabis industry, which is dependent on state laws and regulations pertaining to such industry; however, under federal law, cannabis (other than hemp) remains illegal.

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

Currently, 36 U.S. states, the District of Columbia and the U.S. territories of Guam, Puerto Rico and the US Virgin Island allow the use of medical cannabis and 18 states and the District of Columbia and Guam have legalized cannabis for “adult-use” or recreational use. These state and territorial laws are in conflict with the federal CSA, which makes cannabis use and possession illegal at the federal level. The United States Supreme Court has confirmed that the federal government has the right to regulate and criminalize cannabis, including for medical purposes, and that federal law criminalizing the use of cannabis preempts state laws that legalize its use.

The United States Department of Justice has not historically devoted resources to prosecuting individuals whose conduct is limited to possession of small amounts of marijuana for use on private property but relied on state and local law enforcement to address marijuana activity (see “Federal regulation of cannabis in the United States,” below). In addition, a federal statute, renewed each year in the Congressional budget since 2014 (the so-called “Blumenauer Amendment”), prohibits the use of federal enforcement dollars against state-legal medical cannabis operators.  In the event the Department of Justice reverses stated policy and begins strict enforcement of the CSA in states that have laws legalizing medical marijuana and adult-use marijuana in small amounts, or if Congress does not continue to renew the Blumenauer Amendment or an equivalent, there may be a direct and adverse impact to the Company and its revenue and profits.

The Company has expressed substantial doubt about its ability to continue as a going concern, which may hinder its ability to obtain future financing.

As of September 30, 2021, the Company had $1,454,460 of cash and negative working capital of ($4,393,385) (current assets minus current liabilities), compared with $84,677 of cash and ($7,396,258) of negative working capital as of September 30, 2020. We have experienced substantial and recurring losses from operations, which losses have caused an accumulated deficit of $33,874,094 at September 30, 2021. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s management concluded that internal controls over financial reporting were not effective at September 30, 2021. If the Company fails to maintain an effective system of internal controls, they may not be able to accurately report the Company’s financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in their financial reporting, which would harm their business and the trading price of their stock.

In Item9A. Controls and Procedures of this Annual Report on Form 10-K, the Company disclosed that their management assessed the effectiveness of their internal control over financial reporting as of September 30, 2021, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013), and concluded that the Company’s internal control over financial reporting was not effective as of  September 30, 2021, due to material weaknesses, including a lack of segregation of duties, a lack of risk assessment procedures on internal control to detect financial reporting risks in a timely manner; and a lack of documentation on policies and procedures that are critical to the accomplishment of financial reporting objectives.

In expanding on the Company’s cited material weaknesses, the Company disclosed that their limited size has prevented them from being able to employ sufficient resources to enable them to have an adequate level of supervision and segregation of duties within their system of internal control. Further, the Company lacks risk assessment procedures on internal control to detect financial reporting risks in a timely manner; and lacks documentation on policies and procedures that are critical to the accomplishment of financial reporting objectives.

Effective internal controls are necessary for the Company to provide reliable financial reports and effectively prevent fraud. If the Company cannot provide financial reports or prevent fraud, their business reputation and operating results could be harmed. Inferior internal controls could also cause investors to lose confidence in their reported financial information, which could have a negative effect on the trading price of their stock.

The Company is an early-stage growth company.

The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and has incurred net losses since its inception. These losses, with the associated substantial accumulated deficit, are a direct result of the Company’s planned ramp up period as it is pursuing market acceptance and geographic expansion. In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheets is dependent upon continued operations of the Company which in turn is dependent upon the Company’s ability to meet its financing requirements, and the success of its future operations. The commercial response to the product offerings is still uncertain, and although the Company believes that its strategy incorporates advantages compared to other cannabis business models, if patients or consumers do not respond favorably to the Company’s products or if it takes longer to develop its products or establish its customer base or it proves to be more costly than currently anticipated to develop its businesses, revenues may be adversely affected.

The Company will need, but may be unable to, obtain additional funding on satisfactory terms, which could dilute the Company’s stockholders or impose burdensome financial restrictions on their business.

In the future, the Company hopes to rely on revenues generated from operations to fund all of the cash requirements of their activities. However, there can be no assurance that the Company will be able to generate any significant cash from their operating activities in the future. Future financings may not be available on a timely basis, in sufficient amounts or on terms acceptable to the Company, if at all. Any debt financing or other financing of securities senior to the Common Shares will likely include financial and other covenants that will restrict the Company’s flexibility. Any failure to comply with these covenants would have a material adverse effect on the Company’s business, prospects, financial condition and results of operations because the Company could lose their existing sources of funding and impair their ability to secure new sources of funding. There can be no assurance that the Company will be able to generate any investor interest in its securities. If the Company does not obtain additional financing, the Company’s business may be materially adversely affected and could require them to suspend operations, in which case one would likely lose the entirety of your investment in the Company.

The Company’s operating plan may change as a result of many factors currently unknown to them, and they may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances or a combination of these approaches. Raising funds in the current economic environment may present additional challenges. It is not certain that the Company has accounted for all costs and expenses of future development and regulatory compliance. Even if the Company believes they have sufficient funds for their current or future operating plans, the Company may seek additional capital if market conditions are favorable or if they have specific strategic considerations.

Any additional fundraising efforts may divert the Company’s management from their day-to-day activities, which may adversely affect their ability to develop and commercialize their products. In addition, they cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to them, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of their stockholders and the issuance of additional securities, whether equity or debt, by the Company, or the possibility of such issuance, may cause the market price of their shares to decline. The sale of additional equity or convertible securities may dilute their existing stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and the Company may be required to agree to certain restrictive covenants, such as limitations on their ability to incur additional debt, limitations on their ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact the Company’s ability to conduct their business. The Company could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and the Company may be required to relinquish rights to some of their technologies or product candidates or otherwise agree to terms unfavorable to the Company, any of which may have a material adverse effect on the Company’s business, operating results and prospects.

If the Company is unable to obtain funding on a timely basis, they may be required to significantly curtail, delay or discontinue one or more of their research or development programs or the commercialization of any product, or be unable to expand their operations or otherwise capitalize on the Company’s business opportunities, as desired, which could materially affect their business, financial condition and results of operations.

If the Company fails to raise additional capital, the Company’s ability to implement its business model and strategy could be compromised.

The Company has limited capital resources. To date, the Company’s operations have been funded by and through the Company’s operations, private placements of the Company’s securities and financing from the Company’s financing partners. The Company expects to require substantial additional capital in the near future, including through this Offering, in order to execute the Company’s businesses as planned, to develop and expand the Company’s operations, expand the Company’s brand in the marketplace, and to establish the targeted levels of production. The Company may not be able to obtain additional financing on terms acceptable to us, or at all. Even if the Company obtains financing for its near-term operations, the Company expects that they will require additional capital beyond the near term. If the Company is unable to raise capital when needed, its business, financial condition and results of operations would be materially adversely affected, and the Company could be forced to reduce or discontinue the Company’s operations.

If the Company needs additional capital to fund their growing operations, the Company may not be able to obtain sufficient capital and may be forced to limit the scope of the Company’s operations.

If adequate additional financing is not available on reasonable terms, the Company may not be able to expand their business operations and they would have to modify their business plans accordingly. There is no assurance that additional financing will be available to the Company.

In connection with its growth strategies, the Company may experience increased capital needs and accordingly, the Company may not have sufficient capital to fund their future operations without additional capital investments. The Company’s capital needs will depend on numerous factors, including: (i) their profitability; (ii) the release of competitive products by their competition; (iii) the level of their investment in marketing and branding their products and (iv) the amount of their capital expenditures. The Company cannot assure one that they will be able to obtain capital in the future to meet their needs.

In recent years, the securities markets in the United States have experienced a high level of price and volume volatility, and the market price of securities of many companies, especially those in the cannabis industry, have experienced wide fluctuations that have not necessarily been related to the operations, performances, underlying asset values or prospects of such companies. For these reasons, the Company’s securities can also be expected to be subject to volatility resulting from market forces over which the Company will have no control. If the Company needs additional funding they will, most likely, seek such funding in the United States and the effect of market fluctuations on their stock price could limit their ability to obtain equity financing.

If the Company cannot obtain additional funding, they may be required to: (i) limit their expansion; (ii) limit their marketing efforts and (iii) decrease or eliminate capital expenditures. Such reductions could adversely affect their business and their ability to compete.

Even if the Company does find a source of additional capital, they may not be able to negotiate terms and conditions for receiving the additional capital that are favorable to the Company. Any future capital investments could dilute or otherwise materially and adversely affect the holdings or rights of its existing stockholders. In addition, new equity or convertible debt securities issued by the Company to obtain financing could have rights, preferences and privileges senior to their Common Shares. The Company cannot give any assurance that any additional financing will be available to the Company, or if available, will be on terms favorable to the Company.

The Company faces inherent risks prevalent when performing acquisitions and dispositions.

Material acquisitions, dispositions and other strategic transactions involve a number of risks, including: (i) potential disruption of the Company’s ongoing business; (ii) distraction of management; (iii) the Company may become more financially leveraged; (iv) the anticipated benefits and cost savings of those transactions may not be realized fully or at all or may take longer to realize than expected; (v) increasing the scope and complexity of the Company’s operations; (vi) loss or reduction of control over certain of the Company’s assets; and (vii) litigation or other disputes concerning either the Company’s obligations to counterparties under relevant transaction documents or liabilities of an acquisition target or its previous owners (whether disclosed or undisclosed at the time of the relevant transaction).

The presence of one or more material liabilities of an acquired company that are unknown to the Company at the time of acquisition could have a material adverse effect on the business, results of operations, prospects and financial condition of the Company. While the Company attempts to obtain appropriate indemnification provisions in connection with its acquisitions and dispositions, the Company may still be exposed to significant financial or reputational risk as a result of entering into such transactions.

The required regulatory approvals needed for certain acquisitions may not be obtained or may contain materially burdensome conditions.

Completion of certain of the Company’s potential acquisitions, specifically the transfer of certain licenses and cannabis inventory, are conditioned upon the receipt of certain approvals of the transfer of the assets and licenses by the respective state and local regulators. There can be no assurance that these approvals will be obtained. In addition, the governmental entities from which these approvals are required may impose conditions on the completion of the transfer or require changes to the terms of the transfer of the licenses. Such conditions or changes could have the effect of jeopardizing or delaying completion of the transfer of the licenses or reducing the anticipated benefits of such acquisitions. If the Company agrees to any material conditions in order to obtain any approvals required to complete any acquisition, the Company’s business and results of operations may be adversely affected.

Failure to effectively manage growth of internal operations and business may strain the Company’s financial resources.

The Company intends to significantly expand the scope of their business operations in the near term. The Company’s growth rate may place a significant strain on their financial resources for a number of reasons, including, but not limited to, the following:

•	The need for continued development of the Company’s financial reporting and information management systems;
•	The need to manage strategic relationships and agreements with manufacturers, suppliers, customers and partners; and
•	Difficulties in hiring and retaining skilled management, technical and other personnel necessary to support and manage the Company’s business.

Additionally, the Company’s strategy envisions a period of rapid growth that may impose a significant burden on their administrative and operational resources. The Company’s ability to effectively manage growth will require them to substantially expand the capabilities of their administrative and operational resources and to attract, train, manage and retain qualified management and other personnel. The Company’s failure to successfully manage growth could result in their sales not increasing commensurately with capital investments. The Company’s inability to successfully manage growth could materially adversely affect their business.

The failure to hire additional employees could harm the Company’s business.

The Company’s future success also depends upon the Company’s continuing ability to attract and retain highly qualified personnel. Expansion of the Company’s business and the management and operation will require additional managers, officers, directors and employees with industry experience, and the Company’s success will be highly dependent on their ability to attract and retain skilled management personnel and other employees. There can be no assurance that the Company will be able to attract or retain highly qualified personnel. Competition for honest, diligent and skilled personnel in the Company’s industry is significant. This competition may make it more difficult and expensive to attract, hire and retain qualified managers and employees.

Risks Related to the Cannabis Industry

The Company may be exposed to inherent risk due to the Federal regulation of cannabis in the United States.

Investors are cautioned that in the United States, cannabis is largely regulated at the state level.

As a result of the conflicting views between state legislatures and the federal government regarding cannabis noted below, investments in cannabis businesses in the United States are subject to inconsistent legislation and regulation. The response to this inconsistency was addressed in the memorandum which then Deputy Attorney General James Cole sent to all United States district attorneys (the “Cole Memorandum”) acknowledging that, notwithstanding the designation of cannabis as a controlled substance at the federal level in the United States, several states had enacted laws relating to cannabis for medical purposes.

The Cole Memorandum outlined the priorities for the United States Department of Justice (the “DOJ”) relating to the prosecution of cannabis offenses. In particular, the Cole Memorandum noted that in jurisdictions that have enacted laws legalizing cannabis in some form and that have also implemented strong and effective regulatory and enforcement systems to control the cultivation, distribution, sale and possession of cannabis, conduct in compliance with those laws and regulations is less likely to be a priority at the federal level. Notably, however, the DOJ never provided specific guidelines for what regulatory and enforcement systems it deemed sufficient under the Cole Memorandum standard. In light of limited investigative and prosecutorial resources, the Cole Memorandum concluded that the DOJ should be focused on addressing only the most significant threats related to cannabis. States where medical cannabis had been legalized were not characterized as a high priority.

In 2017, then newly appointed Attorney General Jeff Sessions again noted limited federal resources and acknowledged that much of the Cole Memorandum had merit. However, in 2018, then General Sessions issued a memorandum (the “Sessions Memorandum”), which rescinded and superseded the Cole Memorandum. The Sessions Memorandum stated, in part, that current law reflects “Congress’ determination that cannabis is a dangerous drug and cannabis activity is a serious crime”, and Mr. Sessions directed all U.S. Attorneys to enforce the laws enacted by Congress and to follow well-established principles when pursuing prosecutions related to cannabis activities as set out in chapter 9-27.000 of the U.S. Attorneys’ Manual. The inconsistency between federal and state laws and regulations is a major risk to the Company’s business.

As a result of the Sessions Memorandum, federal prosecutors are now free to utilize their prosecutorial discretion to decide whether to prosecute cannabis activities despite the existence of state-level laws that may be inconsistent with federal prohibitions. However, the Company believes that the Cole Memorandum’s principles remain well respected, and the federal government under Sessions’ tenure prosecuted no state law compliant entities. Sessions resigned in late 2018. The new Attorney General William Barr testified in his confirmation hearing that he will not upset “settled expectations”, “investments”, or other “reliance interest[s]” arising as a result of the Cole Memorandum, and that he does not intend to use federal resources to enforce federal cannabis laws in states that have legalized cannabis “to the extent people are complying with the state laws.”

Medical cannabis is currently further protected against enforcement by enacted legislation from United States Congress in the form of the Blumenauer-Farr Amendment, which similarly prevents federal prosecutors from using federal funds to impede the implementation of medical cannabis laws enacted at the state level, subject to Congress restoring such funding. If such funding were ever restored, actions which were previously protected could be subject to prosecution if they are within the statute of limitations.

Current Attorney General Merrick Garland, appointed by President Biden, has not readopted the Cole Memorandum or announced a substantive cannabis enforcement policy, although Mr. Garland has indicated he would deprioritize enforcement of low-level cannabis crimes such as possession and other state-legal operations and otherwise expressed views consistent with the Cole Memorandum. Recent statements include, “I do not think it the best use of the Department’s limited resources to pursue prosecutions of those who are complying with the laws in states that have legalized and are effectively regulating marijuana…I do think we need to be sure, for example, that there are no end runs around the state laws by criminal enterprises, and that access is prohibited to minors.”

Due to the dual sovereign nature of American government, the federal government can assert criminal violations of U.S. federal law despite state law. Since the Cole Memo, there have not been publicized instances of any state-legal cannabis operations being prosecuted absent claims that the operation is also violating state law. Nonetheless, the level of prosecutions of state-legal cannabis operations is entirely unknown. If the DOJ policy were to change course and aggressively pursue financiers or equity owners of cannabis-related business, and United States Attorneys followed such DOJ policies through pursuing prosecutions, then the Company could face (i) seizure of its cash and other assets used to support or derived from its cannabis subsidiaries, (ii) the arrest of its employees, directors, officers, managers and investors, and charges of ancillary criminal violations of the CSA for directly violating, or aiding and abetting and conspiring to violate the CSA by virtue of providing financial support to cannabis companies that service or provide goods to state-licensed or permitted cultivators, processors, distributors, and/or retailers of cannabis; and/or (iii) barring employees, directors, officers, managers and investors who are not U.S. citizens from entry into the United States temporarily or for life.

Under these circumstances, it also is possible that a federal prosecutor would seek to seize the assets of the Company, and to recover the “illicit profits” previously distributed to stockholders resulting from any of cannabis activities of the Company. In these circumstances, the Company’s operations would cease, stockholders may lose their entire investment and directors, officers and/or stockholders may be left to defend any criminal charges against them at their own expense and, if convicted, may be sent to federal prison.

The Blumenauer-Farr Amendment remains current in effect. On September 30, 2021, the amendment was renewed through the signing of a stopgap spending measure which is effective through December 3, 2021.

Should the Blumenauer-Farr Amendment not be renewed upon expiration in subsequent spending bills there can be no assurance that the federal government will not seek to prosecute cases involving medical cannabis businesses that are otherwise compliant with state law.

Such potential proceedings could involve significant restrictions being imposed upon the Company or on the Company’s business, revenues, operating results and financial condition as well as the Company’s reputation, even if such proceedings were concluded successfully in favor of the Company.

Additionally, there can be no assurance as to the position any new administration may take on cannabis and a new administration could decide to enforce the U.S. federal laws strongly. Any enforcement of current U.S. federal laws could cause significant financial damage to the Company and its stockholders. Further, future presidential administrations may want to treat cannabis differently and potentially enforce the U.S. federal laws more aggressively.

Violations of any U.S. federal laws and regulations could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings conducted by either the federal government or private citizens, or criminal charges, including, but not limited to, disgorgement of profits, cessation of business activities or divestiture. This could have a material adverse effect on the Company, including its reputation and ability to conduct business, its holding (directly or indirectly) of cannabis licenses in the United States, the listing of its securities on various stock exchanges or trading platforms, its financial position, operating results, profitability or liquidity or the market price of its publicly traded shares. In addition, it is difficult to estimate the time or resources that would be needed for the investigation of any such matters or its final resolution because, in part, the time and resources that may be needed are dependent on the nature and extent of any information requested by the applicable authorities involved, and such time or resources could be substantial.

The Company understands that almost all major securities clearing firms in the U.S. refuse to facilitate transactions related to securities of companies involved in the marijuana industry, especially those companies, like the Company, whose securities are not trading on national securities exchanges. This is due to the fact that marijuana continues to be listed as a Schedule I controlled substance under U.S. federal law, with the result that marijuana-related practices or activities, including the cultivation, possession or distribution of marijuana, are illegal under U.S. federal law. Accordingly, U.S. residents who acquire Common Shares or other Company securities may find it difficult, or costly – if not impossible – to resell such shares over the facilities of any stock exchange or trading platform on which the Common Shares or other Company securities  may then be listed, including the OTCQX. It remains unclear what impact, if any, this and any future actions among market participants in the U.S. will have on the ability of U.S. residents to resell any Common Shares that they may acquire in open market transactions.

There is regulatory uncertainty related to state cannabis laws.

The rulemaking process for cannabis operators at the state level in any state will be ongoing and result in frequent changes. As a result, a compliance program is essential to manage regulatory risk. All operating policies and procedures implemented by the Company are compliance-based and derived from the state regulatory structure governing ancillary cannabis businesses and their relationships to state-licensed or permitted cannabis operators, if any. Notwithstanding the Company’s efforts, regulatory compliance and the process of obtaining regulatory approvals can be costly and time-consuming. No assurance can be given that the Company will receive the requisite licenses, permits or cards to operate its businesses.

In addition, local laws and ordinances could restrict the Company’s business activity. Although legal under the laws of the states in which the Company’s business will operate, local governments have the ability to limit, restrict, and ban cannabis businesses from operating within their jurisdiction. Land use, zoning, local ordinances, and similar laws could be adopted or changed, and have a material adverse effect on the Company’s business. It is possible that laws or regulations may be enacted in the future that will be directly applicable to the Company’s business. The Company cannot predict the nature of any future laws, regulations, interpretations or applications, nor can the Company determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on the Company’s business.

The Company is aware that multiple states are considering special taxes or fees on businesses in the cannabis industry. It is a potential yet unknown risk at this time that other states are in the process of reviewing such additional fees and taxation, which could result in changes in the state in which the Company operates. This could have a material adverse effect upon the Company’s business, results of operations, financial condition or prospects.

The Company may be exposed to risks upon the re-classification of cannabis in the United States.

If cannabis is re-categorized as a Schedule II or lower controlled substance, the ability to conduct research on the medical benefits of cannabis would most likely be improved; however, rescheduling cannabis may materially alter enforcement policies across many federal agencies, primarily the FDA. The FDA is responsible for ensuring public health and safety through regulation of food, drugs, supplements, cosmetics and other similar products, pursuant to its enforcement authority set forth in the United States Federal Food Drug and Cosmetic Act (the “FDCA”). The FDA’s responsibilities include regulating the ingredients, as well as the marketing and labeling, of drugs sold in interstate commerce. Because cannabis is federally illegal to produce and sell, and because it has no federally recognized medical uses, the FDA has historically deferred enforcement related to cannabis to the Drug Enforcement Administration (“DEA”); however, the FDA has enforced the FDCA with regard to hemp-derived products, especially CBD, sold outside of state-regulated cannabis businesses.

If cannabis were to be rescheduled to a federally controlled, yet legal, substance, the FDA would likely play a more active regulatory role. In the event that cannabis becomes subject to FDA regulation, the pharmaceutical industry may directly compete with state-regulated cannabis businesses for market share, and the pharmaceutical industry may urge the DEA, the FDA, and others to enforce the CSA and FDCA against businesses that comply with state but not federal law. The potential for multi-agency enforcement could threaten or have a materially adverse effect on existing cannabis businesses whose operations are compliant with applicable state laws, including the Company.

Additionally, the FDA may issue rules and regulations including good manufacturing practices, related to the growth, cultivation, harvesting and processing of medical cannabis. Clinical trials may be needed to verify efficacy and safety. It is also possible that the FDA would require that facilities where medical-use cannabis is grown register with the FDA and comply with certain federally prescribed regulations. In the event that some or all of these regulations are imposed, the impact on the cannabis industry is unknown, including what costs, requirements and possible prohibitions may be enforced. If the Company is unable to comply with the regulations or registration as prescribed by the FDA, it may have an adverse effect on the Company’s business, operating results and financial condition.

The Company could have exposure to risks related to the failure of cannabis legislation passing in certain states.

The Company’s business model depends on the legalization of cannabis, for medical and/or adult-use, at the state level. It is possible that legislation in certain states in which the Company may wish to operate could fail to obtain the necessary votes and fail to pass. Such inability for states to pass such legislation could materially impact the Company’s future growth prospects. If a state passes legislation to legalize cannabis for medical and/or adult-use, the state may subsequently pass legislation to implement the law and potentially address any details not addressed in the legalizing statute or constitutional amendment itself. It is possible that such implementing legislation could be drafted in such a way as to make the Company’s operations more challenging and costly.

Federal cannabis law pre-emption could pose a risk to the Company.

It is possible that the federal government could pass legislation legalizing cannabis for medical and/or adult-use in the future. Such federal legislation could preempt similar legislation, and/or similar legalization efforts, including existing state laws. The Company’s operations could be subject to new federal laws and regulations, which are currently unknown and could have a material adverse effect upon the Company’s business, results of operations, financial condition or prospects.

Confidentiality agreements with employees and others may not adequately prevent disclosure of the Company’s trade secrets and other proprietary information.

The Company’s success depends upon the skills, knowledge and experience of their technical personnel, their consultants and advisors as well as their licensors and contractors. Because the Company operates in a highly competitive field, they will rely significantly on trade secrets to protect their proprietary techniques and processes. However, trade secrets are difficult to protect. The Company enters into confidentiality and intellectual property assignment agreements with their corporate partners, employees, consultants, outside scientific collaborators, developers and other advisors. These agreements generally require that the receiving party keep confidential and not disclose to third-party businesses confidential information developed by the Company during the course of the receiving party’s relationship with the Company. These agreements also generally provide that inventions conceived by the receiving party in the course of rendering services to the Company will be the Company’s exclusive property. However, these agreements may be breached and may not effectively assign intellectual property rights to the Company. The Company’s trade secrets also could be independently discovered by competitors, in which case the Company would not be able to prevent the use of such trade secrets by their Company’s competitors. The enforcement of a claim alleging that a party illegally obtained and was using the Company’s trade secrets could be difficult, expensive and time consuming and the outcome would be unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets. The failure to obtain or maintain meaningful trade secret protection could adversely affect the Company’s competitive position.

The Company faces inherent risks associated with extensive regulation and taxation in the cannabis industry.

The Company’s services and customers are expected to be subject to federal, state, county, local and other regulations that are subject to change without notice. In addition, there may be other legal, tax and/or regulatory changes that the Company may or may not be able to foresee that may materially affect the Company. The process of complying with any regulations that may be imposed could, among other unknown risks, take a significant period of time and require the expenditure of substantial resources.

The Company faces inherent risks associated with it competing with criminal enterprises.

The Company’s operations may be a source of competition with current criminal enterprises dealing in cannabis, including drug cartels. As a result, the operations of the Company may be an ongoing target of attacks specifically designed to impede the success of its products, and it may be exposed to various levels of criminal interference and other risks and uncertainties including terrorism, violence, hostage taking and other drug gang activities. The nature of the Company’s operations may also make the Company subject to greater risks of theft and greater risks as to property security. These conditions could lead to lower productivity and higher costs, which would adversely affect results of operations and cash flow of the Company. Such conditions could have a material impact on the investment returns of the Company.

The Company faces inherent risks associated with the cannabis industry due to limited access to banking and the ability to access public and private capital.

In February 2014, the US Department of Treasury’s Financial Crimes Enforcement Network (“FinCEN”) issued a Memorandum (the “FinCEN Memorandum”) outlining the pathways for financial institutions to bank state-sanctioned cannabis businesses in compliance with federal enforcement priorities. The FinCEN Memorandum echoed the enforcement priorities of the Cole Memorandum and states that in some circumstances, it is permissible for banks to provide services to cannabis-related businesses without risking prosecution for violation of federal money laundering laws. Under these guidelines, financial institutions must submit a suspicious activity report (“SAR”) in connection with all banking activities on behalf of “marijuana related businesses” (as referred to in the FinCEN Memorandum), in accordance with federal money laundering laws. These cannabis-related SARs are divided into three categories – cannabis limited, cannabis priority, and cannabis terminated – based on the financial institution’s belief that the business in question follows state law, is operating outside of compliance with state law, or where the banking relationship has been terminated, respectively. Despite the foregoing, although FinCEN reported 706 banks and credit unions accepting business from marijuana related businesses as of June 2021, most banks do not accept deposit funds from state-sanctioned cannabis businesses. As a result, businesses involved in the cannabis industry in the U.S. often have difficulty accessing the U.S. banking system and traditional financing sources.

In addition to the foregoing, banks may refuse to process debit card payments and credit card companies generally refuse to process credit card payments for cannabis-related businesses. As a result, the Company may have limited or no access to banking or other financial services in the United States. In addition, federal money laundering statutes and Bank Secrecy Act regulations discourage financial institutions from working with any organization that sells a controlled substance, regardless of whether the state it resides in permits cannabis sales. The inability or limitation in the Company’s ability to open or maintain bank accounts, obtain other banking services and/or accept credit card and debit card payments may make it difficult for the Company to operate and conduct its business as planned or to operate efficiently.

Risks Related to the Company’s Products and Services

The Company could face various risks due to its products and services offered.

Because the Company’s industry is relatively new, there is limited information about comparable companies available for potential investors to review in making a decision about whether to invest in the Company.

Stockholders and investors should further consider, among other factors, the Company’s prospects for success in light of the risks and uncertainties encountered by companies that, like the Company, are in their early stages. For example, unanticipated expenses and problems or technical difficulties may occur and they may result in material delays in the operation of the Company’s business. The Company may not successfully address these risks and uncertainties or successfully implement its operating strategies. If the Company fails to do so, it could materially harm the Company’s business to the point of having to cease operations and could impair the value of the securities of the Company to the point investors may lose their entire investment.

The Company expects to commit significant resources and capital to develop and market existing products and new products and services. These products are relatively untested, and the Company cannot assure stockholders and investors that it will achieve market acceptance for these products, or other new products and services that the Company may offer in the future. Moreover, these and other new products and services may be subject to significant competition with offerings by new and existing competitors in the business. In addition, new products and services may pose a variety of challenges and require the Company to attract additional qualified employees. The failure to successfully develop and market these new products and services could seriously harm the Company’s business, financial condition and results of operations.

The Company competes with a number of other companies, including other licensed entities in the United States, some of which have longer operating histories and more financial resources and experience than the Company has.

The Company faces, and they expect to continue to face, intense competition from licensed cannabis operators, both public and private, and other potential competitors, some of which have longer operating histories and more financial resources and experience than the Company has. In addition, the cannabis industry currently is undergoing consolidation, creating larger companies with financial resources, capabilities and product offerings that are superior to the Company’s by virtue of size alone. As a result of this competition, the Company may be unable to maintain their operations or develop them as currently proposed, on terms the Company considers acceptable, or at all.

There are currently hundreds of applications for cannabis licenses being processed across a number of states. The number of licenses granted and the number ultimately authorized by each state could have an adverse impact on the Company’s ability to compete in the medical cannabis and adult-use cannabis industry. The Company expects to face additional competition from new market entrants that are granted licenses or existing license holders that are not yet active in the industry in the states in which the Company currently operates or plans to operate. If a significant number of new licenses are granted in any given market which the Company participate in, the Company may experience increased competition and may experience downward price pressure on the Company’s medical cannabis products as new entrants increase production.

If the number of users of cannabis for medical and/or adult-use purposes increases, the demand for products will increase. This could result in the competition in the cannabis industry becoming more intense as current and future competitors begin to offer an increasing number of diversified cannabis products. Conversely, if there is a contraction in the medical market for cannabis, resulting from the legalization of adult-use cannabis or otherwise, competition for market share may increase.

The Company faces an inherent risk of exposure to product liability claims.

The Company faces an inherent risk of exposure to product liability claims, regulatory action and litigation if its products are alleged to have caused significant loss or injury. In addition, the sale of the Company’s products would involve the risk of injury to consumers due to tampering by unauthorized third parties or product contamination. Previously unknown adverse reactions resulting from human consumption of the Company’s products alone or in combination with other medications or substances could occur. The Company may be subject to various product liability claims, including, among others, that the Company’s products caused injury or illness or death, include inadequate instructions for use or include inadequate warnings concerning possible side effects or interactions with other substances. A product liability claim or regulatory action against the Company could result in increased costs, could adversely affect the Company’s reputation with its clients and consumers generally, and could have a material adverse effect on the business, results of operations and financial condition of the Company. There can be no assurances that the Company will be able to obtain or maintain product liability insurance on acceptable terms or with adequate coverage against potential liabilities. Such insurance is expensive and may not be available in the future on acceptable terms, or at all. The inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of the Company’s potential products.

The Company faces an inherent risk of exposure to product recalls.

Manufacturers and distributors of products are sometimes subject to the recall or return of their products for a variety of reasons, including product defects, such as contamination, unintended harmful side effects or interactions with other substances, packaging safety and inadequate or inaccurate labeling disclosure. If any of the Company’s products are recalled due to an alleged product defect or for any other reason, the Company could be required to incur the unexpected expense of the recall and any legal proceedings that might arise in connection with the recall. The Company may lose a significant amount of sales and may not be able to replace those sales at an acceptable margin or at all. In addition, a product recall may require significant management attention. Although the Company has detailed procedures in place for testing its products, there can be no assurance that any quality, potency or contamination problems will be detected in time to avoid unforeseen product recalls, regulatory action or lawsuits. Additionally, if one of the Company’s significant brands were subject to recall, the image of that brand and the Company could be harmed. A recall for any of the foregoing reasons could lead to decreased demand for the Company’s products and could have a material adverse effect on the results of operations and financial condition of the Company. Additionally, product recalls may lead to increased scrutiny of the Company’s operations by the FDA, or other regulatory agencies, requiring further management attention and potential legal fees and other expenses.

The Company’s business may be negatively impacted by environmental factors, including unfavorable weather patterns and pesticide contamination.

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

The Company’s business may be negatively impacted by current and future environmental regulations.

The Company’s operations are subject to environmental regulation in the various jurisdictions in which it operates. Environmental legislation is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors (or the equivalent thereof) and employees. There is no assurance that future changes in environmental regulation, if any, will not adversely affect the Company’s operations.

Government approvals and permits are currently, and may in the future, be required in connection with the Company’s operations. To the extent such approvals are required and not obtained, the Company may be curtailed or prohibited from its proposed production of marijuana or from proceeding with the development of its operations as currently proposed.

Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions thereunder, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions. The Company may be required to compensate those suffering loss or damage by reason of its operations and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations.

Amendments to current laws, regulations and permits governing the production of medical marijuana, or more stringent implementation thereof, could have a material adverse impact on the Company and cause increases in expenses, capital expenditures or production costs or reduction in levels of production or require abandonment or delays in development.

The Company’s business may be negatively impacted by currently unknown environmental risks.

There can be no assurance that the Company will not encounter hazardous conditions at the site of the real estate used to operate its businesses, such as asbestos or lead, in excess of expectations that may delay the development of its businesses. Upon encountering a hazardous condition, work at the facilities of the Company may be suspended. If the Company receives notice of a hazardous condition, it may be required to correct the condition prior to continuing construction. The presence of other hazardous conditions will likely delay construction and may require significant expenditure of the Company’s resources to correct the condition. Such conditions could have a material impact on the investment returns of the Company.

The Company relies heavily on the management team and could be negatively impacted by a loss of service of key members.

A risk associated with the production and sale of adult-use cannabis is the loss of important staff members. Success of the Company will be dependent upon the ability, expertise, judgment, discretion and good faith of its senior management and key personnel. While employment agreements are customarily used as a primary method of retaining the services of key employees, these agreements cannot assure the continued services of such employees. Any loss of the services of such individuals could have a material adverse effect on the Company’s business, operating results or financial condition.

The Company relies heavily on the key inputs, suppliers and employees and could be negatively impacted by a loss of these relationships.

The cannabis business is dependent on a number of key inputs and their related costs including raw materials and supplies related to growing operations, as well as electricity, water and other local utilities. Any significant interruption or negative change in the availability, quality or economics of the supply chain for key inputs could materially impact the business, financial condition, results of operations or prospects of the Company. Some of these inputs may only be available from a single supplier or a limited group of suppliers. If a sole source supplier was to go out of business, the Company might be unable to find a replacement for such source in a timely manner or at all. If a sole source supplier were to be acquired by a competitor, that competitor may elect not to sell to the Company in the future. Any inability to secure required supplies and services or to do so on appropriate terms could have a materially adverse impact on the business, financial condition, results of operations or prospects of the Company.

The ability of the Company to compete and grow will be dependent on it having access, at a reasonable cost and in a timely manner, to skilled labor, equipment, parts and components. No assurances can be given that the Company will be successful in maintaining its required supply of skilled labor, equipment, parts and components. This could have an adverse effect on the financial results of the Company.

The Company’s access to affordable skilled labor may be impeded by the existence of unionization or other collective bargaining efforts among the Company’s employees or independent contractors. The Company may also be legally required to participate in or facilitate such unionization or collective bargaining efforts within certain jurisdictions, which could limit the Company’s access to affordable skilled labor and have a materially adverse impact on the business, financial condition, results of operations or prospects of the Company. The Company does not believe its employees currently anticipate seeking unionization and believes its relationship with its employees is satisfactory.

As the Company is a cultivator, producer and provisioner of cannabis, it will largely depend on third party retailers to resell its cannabis and related products to end-user consumers. These retailers could tamper with the Company’s products or otherwise ignore its quality standards, which could harm the end-user customers, with whom the Company has no contact. Any changes in the Company’s retailer customer’s business or fortunes could disrupt the Company’s ability to sell its products at volume. Any such changes or other unrelated production issues could also disrupt the Company’s business due to delays in finding new retailers.

Furthermore, the Company cannot provide assurance that its internal controls and compliance systems will always protect it from acts committed by its employees, agents or business partners in violation of federal or state laws. Any improper acts or allegations could damage the Company’s reputation and subject it to civil or criminal investigations and related stockholder lawsuits, could lead to substantial civil and criminal monetary and non-monetary penalties, and could cause the Company to incur significant legal and investigatory fees.

The Company relies heavily on third parties and could be negatively impacted by a loss of these relationships.

The cannabis business is dependent on a number of third parties, including various service providers, distributors and retailers. Some of the services and market access provided by such third parties may only be available from a single third party or a limited group of third parties. If the only provider of a service or access to a market were to go out of business or cease doing business with the Company, the Company might be unable to find a replacement for such service or market access in a timely manner or at all. If the only provider of a service or access to a market were to be acquired by a competitor, that competitor may elect not to provide services or market access to the Company in the future. Further, due to the uncertain regulatory landscape for regulating cannabis in U.S., the Company’s third-party suppliers, manufacturers and contractors may elect, at any time, to decline or withdraw services necessary for the Company’s operations. There is also a risk that a regulatory body could impose certain restrictions on such third party’s ability to operate in the United States. Any significant interruption or negative change in the Company’s business relations with such third parties could materially impact the business, financial condition, results of operations or prospects of the Company.

The Company maintains what it believes to be adequate insurance coverages across its business, though there is a risk that the Company could be negatively impacted by unknown risks associated with being uninsured or underinsured.

The Company’s business is subject to a number of risks and hazards generally, including adverse environmental conditions, accidents, labor disputes and changes in the regulatory environment. Such occurrences could result in damage to assets, personal injury or death, environmental damage, delays in operations, monetary losses and possible legal liability.

Although the Company intends to continue to maintain insurance to protect against risks in such amounts as it considers to be reasonable, its insurance will not cover all the potential risks associated with its operations. Moreover, there are exclusions and additional difficulties and complexities associated with certain insurance coverages due to the Company’s involvement in the cannabis industry. The Company may also be unable to maintain insurance to cover these risks at economically feasible premiums. Insurance coverage may not continue to be available or may not be adequate to cover any resulting liability.

Insurance against risks such as environmental pollution or other hazards encountered in the operations of the Company is not generally available on acceptable terms. The Company’s access to adequate and affordable insurance is significantly limited by the nature of the Company’s business, which may prevent it from purchasing adequate and affordable insurance coverage. The Company might also become subject to liability for pollution or other hazards which may not be insured against or which the Company may elect not to insure against because of premium costs or other reasons. Losses from these events may cause the Company to incur significant costs that could have a material adverse effect upon its financial performance and results of operations.

The Company utilizes proprietary forecasting models, though the limited operating history of the Company and industry as a whole may make the models unreliable.

The Company must rely largely on its own market research to forecast sales as detailed forecasts are not generally obtainable from other sources at this early stage of the adult-use cannabis industry in the states in which the Company’s business will operate. Federal and state laws prevent widespread participation and hinder market research. As a result, the market data available is limited and unreliable. Market research and projections by the Company of estimated total retail sales, demographics, demand, and similar consumer research are based on assumptions from limited and unreliable market data, and generally represent the personal opinions of the Company’s management team as of the date they are made. A failure in the demand for its products to materialize as a result of competition, technological change or other factors could have a material adverse effect on the business, results of operations and financial condition of the Company.

The Company faces an inherent risk of exposure to various litigation risks that could have an adverse impact on its planned future operations.

The Company may become party to litigation from time to time in the ordinary course of business which could adversely affect its business. Should any litigation in which the Company becomes involved be determined against the Company such a decision could adversely affect the Company’s ability to continue operating and the market price for the Company’s securities and could use significant resources. Even if the Company is involved in litigation and wins, litigation can redirect significant resources of the Company and/or the Company’s management.

As the legalization of cannabis for the medical and/or adult-use is a highly controversial issue, the Company may be subject to litigation prior to, or after, passage of legislation and/or a constitutional amendment legalizing cannabis for certain uses. In addition, although the Company itself may not be directly named in a civil action, any litigation involving any of the Company’s subsidiaries or affiliated entities could negatively affect the Company’s profits and impact its ability to conduct business operations as planned. Such litigation could have a material adverse effect on the financial position of the Company.

Risks Related to the Company’s Franchise Model

The franchise business model presents a number of risks.

The Company’s success will rely to a large degree on the financial success and cooperation of their franchisees, including their pre-franchise clients and affiliates. The Company’s revenues arise from two sources: fees from franchised dispensaries and pre-franchise clients and sales from company-owned dispensaries that the Company owns and may own in the future. The Company’s franchisees manage their businesses independently, and therefore are responsible for the day-to-day operation of their dispensaries. The revenues the Company realizes from franchised dispensaries are largely dependent on the ability of the Company’s franchisees to grow their sales. Business risks affecting the Company’s operations also affect their franchisees. If the Company’s franchisees do not experience sales growth, the Company’s revenues and margins could be negatively affected as a result. Also, if sales trends worsen for franchisees, their financial results may deteriorate, which could result in, among other things, closures, or delayed or reduced payments to  the Company.

The Company believes they are one of the first in the U.S. cannabis industry to offer dispensary franchises as they build their brand. There is, therefore, to the Company’s knowledge, no record of any national company achieving success or profitability by offering franchised cannabis dispensaries under consistent branding in the United States.

The Company’s franchisees could take actions that could harm the Company’s business.

The Company’s franchisees are contractually obligated to operate their dispensaries in accordance with state cannabis laws and the operations, safety, and health standards set forth in the Company’s agreements with them. However, franchisees are independent third parties which the Company does not control. The franchisees own, operate, and oversee the daily operations of their dispensaries and have sole control over all employee and other workforce decisions. As a result, the ultimate success and quality of any franchised dispensary rests with the franchisee. If franchisees do not successfully operate dispensaries in a manner consistent with required standards, franchise fees paid to the Company will be adversely affected and brand image and reputation could be harmed, which in turn could materially and adversely affect the Company’s business and operating results.

The Company’s operating performance could also be negatively affected if the Company’s franchisees experience operational problems or project an image inconsistent with the Company’s brand and values, particularly if the Company’s contractual and other rights and remedies are limited, costly to exercise or subjected to litigation and potential delays.

The Company may face regulatory hurdles seeking to sell franchises in certain states.

The sale of franchises is regulated by various state laws, as well as by the FTC. The FTC requires that franchisors make extensive disclosure to prospective franchisees but does not require registration. A number of states require registration or disclosure by franchisors in connection with franchise offers and sales. Several states also have "franchise relationship laws" or "business opportunity laws" that limit the ability of the franchisor to terminate franchise agreements or to withhold consent to the renewal or transfer of these agreements. The states with relationship or other statutes governing the termination of franchises include Arkansas, California, Connecticut, Delaware, Hawaii, Illinois, Indiana, Iowa, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, Virginia, Washington and Wisconsin. Some franchise relationship statutes require a mandated notice period for termination; some require a notice and cure period; and some require that the franchisor demonstrate good cause for termination. Although the Company believes that their franchise agreements comply with these statutory requirements, failure to comply with these laws could result in the Company incurring civil liability. In addition, the Company cannot predict the effect of any future federal or state legislation or regulation.

States may not be willing to allow the Company to offer franchises because of the federally illegal status of cannabis. States, such as California, also could require that the Company become a party to their franchisees’ cannabis dispensary license. If this occurs, the Company may be limited in the number of franchises they sell in a particular state, municipality or local jurisdiction, the Company’s costs of compliance would likely be increased, and the Company’s ability to remediate a default by a franchisee may be limited, which may have material adverse effect on the Company’s business, financial condition, and results of operations.

Their marketing activities for franchises may not be successful.

The Company invests resources in advertising and other marketing activities to maintain, extend and expand the Company’s brand image. There can be no assurance that the Company’s marketing strategies will be effective or that the amount the Company invests in advertising activities will result in a corresponding increase in sales of the Company’s franchises.  If the Company’s marketing initiatives are not successful, the Company will have incurred significant expenses without the benefit of higher revenues.

Risks Associated with the Company’s Capital Stock

Sales of substantial amounts of a particular class of securities may have an adverse effect on the market price of such securities.

Sales of substantial amounts of a particular class of securities of the Company, or the availability of such securities for sale, could adversely affect the prevailing market prices for such class of securities. A decline in the market prices of a particular class of the Company’s securities could impair the Company’s ability to raise additional capital through the sale of securities should it desire to do so.

The Company’s stock has historically experienced volatile market pricing.

The market price for the Company’s securities may be volatile and subject to wide fluctuations in response to numerous factors, many of which will be beyond the Company’s control. Financial markets have at times experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of companies and that have often been unrelated to the operating performance, underlying asset values or prospects of such companies. Accordingly, the market price of the Company’s securities may decline even if the Company’s operating results, underlying asset values or prospects have not changed. Additionally, these factors, as well as other related factors, may cause decreases in asset values that are deemed to be other than temporary, which may result in impairment losses. There can be no assurance that continuing fluctuations in price and volume will not occur. If such increased levels of volatility and market turmoil continue, the Company’s operations could be adversely impacted, and the trading price of the Company’s securities may be materially adversely affected.

The Company’s ability to manage debt service is dependent on its cash flows.

An economic downturn may negatively impact the Company’s cash flows. Credit and capital markets can be volatile, which could make it more difficult for the Company to obtain additional debt or equity financings in the future. Such constraints could increase the Company’s costs of borrowing and could restrict its access to other potential sources of future liquidity. The Company’s failure to have sufficient liquidity to make interest and other payments required by its debt could result in a default of such debt and acceleration of the Company’s borrowings, which would have a material adverse effect on the Company’s business and financial condition. To the extent the Company incurs indebtedness, principal and interest payments on such indebtedness will have to be made when due, regardless of whether sufficient cash flow or income is available. If payments on any debts and obligations are not made when due, it may result in substantial adverse consequences to the Company, including adverse income tax consequences.

The Company’s common stock may become subject to the SEC's penny stock rules, which may make it difficult for broker-dealers to complete customer transactions and could adversely affect trading activity in their securities.

The SEC has adopted regulations which generally define "penny stock" to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of the Company’s common stock may be less than $5.00 per share for some period of time and therefore would be a "penny stock" according to SEC rules, unless the Company is listed on a national securities exchange. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

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

If required to comply with these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in the Company’s securities may be adversely affected.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell the Company’s stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy the Company’s Common Stock, which may limit one’s ability to buy and sell the Company’s stock and have an adverse effect on the market for the Company’s shares.

The Company does not expect to pay cash dividends in the foreseeable future. Any return on investment may be limited to the value of the Company’s stock.

The Company has never paid any cash dividends on any shares of their capital stock, and they do not anticipate that they will pay any dividends in the foreseeable future. The Company’s current business plan is to retain any future earnings to finance the expansion of their business. Any future determination to pay cash dividends will be at the discretion of the Company’s Board of Directors, and will be dependent upon the Company’s financial condition, results of operations, capital requirements and other factors as the Company’s Board of Directors may deem relevant at that time. If the Company does not pay cash dividends, their stock may be less valuable because a return on one’s investment will only occur if the Company’s stock price appreciates.

The market for the Company’s Common Stock may be thinly traded, so one may be unable to sell at or near ask prices or at all if one needs to sell one’s shares to raise money or otherwise desire to liquidate one’s shares.

The Company’s Common Stock has been historically thinly traded on the OTC Markets, meaning that the number of persons interested in purchasing the Company’s shares at or near ask prices at any given time has been relatively small or non-existent. This situation is attributable to several factors, including that the Company is a small company that is relatively unknown to stock analysts, stockbrokers, institutional investors, and others in the investment community. Even if the Company came to such persons’ attention, those persons tend to be risk-averse and would be reluctant to follow an unproven company such as the Company or purchase or recommend the purchase of the Company’s shares until they became more seasoned and viable. Consequently, there may be periods of several days or more when trading activity in the Company’s shares is minimal or non-existent compared to a seasoned issuer, which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on the Company’s share price. The Company cannot assure one that a broader or more active public trading market for the Company’s Common Shares will develop or be sustained or that current trading levels will be maintained.

The indemnification provisions in the Company’s certificate of incorporation and bylaws under Delaware law may result in substantial expenditures by the Company and may discourage lawsuits against the Company’s directors, officers, and employees.

The Company’s certificate of incorporation contains provisions that eliminate the Company’s directors’ liability for monetary damage to the Company and stockholders. The Company’s bylaws also require them to indemnify their officers and directors. The Company may also have contractual indemnification obligations under their agreements with their directors, officers, and employees. These indemnification obligations could result in the Company incurring substantial expenditures to cover the cost of settlement or damage awards against directors, officers, and employees that they may not recoup.

Pursuant to the laws of the State of Delaware, the Company’s certificate of incorporation excludes personal liability for its directors for monetary damage based upon any violation of their fiduciary duties as directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, acts in violation of the Delaware General Corporation Law, or any transaction from which a director receives an improper personal benefit.

This exclusion of liability does not limit any right, which a director may have to be indemnified, and does not affect any director’s liability under federal or applicable state securities laws.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling the Company pursuant to provisions of the State of Delaware, the Company has been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in that Act and is, therefore, unenforceable.

The Company is classified as a “smaller reporting company” and they cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make their Common Stock less attractive to investors.

The Company is currently a “smaller reporting company.” Specifically, smaller reporting companies are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings. Decreased disclosures in the Company’s SEC filings due to their status as a smaller reporting company may make it harder for investors to analyze their results of operations and financial prospects.

Holders of the Company’s Common Stock may face significant restrictions on the resale of the Common Stock due to states’ “blue sky” laws or rules.

The Company intends to offer and sell their securities in this Offering to retail customers in every state in the United States plus the District of Columbia and Puerto Rico. The National Securities Markets Improvement Act of 1996 (“NSMIA”), which is a U.S. federal statute, preempts the states from regulating transactions in certain securities, which are referred to as “covered securities,” and which include the Units and components thereof offered hereby pursuant to Regulation A. NSMIA nevertheless allows the states to investigate if there is a suspicion of fraud or deceit, or unlawful conduct by a broker or dealer, in connection with the sale of securities. If there is a finding of fraudulent activity, the states can bar the sale of covered securities in a particular case. The various states and other jurisdictions can impose fines on the Company or take other regulatory actions against the Company if they fail to comply with their securities laws. Although the Company is  taking steps to help ensure that they will conduct all offers and sales in this Offering in compliance with all blue sky laws, there can be no assurance that they will be able to achieve such compliance in all instances, or avoid fines or other regulatory actions if they do not achieve compliance.

Because the Company became a reporting company under the Exchange Act by means other than a traditional underwritten initial public offering, the Company may not be able to attract the attention of research analysts at major brokerage firms.

Because the Company did not become a reporting company by conducting an underwritten initial public offering, or IPO, of the Company’s Common Stock, and because the Company is not listed on a national securities exchange, security analysts of brokerage firms may not provide coverage of the Company. In addition, investment banks may be less likely to agree to underwrite secondary offerings on the Company’s behalf because they may be less familiar with the Company as a result of more limited coverage by analysts and the media, and because the Company became public at an early stage in its development.

Provisions under Delaware law could make an acquisition of the Company more difficult, limit attempts by their stockholders to replace or remove their current management.

In addition to the Company’s corporate charter and their bylaws, because they are incorporated in Delaware, they are subject to the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any holder of at least 15% of their capital stock for a period of three years following the date on which the stockholder became a 15% stockholder.

The Company currently has outstanding, and they may, in the future, issue instruments which are convertible into shares of Common Stock, which may result in stockholder dilution.

The Company currently has outstanding instruments which are convertible into shares of Common Stock, and they may need to issue similar instruments in the future. In the event that these convertible instruments are converted into shares of Common Stock, or that the Company makes additional issuances of other convertible or exchangeable securities, stockholders could experience additional dilution. Furthermore, the Company cannot guarantee that they will be able to issue shares or other securities in any other offering at a price per share that is equal to or greater than the price per share paid by investors or the then current market price.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Currently, the Company leases approximately 4,202 square feet of office space in Phoenix, Arizona, at a monthly rent of $6,653. The lease includes all utilities, was effective June 1, 2019, with a five-year term.

In addition, the Company has signed three leases, the commencement of which is contingent upon the receipt of certain cannabis licenses, for a total of 22,000 square feet of retail and storage space. The initial total monthly base rent for these leases is approximately $25,000. The leased property is located in Broomfield and Denver, Colorado, and Biddeford, Maine.

Item 9 is utilizing 5 acres of its cultivation site in Coolidge, Arizona, and intends to implement the remaining 45 acres in accordance with its three-year strategic development plan. The property includes a nearly 10,000 square foot, state-of-the-art indoor manufacturing facility with nearly 10,000 square feet of additional cultivation capacity which received approval to operate on June 4, 2019, and is currently producing premium cannabis.

In November 2020, the Company was approved to expand the site. The initial phase of expansion began on November 15, 2021 and will add more than 60,000 square feet of operations space with the addition of two 18,000 square foot greenhouses, one head house (green house support building), and two 9,600 square-foot buildings – one for indoor cultivation and one for the lab and packaging. As part of its growth strategy, the Company is in the process of opening additional cultivation and extraction locations, with its expansion to Nevada nearing completion.

Item 3. Legal Proceedings.

From time to time, the Company may be subject to legal proceedings and claims that have arisen in the ordinary course of business. The Company’s material legal proceedings are described in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 10, “Commitment and Contingencies.”

The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected. The Company resolved a matter during the year ended September 30, 2021 that did not have a material impact on the Company’s financial condition or operating results.

Item 4. Mine Safety Disclosures.

Not applicable.

PART III

Item 5. Market for Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock is currently quoted on the OTC Bulletin Board and has been quoted on the OTC Bulletin Board since November 3, 2011 under the symbol “CDYY.OB.” On November 9, 2012, the Company’s symbol was changed to “AIRW.OB” to reflect the Company’s name change. On December 21, 2016 the Company filed a Form 15-12G and down listed to the OTC Pink sheets. On April 27, 2018, the Company’s ticker symbol was changed to “INLB”. On August 31, 2020, the Company’s common stock began trading on the OTCQX marketplace. Because the Company is quoted on the OTC Markets, their common stock may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if it were listed on a national securities exchange.

The following table sets forth the high and low bid prices for the Company’s Common Stock per quarter as reported by the OTC Bulletin Board for the quarterly periods indicated below based on its fiscal year end of September 30. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

Fiscal Quarter	High	Low

First Quarter (October 1, 2019 - December 31, 2019)	$2.73	$0.75
Second Quarter (January 1, 2020 - March 31, 2020)	$2.34	$0.75
Third Quarter (April 1, 2020 - June 30, 2020)	$1.30	$0.11
Fourth Quarter (July 1, 2020 - September 30, 2020)	$1.33	$0.75

First Quarter (October 1, 2020 - December 31, 2020)	$2.25	$1.07
Second Quarter (January 1, 2021 - March 31, 2021)	$4.00	$1.97
Third Quarter (April 1, 2021 - June 30, 2021)	$4.00	$2.80
Fourth Quarter (July 1, 2021 - September 30, 2021)	$3.27	$1.44

Record Holders

As of September 30, 2021, there were 107,074,417 common shares issued and 94,774,417 common shares outstanding, which were held by 2,752 stockholders of record, which includes individual participants in security position listings.

Dividends

The Company has never declared or paid any cash dividends on its common stock nor do they anticipate paying any in the foreseeable future. Furthermore, the Company expects to retain any future earnings to finance its operations and expansion. The payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend upon the Company’s earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Securities Authorized for Issuance under Equity Compensation Plans

For equity compensation plan information, refer to Item 12 in Part III of this Annual Report on Form 10-K.

Common Stock

The Company is authorized to issue 2,000,000,000 shares of Common Stock, $0.0001 par value per share (the “Common Stock”). As of September 30, 2021, there were 107,074,417 shares of Common Stock issued and 94,774,417 shares outstanding. As of January 13, 2022, there were 107,216,782 shares of common stock issued and 94,916,782 shares outstanding.

The holders of the Company’s Common Stock have equal ratable rights to dividends from funds legally available therefore, when, as and if declared by the Board of Directors. Holders of Common Stock are also entitled to share ratably in all of the Company’s assets available for distribution to holders of Common Stock upon liquidation, dissolution or winding up of the affairs.

The holders of shares of the Company’s Common Stock do not have cumulative voting rights, which means that the holders of more than 50% of such outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and in such event, the holders of the remaining shares will not be able to elect any of the Company’s directors. The holders of 50% percent of the outstanding Common Stock constitute a quorum at any meeting of shareholders, and the vote by the holders of a majority of the outstanding shares or a majority of the shareholders at a meeting at which quorum exists are required to effect certain fundamental corporate changes, such as liquidation, merger or amendment of the Company’s articles of incorporation.

Holders of the Company’s Common Stock may resell their shares of Common Stock, pursuant to Rule 144 under the Securities Act (“Rule 144”), one year following the date of acquisition of such securities from the Company until such time that the Company becomes subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act. Holders of the Company’s Common Stock may resell their shares of Common Stock, pursuant to Rule 144 six months following the date of acquisition of such securities from the Company or an affiliate of the Company after the Company has been subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act, for a period of at least 90 days immediately before such sale, and has filed all required reports under the Exchange Act (other than reports on Form 8-K) during the preceding 12 months (or such shorter period as the Company was required to file such reports). If the condition set forth above relating to the Company having filed all required reports under the Exchange Act is not satisfied, holders of its Common Stock may resell their shares of Common Stock, pursuant to Rule 144, one year following the acquisition of such securities from the Company or an affiliate of the Company.

Shares of the Company’s Common Stock are registered at the office of the Company and are transferable at such office by the registered holder (or duly authorized attorney) upon surrender of the Common Stock certificate, properly endorsed. No transfer shall be registered unless the Company is satisfied that such transfer will not result in a violation of any applicable federal or state securities laws.

Unregistered Sales of Equity Securities

During the year ended September 30, 2021, the Company issued 15,646,643 shares of common stock at a price of $0.85 per share to accredited investors for gross cash proceeds of $13,299,808.

During the year ended September 30, 2021, the Company issued 19,080,000 shares of common stock for the acquisition of OCG Inc. at prices ranging between $2.62 and $3.49 for a total value of $61,899,342.

During the year ended September 30, 2021, the Company issued 1,419,989 shares of common stock for the automatic conversion of debt and accrued interest at a price of $1.00 per share for a total value of $1,419,989.

During the year ended September 30, 2021, the Company issued 92,365 shares of common stock with the issuance of debt. The common stock was recorded at its relative fair value and prices ranging between $0.78 and $0.83 for a total value of $107,489.

During the year ended September 30, 2021, the Company issued 1,461,099 shares of common stock for services received at prices ranging between $1.25 and $3.75 for a total value of $3,130,366.

During the year ended September 30, 2021, the Company issued 1,038,208 shares of common stock upon the exercise of warrants and stock options. The Company received $30,994 for the exercise of 35,625 stock options, $0.87 per share. The 1,002,583 of shares issued for warrants were issued under cashless exercise provisions and no proceeds were received.

For each such transaction, we relied upon one of the following exemptions: (i) Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), (ii) Rule 506(b) under Section 4(a)(2) of the Securities Act, or (iii) Regulation S, as transactions by an issuer not involving any public offering. For each such transaction, we did not use general solicitation or advertising to market the securities. The securities were offered to a limited number of persons, the investors had access to information regarding us (including information contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2020, Quarterly Reports on Form 10-Q for the periods ended December 31, 2020, March 31, 2021 and June 30, 2021 and Current Reports on Form 8-K filed with the Securities and Exchange Commission, and press releases made by us), and they were available to answer questions by prospective investors. The Company reasonably believes that each of the investors is an accredited investor and if any investors were not accredited investors no more than 35 unaccredited investors participated in any respective offering. The proceeds were used for working capital and other corporate purposes.

Convertible Notes Payable

At September 30, 2021, the Company had various convertible notes payable outstanding. The conversion prices of the outstanding convertible notes payable range between $0.50 to $2.50. At September 30, 2021, the outstanding convertible notes and related accrued interest, as applicable, was convertible into 1,430,193 shares of common stock.

Stock Transfer Agent

The Company’s transfer agent is Nevada Agency and Transfer Company, Inc., 50 West Liberty Street, Suite 880, Reno, NV 89501.

Item 6. Selected Financial Data.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

You should read the following discussion of the Company’s financial condition and results of operations together with its audited consolidated financial statements and notes to such financial statements included elsewhere in this Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about the Company’s industry, business and future financial results. The Company’s actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed under “Item 1A. Risk Factors” and other sections in this 10-K.

Overview

Item 9 Labs produces premium cannabis and cannabis related products in a rapidly growing market. The Company currently offers over seventy-five (75) active cannabis strains and more than one hundred fifty (150) differentiated cannabis vape products as well as premium concentrates and Orion vape technologies. The Company’s product offerings will continue to grow as they develop new products to meet the needs of the end users. The Company makes its products available to consumers through licensed dispensaries in Arizona. Item 9 Labs’ products are now carried in more than 70 dispensaries throughout the state of Arizona.

The Company believes its past and future success is dependent upon its ongoing ability to understand the needs and desires of the consumers, and the Company develops and offers products that meet those needs.

The Company’s objective is to leverage its assets (tangible and intangible) to fuel the growth of its share of the Arizona cannabis market, as well as expand the geographical reach of its products into markets outside of Arizona, with the ultimate goal of providing comfortable cannabis health solutions to a larger population in a manner that will create value for the Company’s shareholders.

In March 2020, the World Health Organization categorized Coronavirus Disease 2019 (“COVID-19”) as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The extent of the impact of the COVID-19 outbreak on the Company’s operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, its impact on its customers and vendors, and the range of governmental and community reactions to the pandemic, which are uncertain and cannot be fully predicted at this time.

In March 2021, the Company closed on the acquisition of OCG, Inc., dba Unity Rd., a cannabis dispensary franchisor. The transaction was structured as a reverse triangular merger, with the effect of OCG, Inc. becoming a wholly owned subsidiary of the Company. Unity Rd. has agreements with more than twenty (20) partners for such partners to open more than thirty-five (35) Unity Rd. retail dispensary locations in fourteen(14) states. The majority of the locations are in the licensing process. One such franchise unit has been opened to date, in Boulder, Colorado. Unity Rd. will assist in providing distribution for Item 9 Labs products to be sold across the United States and internationally to its franchisees for public resale, while keeping dispensaries locally owned and operated. As Unity Rd. dispensaries expand in its market penetration, Item 9 Labs aims to offer its products in those locations by expanding the distribution footprint of its premium product offerings to new states.

The Company’s Arizona cannabis operations have expanded in recent years, with the addition of a 2nd nearly 10,000 square foot facility in the 4th quarter of fiscal year 2019, more than doubling the Company’s cultivation and processing space for Arizona. As the Company methodically expanded its operational capacity by more than 100% in fiscal year 2020, it was also able to significantly increase efficiencies within the cultivation and processing operations.

The Arizona expansion has continued in fiscal year 2021 and is expected to continue thereafter. The Company has tripled production since October 1, 2020, while beginning construction on phase 1 of its construction plan to build additional cultivation space. Phase 1 plans total over 60,000 square feet of additional cultivation and processing space, and the planned remaining five phases would add over 560,000 square feet of cultivation and processing space. By the conclusion of their master site development, the Company anticipates a total of more than 640,000 square feet of cultivation and processing space; there is no assurance the Company can complete these construction projects as planned.

Item 9 Labs Corp. has continued its expansion plans into other states as well as the Company acquired (pending regulatory approval) cultivation and processing licenses in Nye County, Nevada which will be paired with their Nevada facility. In fiscal 2019, the Company broke ground on their 20,000 square foot cultivation and processing facility in Nevada. The facility is now approximately 70% complete. Construction recommenced after a pause due to Covid-19 in August 2021. The Company aims to commence operations in Nevada in fiscal year 2022.

Results of Operations

	Years Ended September 30,
	2021	2020	$ Change	% Change
Revenues, net	$21,937,227	$8,121,733	$13,815,494	170%
Cost of revenues	13,324,284	4,825,959	8,498,325	176%
Gross profit	8,612,943	3,295,774	5,317,169	161%
Operating expenses
Professional fees and outside services	3,241,820	1,389,183	1,852,637	133%
Payroll and employee related expenses	6,649,097	4,131,948	2,517,149	61%
Sales and marketing	1,170,982	265,028	905,954	342%
Depreciation and amortization	1,085,847	907,556	178,291	20%
Other operating expenses	1,828,954	1,477,991	350,963	24%
Loss on impairment	—	100,000	(100,000)	-100%
Provision for bad debt	237,506	450,018	(212,512)	-47%
Total operating expenses	14,214,206	8,721,724	5,492,482	63%
Loss from operations	(5,601,263)	(5,425,950)	(175,313)	3%
Other expense, net	(5,304,509)	(6,959,691)	1,655,182	-24%
Net loss, before income tax provision (benefit)	(10,905,772)	(12,385,641)	1,479,869	-12%
Income tax provision (benefit)	—	(85,984)	85,984	-100%
Net loss	$(10,905,772)	$(12,299,657)	$1,393,885	-11%

Revenues, net

The increase in revenue was primarily due to a change in certain processes and procedures in the Company’s lab. That is, during fiscal year 2021, the Company purchased equipment to automate certain manual processes. The purchase of this equipment made certain processes, such as the filling of cartridges, more efficient, which allowed for increased output. In order to support this increased output, the Company began to purchase certain inventory materials from third party vendors that it had previously produced itself. This allowed the Company to avoid interruptions in production due to a lack of material. Further, during fiscal year 2021, the Company added and reorganized post-production space to more efficiently package its products for sale. This allowed the Company to deliver its products to the dispensaries more timely. The demand for the Company’s products is greater than the supply it is able to produce and the changes in process and procedures in the Company’s lab allowed the Company to increase production more than 100% during the year ended September 30, 2021. Management anticipates revenues to continue to grow as the revenue trends are positive month over month.

Cost of revenues

Cost of revenues consist primarily of labor, materials, supplies and utilities. Costs of revenues as a percentage of revenues was 61% for the year ended September 30, 2021 compared to 59% for the period ended September 30, 2020. The Company was able to increase operational efficiency throughout fiscal year 2021. However, the cost of the purchased inventory materials discussed above and increases in other costs, such as product testing, primarily negated these efficiency gains. Management will remain focused on reducing costs through bulk purchasing, implementing additional efficiencies in production and making additional investments in property and equipment. The Company believes that it will continue reducing the overall costs of revenues and costs of revenues will increase at a lower rate than revenues in future periods, which will lead to increased profit margins.

Gross Profit

The increase in gross profit was due to increases in revenue offset by increases in purchased inventory materials and other costs. With the Company’s continued efforts to increase capacity and focus on efficiencies and reducing costs, management expects gross profit to continue to grow going forward.

Operating Expenses

Professional fees and outside services increased primarily due to increase legal and accounting fees related to the OCG Inc. acquisition and increased spending for corporate advisory services and investor relations services. The increase in payroll expenses was primarily due to the increase in stock options granted during fiscal year 2021 and the scheduled amortization of stock options granted in the prior year. Further, payroll expenses increased due to an increase in employee headcount during fiscal year 2021. Sales and marketing expenses increased due to increased spending on marketing and branding initiatives during fiscal year 2021. The increase in depreciation and amortization is due to the amortization of intangible assets acquired in the OCG Inc. acquisition. Other operating expenses increased primarily due to increases in insurance expenses, travel related expenses and additional IT support for the increase in employees. The decrease in loss on impairment was due to no impairment needing to be recorded in fiscal year 2021. Finally, the provision for bad debt decreased due to a lesser reserve needed on the outstanding notes receivable at year-end. Total operating expenses as a percentage of gross profit decreased from 265% to 164% for the years compared. Management believes this ratio will continue to decrease going forward as the expectation is that revenues will continue to grow at a higher rate than operating expenses.

Other Expense, net

Other expenses consist primarily of interest expense of $5,295,349 and $6,959,705 for the years ended September 30, 2021 and 2020, respectively. The decrease in interest expense was primarily the result of a decrease in amortization of debt discounts and a decrease in overall interest expense due to a decrease in stated interest rates.

Adjusted EBITDA

Management uses the non-GAAP measurement of earnings before interest, taxes, depreciation, amortization, stock-related compensation expense, acquisition-related costs, and other adjustments, or “Adjusted EBITDA,” to evaluate the Company’s performance.  Adjusted EBITDA is a non-GAAP measure that is also frequently used by analysts, investors and other interested parties to evaluate the market value of companies considered to be in similar businesses. The Company suggests that Adjusted EBITDA be viewed in conjunction with its reported financial results or other financial information prepared in accordance with accounting principles generally accepted in the United States, or “GAAP.”

The following table reflects the reconciliation of net loss to Adjusted EBITDA for the years ended September 30, 2021 and 2020:

	Years Ended September 30,
	2021	2020
Net loss	$(10,905,772)	$(12,299,657)
Depreciation and amortization	1,220,847	907,556
Interest expense	5,295,349	6,959,705
Stock-based expense	2,404,671	1,729,910
Acquisition related costs	273,432	243,755
Income tax benefit	—	(85,984)
Adjusted EBITDA	$(1,711,473)	$(2,544,715)

Financial Condition, Liquidity and Capital Resources

Liquidity and Capital Resources

The Company’s primary need for liquidity is to fund working capital requirements of its business, capital expenditures, acquisitions, debt service, and for general corporate purposes. The Company’s primary source of liquidity is funds generated revenues, financing activities and from private placements. The Company’s ability to fund its operations, to make planned capital expenditures, to make planned acquisitions, to make scheduled debt payments, and to repay or refinance indebtedness depends on its future operating performance and cash flows, which are subject to prevailing economic conditions and financial, business and other factors, some of which are beyond the Company’s control.

The accompanying consolidated financial statements have been prepared in conformity with US GAAP, which contemplates continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and has incurred net losses since its inception. These losses, with the associated substantial accumulated deficit, are a direct result of the Company's planned ramp up period as it is pursuing market acceptance and geographic expansion. In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheets is dependent upon continued operations of the Company which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations. The Company operates in a new, developing industry with a variety of competitors. These factors raise substantial doubt about the Company's ability to continue as a going concern.

In order to continue as a going concern, the Company will need to generate additional revenue and obtain additional capital to fund its operating losses and service its debt. Management's plans in regard to these matters are described as follows:

Sales and Marketing. Historically, the Company has generated the majority of its revenues by providing its products to dispensaries throughout the state of Arizona. The Company's revenues have increased significantly since its inception in May 2017. Management will continue its plans to increase revenues in the Arizona market by providing superior products. Additionally, as capital resources become available, the Company plans to expand into additional markets outside of Arizona, with construction of a cultivation and processing facility nearing completion in Nevada. The Company believes that it will continue reducing the overall costs of revenues and costs of revenues will increase at a lower rate than revenues in future periods, which will lead to increased profit margins.

Financing. To date, the Company has financed its operations primarily with loans from shareholders, private placement financings and sales revenue. Management believes that with continued production efficiencies, production growth, and continued marketing efforts, sales revenue will continue to grow, thus enabling the Company to reverse its negative cash flow from operations and raise additional capital as needed. However, there is no assurance that the Company's overall efforts will be successful.

If the Company is unable to generate additional sales growth in the near term and raise additional capital, there is a risk that the Company could default on additional obligations, and could be required to discontinue or significantly reduce the scope of its operations if no other means of financing operations are available. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern.

As of September 30, 2021, the Company had $1,454,460 of cash and cash equivalents and negative working capital of ($4,393,385) (current assets minus current liabilities), compared with $84,677 of cash and cash equivalents and negative working capital of ($7,396,258) as of September 30, 2020. The improvement of $3,002,873 in the Company’s working capital was primarily due to increases in accounts receivable, inventory and prepaid expenses and other current assets. These increases in current assets were offset by increases in accounts payable, accrued payroll, accrued interest and accrued expenses, deferred revenue and current portions of debt. The $1,369,783 improvement in cash and cash equivalents was primarily due to proceeds from the issuance of debt. The Company is an early-stage growth company. It is generating cash from sales and is investing its capital reserves in current operations and new acquisitions that are expected to generate additional earnings in the long term. The Company expects that its cash on hand and cash flows from operations, along with private and/or public financing, will be adequate to meet its capital requirements and operational needs for the next 12 months, although no assurance can be given that private and/or public financing can be obtained on terms acceptable to the Company, or at all.

Cash Flows

The following table summarizes the sources and uses of cash for each of the periods presented:

	Years Ended September 30,
	2021	2020
Net cash used in operating activities	$(5,989,581)	$(1,141,416)
Net cash used in investing activities	(3,917,969)	(886,854)
Net cash provided by financing activities	11,277,333	1,538,004
Net increase (decrease) in cash and cash equivalents	$1,369,783	$(490,266)

Operating Activities

During the year ended September 30, 2021, operating activities used $5,989,581 of cash and cash equivalents, primarily resulting from a net loss of $10,905,772 and net cash used by operating assets and liabilities of $2,877,911, comprised of increases in accounts receivable of $1,085,400 and inventory of $4,244,241, offset by increases in accounts payable and accrued expenses of $2,397,416. These uses of cash were further offset by non-cash operating expenses of $7,794,102, primarily comprised of depreciation and amortization of fixed and intangible assets and the right of use asset in the amount of $1,260,665, amortization of debt discounts in the amount of $3,891,260, stock-based compensation totaling $2,404,671 and the provision for bad debt in the amount of $237,506.

During the year ended September 30, 2020, operating activities used $1,141,416 of cash and cash equivalents, primarily resulting from a net loss of $12,299,657 offset by net cash provided by operating assets and liabilities of $3,096,439. There was significant non-cash activity that contributed to the net loss totaling $8,061,802 including depreciation and amortization of $979,158, provision for bad debt of $450,018, amortization of debt discounts of $2,240,617, amortization of beneficial conversion of $2,562,099, and compensation paid in the form of stock and stock options of $1,729,910. Cash provided by changes in operating assets and liabilities was primarily due to an increase in accrued interest of $1,371,606, $900,661 in accounts payable, and accrued expenses of $1,428,847, offset by a decrease in inventory of $210,576, and prepaid expenses and other current assets of $293,496.

Investing Activities

During the year ended September 30, 2021, investing activities used $3,917,969 of cash and cash equivalents, consisting primarily of deposits on acquisitions of $1,775,348 and purchases of property, equipment and construction in process of $2,242,217.

During the year ended September 30, 2020, investing activities used $886,854 of cash and cash equivalents, consisting primarily of payments totaling $167,152 in purchases of property and equipment, $555,738 paid for acquisitions, and $238,964 in license fees offset by $75,000 in cash received on notes receivable.

Financing Activities

During the year ended September 30, 2021, financing activities provided $11,277,333 of cash and cash equivalents, which includes cash proceeds from the sale of common stock of $13,299,808 and cash proceeds from the issuance of debt of $2,580,000. These proceeds were offset by payments on existing debt of $4,583,469.

During the year ended September 30, 2020, financing activities provided $1,538,004 of cash and cash equivalents, which includes cash proceeds from notes payable of $2,119,000, offset by debt payments of $580,996.

Off-Balance Sheet Arrangements

The Company is not currently a party to, or otherwise involved with, any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Management believes the Company’s critical accounting policies and estimates are those related to revenue recognition, valuation of warrants and debt discounts, carrying value of intangible assets subject to amortization, infinite life intangible assets and goodwill, stock-based compensation, business combinations and income taxes. Management considers these policies critical because they are both important to the portrayal of the Company’s financial condition and operating results, and they require management to make judgments and estimates about inherently uncertain matters. The Company’s management has reviewed these critical accounting policies and related disclosures with the Audit Committee of the Company’s Board of Directors.

Revenue Recognition

The Company’s revenue is primarily associated with a customer contract that represents an obligation to provide cannabis products that are delivered at a single point in time. Any costs incurred prior to the period in which the products are delivered are recorded to inventory and recognized as cost of revenues in the period in which the performance obligations are completed.

Stock-Based Compensation

The Company calculates the cost of awards of equity instruments based on the grant date fair value of the awards using the Black-Scholes-Merton option pricing valuation model, which incorporates various assumptions including volatility, expected term and risk-free interest rates.

The expected term of the options is the estimated period of time until exercise and was determined using the SEC’s safe harbor rules, using an average of vesting and contractual terms, as the Company did not have sufficient historical experience of similar awards. Expected stock price volatility is based on historical volatility of the Company’s stock since March 20, 2018, the day of the merger between BSSD Group LLC and Airware Labs Corp. The risk-free interest rate is based on the implied yield available on United States Treasury zero-coupon issues with an equivalent remaining term. The estimated fair value of stock-based compensation awards is amortized on a straight-line basis over the relevant vesting period and forfeitures at the time the occur.

Impairment of Goodwill and Other Intangible Assets

In accordance with ASC Topic 350, Intangibles – Goodwill and Other, the Company performs goodwill and indefinite life intangible asset impairment testing at least annually during the fourth quarter, unless indicators of impairment exist in interim periods. The Company’s test of goodwill impairment included assessing qualitative factors and the use of judgment in evaluating economic conditions, industry and market conditions, cost factors, and entity-specific events, as well as overall financial performance. The impairment test for goodwill compares the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying amount of a reporting unit’s goodwill exceeds the fair value of its goodwill, the Company recognizes an impairment loss equal to the excess, not to exceed the total amount of recorded goodwill.

The Company also review the recoverability of its net intangible assets with finite lives when an indicator of impairment exists. Based on the Company’s qualitative analysis of impairment indicators and estimated undiscounted future cash flows expected to result from the use of these net intangibles with finite lives, if needed, the Company determines if it will recover their carrying values as of the test date. If not recoverable, the Company records an impairment charge.

The Company performed its most recent goodwill impairment analysis in the third quarter of 2020, utilizing an income approach with no impairment recorded. The Company believes that the discounted cash flow method best captures the significant value-creating activities it is undertaking. The primary assumptions in its income approach included estimating cash flows and projections. The Company determined that the fair value of its goodwill exceeded our carrying value, and consequently, no impairment was deemed to have occurred. However, a prolonged period of declining gross margins or a significant decrease in its anticipated revenue growth could result in the write-off of a portion or all of its goodwill and other intangible assets in future periods.

Business Combinations

The Company accounts for acquisitions in accordance with ASC Topic 805, Business Combinations. In purchase accounting, consideration paid, identifiable assets acquired and liabilities assumed are recognized at their estimated fair values at the acquisition date, and any remaining purchase price is recorded as goodwill. In determining the fair values of the consideration paid, assets acquired and liabilities assumed, the Company makes significant estimates and assumptions, particularly with respect to equity paid in the acquisition, and long-lived tangible and intangible assets. Critical estimates used in valuing tangible and intangible assets include, but are not limited to, future expected cash flows, discount rates, market prices and asset lives. Critical assumptions used in valuing the equity paid includes, but is not limited to, the stock price of the Company’s stock on the date of acquisition and assumptions used in valuing the warrants paid, such as the stock price volatility, risk free interest rate and expected term. The Company’s consolidated financial statements include the results of operations of the acquired company from the date of the acquisition.

The Company expenses all acquisition-related costs as incurred in selling, general and administrative expenses in the consolidated statements of operations.

Income Taxes

The Company uses significant judgment in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. In preparing its financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as depreciation and amortization of property and equipment, benefits of net operating loss tax carryforwards. These differences result in deferred tax assets, which include tax loss carryforwards, and liabilities. The Company then assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, it establishes a valuation allowance. In evaluating its ability to recover its deferred tax assets within the jurisdiction from which they arise, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, the Company begins with historical results and incorporate assumptions about the amount of future state and federal pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates the Company is using to manage the underlying business. To the extent the Company establishes or changes a valuation allowance in a period, it includes an adjustment within the tax provision of its statements of operations.

Deferred tax assets reflect current statutory income tax rates in effect for the period in which the deferred tax assets are expected to be realized. As changes in tax laws or statutory tax rates are enacted, deferred tax assets and liabilities are adjusted through the provision of income taxes.

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across its global operations. A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. The Company (1) records unrecognized tax benefits as liabilities in accordance with ASC 740 and (2) adjusts these liabilities when their judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from its current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.

Warrants, Common Stock and Debt Discounts

The Company bifurcates the value of warrants and common stock issued with debt. This bifurcation results in the establishment of a debt discount, based on the relative fair values of the warrants, common stock and debt, with a corresponding charge to equity unless the terms of the warrant require it to be classified as a liability. The warrants are initially valued using the Black-Scholes valuation model. This model uses estimates of volatility, risk free interest rate and the expected term of the warrants, along with the current market price of the Company’s stock, to estimate the value of the outstanding warrants. The Company estimates the expected term using an average of the contractual term and vesting period of the award. The expected volatility is measured using the average historical daily changes in the market price of the Company’s common stock over the expected term of the award and the risk-free interest rate is equivalent to the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards. The establishment of a debt discount on convertible debt recorded at the relative fair values may result in a beneficial conversion feature based on an effective conversion price. This beneficial conversion feature is recorded as an additional debt discount. The total debt discount is limited by the total proceeds received and is amortized over the term of the debt.

Recent Accounting Pronouncements

See Note 1 to the Company’s financial statements, included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Seasonality

The Company does not expect its sales to be impacted by seasonal demands for its products and services. Also, due to the fact the Company uses indoor grow space, seasonality should not have any impact on its cultivation operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data.

Reference is made to the Company’s consolidated financial statements beginning on page F-1 of this report.

Item 9. Changes In And Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation, under the supervision and with the participation of its management, of the effectiveness of the design and operation of its disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s principal executive and principal financial officers concluded as of September 30, 2021 that its disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in its internal control over financial reporting discussed below.

(b) Management's Report on Internal Control Over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  The Company’s internal control over financial reporting is a process designed by, or under the supervision of, its CEO and CFO, or persons performing similar functions, and effected by its Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (GAAP).  The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2021.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework.  Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2021.

Material Weakness in Internal Control over Financial Reporting

A material weakness, as defined in the standards established by the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies with small number of staff:

•	lack of properly controlled segregation of duties;
•	lack of risk assessment procedures on internal control to detect financial reporting risks in a timely manner; and
•	lack of documentation on policies and procedures that are critical to the accomplishment of financial reporting objectives.

Management’s Plan to Remediate the Material Weakness

Management plans to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions planned include development of policies and procedures on internal control over financial reporting and monitor the effectiveness of operation on existing controls and procedures.

The Company’s management will continue to monitor and evaluate the relevance of its risk-based approach and the effectiveness of its internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Pursuant to Regulation S-K Item 308(b), this Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.

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

c) Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2021, there were no changes in the Company’s internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on its internal control over financial reporting.

ITEM 9B. Other Information.

There were no disclosures of any information required to be filed on Form 8-K during the three months ended September 30, 2021 that were not filed.

PART III

Item 10. Directors, Officers, and Corporate Governance.

The following table sets forth certain information regarding the Company’s current executive officers and directors as of January 13, 2022:

Name	Age	Position
Andrew Bowden	34	Chief Executive Officer and Director
		(Principal Executive Officer)
Bobby Mikkelsen	40	Chief Financial Officer, Secretary, Treasurer
		(Principal Financial and Accounting Officer)
Jeffrey Rassas	59	Chief Strategy Officer, Director
Chris Wolven	40	Chief Operating Officer
Ronald L. Miller, Jr.	57	Director
Michael Weinberger	44	Chief Franchise Officer and Director
Douglas Bowden	62	Chairman of the Board
Lawrence Taylor	57	Director
Dr. Eric Kutscher	46	Director

The Company’s directors are appointed for a one-year term to hold office until the next annual general meeting of its shareholders or until removed from office in accordance with its bylaws. The Company’s officers are appointed by its board of directors and hold office until removed by the board. All officers and directors listed above will remain in office until the next annual meeting of its stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. The Company’s board of directors appoints officers annually and each executive officer serves at the discretion of its board of directors.

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

Director and Officer Biographical Information

Andrew Bowden – Chief Executive Officer and Director

Andrew Bowden has been Chief Executive Officer since November 18, 2019, and a Director of the Company since September 11, 2018. In January 2013, Mr. Bowden co-founded Bowden Investment Group, an investment group focused on real estate, software and other sustainable investments, and has been serving as its Chief Executive Officer since its founding.  Andrew brings extensive experience with multitier investment strategies in real estate, software and sustainable investments. As CEO and co-founder of Bowden Investment Group, Andrew brings his business experience and leadership to Item 9 Labs. Andrew brings extensive experience with multitier investment strategies in real estate, software and sustainable investments. Andrew is also skilled and experienced with fundraising and partnering efforts which will help extend their current portfolios with the right strategic partnerships. Based on Mr. Bowden’s experience and skills, the Company believes Mr. Bowden is qualified to serve as member of the Company’s Board of Directors.

Bobby Mikkelsen – Chief Financial Officer, Secretary, Treasurer

On October 15, 2018, Mr. Robert E. Mikkelsen was appointed as the Chief Financial Officer, Secretary, and Treasurer of the Company. Mr. Mikkelsen received his bachelor’s degree in accounting in 2004 from the Eller College of Business, University of Arizona. After graduating, Mr. Mikkelsen went on to work as an auditor for Henry & Horne, LLP in Arizona. Mr. Mikkelsen has worked with a client base that is diverse in both size and industry, working with small non-profits, large government agencies and medium-sized business, including those in the health care, mental health and pharmaceutical industries. After 11 years at Henry & Horne, in January 2016 Mr. Mikkelsen started his own firm which focused on serving clients in various industries with accounting, tax and financial solutions. After serving Item 9 Labs as a contractor for a year, Mikkelsen accepted a full-time position with the Company in October 2018.

Jeffrey Rassás – Chief Strategy Officer, Director

On November 15, 2019, Mr. Jeffrey Rassás was appointed as the Company’s Chief Strategy Officer. On March 20, 2012, Jeffrey Rassás was appointed as a member of the Company’s Board of Directors. Mr. Rassás serves as Chief Strategy Officer of Item 9 Labs Corp., a position he has held since April 2018. Mr. Rassás is charged with guiding the Company’s strategic growth and advising the CEO and management team. Mr. Rassás is a twenty-year veteran of entrepreneurial ventures and business management. Mr. Rassás has served as CEO, President and Chairman of the Board of Airware Labs Corp, CEO and Chairman of the Board of YouChange Holdings Corp, a publicly traded company on the OTCQB and CEO of Global Alerts, a holding company for Earth911.com, Amberalert.com and Pets911.com, which later merged with YouChange Holdings Corp and acquired Quest Recycling to form Quest Resource Holdings Corporation now trading on NASDAQ under the ticker symbol, QRHC. Prior to these executive-level posts, Mr. Rassás was Co-Chairman and CEO of ImproveNet, Inc., which he acquired through a merger in 2002, and later sold to IAC/InterActiveCorp, ImproveNet won “Best of Web” by Money Magazine. In addition, Mr. Rassás served as founder, CEO, and Chairman of the Board of EBIZ Enterprises, a publicly traded Linux solutions provider.

Chris Wolven – Chief Operating Officer

On January 1, 2019, Mr. Christopher Wolven was appointed as the Company’s Chief Operating Officer. As Chief Operating Officer (COO) of Item 9 Labs Corp., Mr. Wolven provides the leadership, management and vision necessary to ensure that the Company has the proper operational controls, administrative and reporting procedures, people and systems in place to effectively grow the organization and ensure financial strength and operating efficiency.  Mr. Wolven is an experienced restaurant industry expert, including as a Regional Brand Chef with Fox Restaurant Concepts. At Fox Restaurant Concepts he was responsible for operations and food development for seven of the Company’s 15 brands, spanning ten locations with over 1,000 employees. He oversaw creative development, financial planning and operational wellbeing as well as the building and implementation of systems. Mr. Wolven participated in many restaurant openings across a number of states.

Ronald L. Miller, Jr. – Independent Director

On March 20, 2012, Ron Miller, Jr. was appointed to the Company’s Board of Directors. Mr. Miller has served as Vice President, Chief Financial Officer, and Secretary of THAT’S EATERTAINMENT CORP., or TEC, since December 2015. Mr. Miller has been a principal of a predecessor and current subsidiary of TEC since February 2014 and has served as its Chief Financial Officer since April 2015. Mr. Miller also has served as a director and Chairman of the Audit Committee of Quest Resource Holding Corporation since October 2012. Mr. Miller served as a director of one of Quest’s predecessors, Earth911, from July 2010 to October 2012. Mr. Miller served as Chief Executive Officer of Southwest Capital Partners, LLC, an investment banking firm, from September 2009 to March 2015. He served as a Managing Director of CKS Securities LLC, an investment banking firm, from February 2010 to December 2011. Mr. Miller served as Vice Chairman of Miller Capital Markets, LLC, a Scottsdale, Arizona headquartered boutique investment banking firm from May 2009 to August 2009. He served as Chief Executive Officer of Alare Capital Partners, LLC, a Scottsdale-based investment banking and strategic advisory firm, from September 2005 to May 2009. From 2001 to 2005, Mr. Miller served as a Managing Director of The Seidler Companies Incorporated, an investment banking firm and member of the NYSE. Mr. Miller served from 1998 to 2001 as a Senior Vice President of Wells Fargo Van Kasper. From 1994 to 1998, Mr. Miller served as Senior Vice President of Imperial Capital, and from 1993 to 1994, was associated with the Corporate Finance Department of Ernst & Young. Mr. Miller began his career in the M&A department of PaineWebber, Inc.

Michael Weinberger – Chief Franchise Officer, Director

On May 5, 2021, the Board appointed Mr. Michael Weinberger as a member of the Company’s Board of Directors and as the Chief Franchise Officer of Item 9 Labs Corp. Previously COO of OCG Inc., Weinberger leads all franchise-related growth areas of Unity Rd., while overseeing day-to-day operations of the franchise. His years of professional experience in franchising have brought focus on the cannabis space since 2018.  Previously, he was the CEO of Maui Wowi, a global coffee and smoothie franchise with more than 500 units, and led its sale to Kahala Brands. Upon acquisition, his role shifted to Brand President and VP of Franchise Development, overseeing Kahala Brands’ nontraditional portfolio and growth strategies.

Douglas Bowden – Chairman of the Board

On February 4, 2020, the Board appointed Mr. Doug Bowden as a member of the Company’s Board of Directors. On July 31, 2020, the Board appointed Mr. Doug Bowden as the Co-Chairman of the Company’s Board of Directors and he became the Chairman on July 31, 2020. Mr. Bowden started his career in the electronics industry, working in a successful family-run business that he purchased with his brother and ran for nearly 20 years, focused on signal processing and monitoring providing hardware and software for broadcasters during the high-definition TV revolution. Bowden sold his business in 2009, and in 2013 Mr. Bowden and his son started Viridis Group, a real estate company centered on buying and remodeling luxury condos in Colorado and Arizona. Viridis Group has recently adopted the name Bowden Investment Group. As such, Mr. Bowden brings extensive experience with multitier investment strategies in real estate, software, and sustainable investments. Mr. Bowden attended the University of South Dakota where he studied business.

Lawrence Taylor – Independent Director

On December 14, 2021 the Board appointed Mr. Lawrence Taylor as a member of the Company’s Board of Directors. Mr. Taylor brings a diverse perspective to the boardroom combining deep financial expertise, strategy, and governance to deliver thoughtful questions and insights that help drive informed decisions. As a C-level executive, advisor, and board member with more than 30 years of business experience, he has guided organizations through complex restructurings, acquisitions, corporate development activities and capital transactions totaling over $15 billion. Since 2004, Mr. Taylor has served as President of Taylor Strategy Group, a business consulting practice he owns and operates. From 2018 to present, Mr. Taylor has served on the board of Barrie House Coffee and from 2014 to present he has served on the board of CLP Holdings III, LLC. At Barrie House Coffee, he chairs the M&A committee and serves on the Strategic Planning Committee. Previously, he served on the boards and committees (M&A, Strategic Planning, Restructuring, Finance and Compensation) of multiple companies. He has also served as a Board Member and Treasurer on the Finance and Compensation Committees for Sojourner Center and from 2013 to 2015 as a Board Member and Treasurer for E Tabs Manufacturing. From 2004 to 2013, Mr. Taylor was a Partner and Managing Director with Odyssey Capital Group, a Phoenix based business. Mr. Taylor holds a Bachelor of Science degree in Finance from Louisiana Tech University.

Dr. Eric Kutscher – Independent Director

On December 14, 2021 the Board appointed Dr. Eric Kutscher as a member of the Company’s Board of Directors. Dr. Kutscher has over 25 years of experience leading high performing teams and being a thought leader in the delivery of patient centered healthcare, research, academia, and leadership. Dr. Kutscher started his career in academic psychiatry and pharmacology where he progressed through the promotion and tenure process to become a full clinical professor at three different universities. In 2013, Dr. Kutscher retired from his academic role to pursue healthcare executive opportunities and consulting. From 2004 to present, Dr. Kutscher has been founder and principal of a consulting company where he has consulted with well-known companies such as SpotRx/MedAvail, MeMD, UAMC, UArizona/SinfroniaRx, TribalEM/Tribal Health, San Carlos Apache Healthcare, Pill Nurse, Walgreens, Connections Health Solutions, and various legal firms. From 2019 to present, Dr. Kutscher has been the Senior Director for Clinical Operations and Pharmacy Services for Arizona Oncology Associates, the largest privately held Oncology practice in the state of Arizona, where he was hired to provide change leadership. From 2015-2017, Dr. Kutscher was Chief Clinical Officer and Vice President of Operations at San Carlos Apache Healthcare corporation.

Dr. Kutscher received his Pharmacy Doctorate (PharmD) from the University of Iowa and completed his Psychopharmacology residency at The University of Missouri – Kansas City and Western Missouri Mental Health Center where he was the chief resident. Dr. Kutscher received his MBA focused on Entrepreneurial Leadership from the University of Sioux Falls and completed an Advanced Executive Leadership Certificate Program at the University of Arizona.

Identification of Significant Employees

The Company has no significant employees other than their officers and directors.

Family Relationship

Douglas Bowden (Chairman) is the father of Andrew Bowden (Chief Executive Officer, President and Director). Christopher Wolven (Chief Operating Officer) is the son-in-law of Jeffrey Rassás (Chief Strategy Officer and Director). Other than the foregoing, there are no family relationships between the Company’s directors and executive officers.

Involvement in Certain Legal Proceedings

Mr. Ronald L. Miller Jr., one of our directors, is the interim CEO and Secretary (since 2016) of That’s Eatertainment Corporation and the Manager of its wholly-owned subsidiary Riverview Social LLC, each of which is currently in bankruptcy filed in 2021. The filings were primarily due to the adverse impact of the COVID-19 virus on the Company’s restaurant and entertainment operations.  The relevant cases are In re: Riverview Social, LLC, United States Bankruptcy Court, District of Arizona, Case No. 2:21-bk-06897-EPB and In re That’s Eatertainment Corporation, United States Bankruptcy Court, District of Arizona, Case No. 2:21- bk-06897-EPB.

Other than the aforementioned disclosures, to the best of their knowledge, none of their directors or executive officers has, during the past ten years:

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

Board Committees

The Board has three standing committees to facilitate and assist the Board in the execution of its responsibilities. The committees are currently the Audit Committee, the Nominating and Corporate Governance Committee, and the Compensation Committee. The Committees were formed in June 2019. The Audit and Compensation Committees are comprised of two non-employee, independent directors and the audit committee has one additional non-independent director. The Nominating and Corporate Governance Committee has two independent directors and one management director. The discussion below describes current membership for each of the standing Board committees.

Audit Committee	Compensation Committee	Nominations and Governance
Lawrence Taylor (Chairman)	Lawrence Taylor (Chairman)	Dr. Eric Kutscher (Chairman)
Dr. Eric Kutscher	Dr. Eric Kutscher	Lawrence Taylor
Doug Bowden		Andrew Bowden

Audit Committee and Audit Committee Financial Expert

On June 21, 2019, the Company established an audit committee and adopted its audit committee charter, a copy of which is filed as Exhibit 99.1 to the Company’s Form 10 filed with the SEC on June 27, 2019, and is incorporated by reference herein.

The current members of the Board’s Audit Committee are Lawrence Taylor, Dr. Eric Kutscher and Doug Bowden, all of whom the Company believes have sufficient financial expertise for overseeing financial reporting responsibilities. Mr. Taylor serves as the Company’s Audit Committee Chairman and is deemed as a financial expert (as defined in Item 407 of Regulation S-K).

The Company’s audit committee should consist of two independent members of the board of directors. The audit committee’s duties include, but are not limited to, recommending to the Company’s board of directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee reviews the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Compensation Committee

On June 21, 2019, the Company's Board of Directors established a compensation committee of the Board of Directors and adopted a Compensation Committee Charter. The Compensation Committee is made up of two members, both of which are independent members of the Board of Directors, and each of whom will serve for a term of one year. The purpose of the Committee is to assist the Board in fulfilling its oversight responsibilities related to the Company's compensation structure and compensation, including equity compensation, if any, paid by the Company.

Nominations and Governance Committee

On June 21, 2019, the Company’s Board of Directors established a nominations and governance committee and adopted its nominations and governance committee charter. The Nominations and Governance Committee is made up of three members, two of which are independent members of the Board of Directors and one non-independent director. Each member will serve for a term of one year.

Code of Ethics

The Company’s board of directors adopted a Code of Conduct and Ethics (the "Code") on June 21, 2019, which applies to its officers, directors and employees, including its Chief Executive Officer and Chief Financial Officer. The purpose of the Code is to deter wrongdoing and to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
•	full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submits to, the Securities and Exchange Commission ("SEC") or OTCMarkets, and in other public communications made by the Company;
•	compliance with applicable laws and governmental rules and regulations;
•	the prompt internal reporting of violations of the Code to an appropriate person or persons identified in the Code; and
•	accountability for adherence to the Code.

A copy of the Code has been filed previously as Exhibit 14.1 to the Company’s Form 10 and is incorporated herein by reference.

Item 11. Executive Compensation.

Compensation of Officers Summary Compensation Table

The following tables set forth certain information about compensation paid, earned or accrued for services by the Company’s executive officers in the fiscal years ended September 30, 2021 and 2020.

A summary of cash and other compensation paid in accordance with management consulting contracts for the Company’s executives and directors for the most recent two years is as follows:

							Non-Equity	Nonqualified
							Incentive	Deferred	All Other
Name and					Stock	Option	Plan	Compensation	Compensation
Principal					Awards	Awards	Compensation	Earnings	(9)	Total
Position	Title	Year	Salary($)	Bonus($)	($)	($)	($)	($)	($)	($)
(a)		(b)	(c )	(d)	(e )	(f)(8)	(g)	(h)	(i)	(j)
Andrew Bowden(1)	CEO and	2020	169,230	—	—	420,000	—	—	—	589,230
	Director	2021	226,442	—	—	490,028	—	—	5,844	722,314
Robert Mikkelsen(2)	CFO, Secretary	2020	134,615	—	—	420,000	—	—	—	554,615
	and Tresurer	2021	180,769	—	—	294,017	—	—	7,941	482,727
Bryce Skalla(3)	Former President	2020	187,000	—	—	420,000	—	—	—	607,000
	and Director	2021	212,795	—	—	—	—	—	17,532	230,327
Jeffrey Rassas(4)	Director	2020	196,697	—	—	420,000	—	—	—	616,697
	and CSO	2021	199,808	—	—	294,017	—	—	—	493,825
Chris Wolven(5)	COO	2020	155,769	—	—	420,000	—	—	—	575,769
		2021	192,308	—	—	294,017	—	—	5,737	492,062
Sara Gullickson(6)	Former CEO	2020	92,308	—	—	—	—	—	—	92,308
	and Director	2021	—	—	—	—	—	—	—	—
Michael Weinberger(7)	Chief Franchise	2020	—	—	—	—	—	—	—	—
	Officer	2021	118,846	—	—	294,017	—	—	17,263	430,126

Notes to Summary Compensation Table:

(1)	Mr. Bowden has been a director since September 11, 2018 and CEO since November 18, 2019. Mr. Bowden received a salary of $325,000 and $200,000 for fiscal years 2021 and 2020, respectively. Mr. Bowden received an option award of 353,627 and 500,000 options during fiscal years 2021 and 2020, respectively. The 2021 options vest one-third each year and have an exercise price of $1.44. The 2020 options vest 50% annually and carry an exercise price of $0.87.

(2)	Mr. Mikkelsen has been the CFO since October 15, 2018. Mr. Mikkelsen received a salary of $250,000 and $160,000 for fiscal years 2021 and 2020, respectively. Mr. Mikkelsen received an option award 212,176 and 500,000 options during fiscal years 2021 and 2020, respectively. The 2021 options vest one-third each year and have an exercise price of $1.44. The 2020 options vest 50% annually and carry an exercise price of $0.87.

(3)	Mr. Skalla had been a director since March 20, 2018 and President since November 26, 2018. Mr. Skalla resigned as President and from the board June 11, 2021. Mr. Skalla received a salary of $187,000 for fiscal years 2021 and 2020, respectively. Mr. Skalla received an option award of 0 and 500,000 options during fiscal years 2021 and 2020. The 2020 options vest 50% annually and carry an exercise price of $0.87. Pursuant to the Separation Agreement, the Company agreed to continue to pay Mr. Skalla an aggregate $250,000 in equal monthly installments over the twelve month period following June 11, 2021. All outstanding and unvested options held by Mr. Skalla as of the date of the Separation Agreement vested as of June 11, 2021 and all options that are outstanding and vested (including the options that vested as of June 11, 2021) will remain exercisable in accordance with their respective terms until the expiration date stated in the applicable options documents.

(4)	Mr. Rassas has been a director since March 20, 2012 and CSO since November 15, 2019. Mr. Rassas received a salary of $225,000 and $190,000 for fiscal years 2021 and 2020, respectively. Mr. Rassas received an option award of 212,176 and 500,000 options during fiscal years 2021 and 2020, respectively. The 2021 options vest one-third each year and have an exercise price of $1.44. The 2020 options vest 50% annually and carry an exercise price of $0.87.

(5)	Mr. Wolven has been COO since January 1, 2019. Mr. Wolven received a salary of $250,000 and $150,000 for fiscal years 2021 and 2020, respectively. Mr. Wolven received an option award of 212,176 and 500,000 options during fiscal years 2021 and 2020, respectively. The 2021 options vest one-third each year and have an exercise price of $1.44. The 2020 options vest 50% annually and carry an exercise price of $0.87.

(6)	On November 26, 2018, the Company entered into an Employment Agreement with Gullickson for a term of 3 years at a base salary of $200,000 per year with incentive and performance bonuses. On November 15, 2019, Gullickson voluntarily resigned as CEO and director of the Company. Gullickson and the Company mutually agreed to amend the terms of the employment agreement and non-competition agreement between Ms. Gullickson and the Company dated November 26, 2018 pursuant to which (i) the non-competition period shall be reduced from three (3) years to four (4) months; (ii) Ms. Gullickson shall receive her full salary and health benefits for four (4) months from the resignation date (a significantly reduced period of time); and (iii) Ms. Gullickson shall cancel and return to treasury an aggregate amount 2,300,000 restricted shares of Company Common Stock.

(7)	Mr. Weinberger has been a director and Chief Franchise Officer since May 5, 2021. Mr. Weinberger received a salary of $225,000 for fiscal year 2021. Mr. Weinberger received an option award of 212,176 options during fiscal year 2021. The 2021 options vest one-third each year and have an exercise price of $1.44.

(8)	The amounts in this column reflect the value of the stock options awards on the grant date to the named executive, calculated in accordance with ASC Topic 718. Stock options were valued using the Black-Scholes model. The grant-date fair value does not necessarily reflect the value of shares which may be received in the future with respect to these awards. The fair value of the stock options will likely vary from the actual value the holder receives because the actual value depends on the number of options exercised and the market price of the Company’s common stock on the date of exercise. For a discussion of the assumptions made in the valuation of the stock options see Note 12, Stockholders’ Equity, included in the Company’s consolidated financial statements, which are included in the Annual Report on Form 10-K.

(9)	The amounts shown include Company-paid portions of health insurance.

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes the outstanding equity awards to the Company’s executive officers as of September 30, 2021.

OPTION AWARDS*
	Number of Common	Number of Common	Equity Incentive Plan
	Shares Underlying	Shares Underlying	Awards: Number of
	Unexercised Options	Unexercised Options	Securities Underlying	Option Exercise	Option
	(#)	(#)	Unexercised Unearned	Price	Expiration
Name	Exercisable	Unexercisable	Options (#)	($)	Date
Andrew Bowden	250,000	250,000	—	$0.87	7/15/2030
	—	353,627	—	$1.44	9/22/2031
Total	250,000	603,627	—
Robert Mikkelsen	250,000	250,000	—	$0.87	7/15/2030
	—	212,176	—	$1.44	9/22/2031
Total	250,000	462,176	—
Bryce Skalla	7,500	—	—	$2.40	5/28/2028
	500,000	—	—	$0.87	7/15/2030
Total	507,500	—	—
Jeffrey Rassas	50,000	—	—	$6.00	1/25/2023
	16,667	—	—	$2.20	10/4/2023
	16,667	—	—	$5.00	9/5/2024
	16,666	—	—	$3.00	3/8/2026
	7,500	—	—	$2.40	5/28/2028
	250,000	250,000	—	$0.87	7/15/2030
	—	212,176	—	$1.44	9/22/2021
Total	357,500	462,176	—
Chris Wolven	250,000	250,000	—	$0.87	7/15/2030
	—	212,176	—	$1.44	9/22/2031
Total	250,000	462,176	—
Michael Weinberger	—	212,176	—	$1.44	9/22/2031
Total	—	212,176	—

*There are 5,217,315 total options outstanding as of September 30, 2021

Stock Option Plan and other Employee Benefits Plans

On June 21, 2019, the Company’s board and shareholders voted to approve the 2019 Equity Incentive Plan (the “2019 Plan”). Pursuant to the 2019 Plan, the maximum aggregate number of Shares available under the Plan through awards is the lesser of: (i) 6,000,000 shares, increased each anniversary date of the adoption of the plan by 2 percent of the then-outstanding shares, or (b) 10,000,000 shares. The Company has 4,141,021 shares available for issuance under the 2019 Plan as of September 30, 2021.

Compensation of Directors

Beginning in January 2019 independent board members began to receive $2,000 per month for service on the board. Other than the foregoing there is no cash compensation paid to directors for their service on the Company’s board of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management Related Shareholder Matters.

The following tables set forth, as of January 13, 2022 certain information concerning the beneficial ownership of the Company’s capital stock by:

•	each stockholder known by the Company to own beneficially 5% or more of any class of its outstanding stock;
•	each director;
•	each named executive officer;
•	all of the Company’s executive officers and directors as a group; and
•	each person, or group of affiliated persons, who is known by the Company to beneficially own more than 5% of any class of its outstanding stock.

As of September 30, 2021, the Company had authorized 2,000,000,000 shares of common stock, par value $0.0001, of which there were 94,774,417 shares of common stock outstanding. As of January 13, 2022, the authorized stock remained the same and there were 94,916,782 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the Company’s common stock. Shares of the Company’s common stock subject to options that are currently exercisable or exercisable within 60 days of January 13, 2022 are considered outstanding and beneficially owned by the person holding the options for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, the Company believe the persons and entities in this table have sole voting and investing power with respect to all of the shares of its common stock beneficially owned by them, subject to community property laws, where applicable.

Security Ownership of Certain Beneficial Owners and Directors and Officers

	Amount and Nature of	Percentage of
Name and Address of Beneficial Owner	Beneficial Ownership	Beneficial Ownership (1)
Directors and Officers:
Andrew Bowden (2)	18,155,531	16.8%
Robert Mikkelsen (3)	250,000	0.3%
Ronald L. Miller, Jr. (4)	40,003	0.0%
Jeffrey Rassas (5)	2,068,233	2.2%
Christopher Wolven (6)	488,460	0.5%
Douglas Bowden (7)	17,800,531	16.5%
Michael Weinberger (8)	3,298,885	3.4%
Lawrence Taylor	—	0.0%
Dr. Eric Kutscher (9)	20,906	0.0%
All director and officers as a group (9 people)	24,422,018	25.7%

Beneficial Shareholders greater than 5%
Stockbridge Enterprises LP (10)	10,384,048	10.3%
7377 E Doubletree Ranch Rd, Suite 200
Scottsdale, AZ 85258
Sean Dugan (11)	6,144,712	6.5%
Andrew Poirier (11)	5,198,045	5.5%

(1) Applicable percentage of ownership is based on 94,916,782 shares of common stock outstanding on January 13, 2022. Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of January 13, 2022, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of January 13, 2022, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The Company’s common stock is its only issued and outstanding class of securities eligible to vote. Unless otherwise stated, all shareholders can be reached at mailing address 2727 North 3rd Street, Suite 201 Phoenix, Arizona 85004

(2) Mr. Bowden’s beneficial ownership consists of 205,000 shares of common stock held by EBAB, LLC, which is controlled by Mr. Bowden, 250,000 of shares issuable upon exercise of vested stock options and 5,000,000 shares of commons stock, 11,400,000 shares of common stock issuable upon the exercise of warrants and 1,300,531 shares of common stock issuable upon conversion of debt and accrued interest owned by Viridis Group I9 Capital LLC aka Bowden Investment Group, an entity controlled by Mr. Bowden.

(3) Mr. Mikkelsen’s beneficial ownership includes 250,000 of shares issuable upon exercise of vested stock options.

(4) Mr. Miller’s beneficial ownership includes 377 shares of common stock and 37,500 shares issuable upon exercise of stock options owned directly by Mr. Miller and 2,126 shares of common stock owned by Windsor Westfield Management, LLC and Chickamaunga Enterprises, L.P., entities controlled by Mr. Miller.

(5) Mr. Rassas’ beneficial ownership includes 1,710,733 shares of common stock, 1,705,733 shares of which are held by Hayjour Family Limited Partnership, an entity controlled by Mr. Rassas and 357,500 shares issuable upon the exercise of vested stock options.

(6) Mr. Wolven’s beneficial ownership consists of 288,460 shares of common stock and 250,000 of shares issuable upon exercise of vested stock options.

(7) Mr. Bowden’s beneficial ownership consists of 100,000 shares of common stock, 5,000,000 shares of common stock, 11,400,000 shares of common stock issuable upon exercise of vested warrants and 1,300,531 shares of common stock issuable upon conversion of debt and accrued interest owned by Viridis Group I9 Capital LLC aka Bowden Investment Group, an entity controlled by Mr. Bowden.

(8) Mr. Weinberger’s beneficial ownership consists of 998,885 shares of common stock and 2,300,000 shares of common stock issuable upon exercise of vested warrants.

(9) Dr. Kutscher’s beneficial ownership consists of 20,906 shares of common stock.

(10) Stockbridge Enterprises LP is an Arizona limited partnership formerly controlled by Mitchell A. Saltz, Chairman and Managing Partner. To the best of the Company’s knowledge Mr. Saltz is deceased and his estate is in control of his ownership interests. Stockbridge’s ownership consists of 4,884,048 shares of common stock and 5,500,000 shares of common stock issuable upon exercise of vested warrants.

(11) Dugan and Poirier were members of BSSD. On March 20, 2018, the Company closed on an Agreement and Plan of Exchange to acquire all of the membership interests of BSSD in exchange for newly issued restricted shares of common stock which were distributed pro-rata to the BSSD members.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Director Independence

The OTC Market’s OTCQX tier, on which the Company’s Common Stock is quoted, requires that companies have a board of directors that includes at least two Independent Directors (as defined below) and have an Audit Committee a majority of whose members are Independent Directors.

The OTCQX defines the following terms:

•	“Independent Director” means a Person other than an Executive Officer or employee of the Company or any other Person having a relationship which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out their responsibilities as a director. The following persons shall not be considered independent: (A) a director who is, or at any time during the past three years was, employed by the Company; (B) a director who accepted or has a Family Member who accepted any compensation from the Company in excess of $120,000 during any fiscal year within the three years preceding the determination of independence, other than compensation for board or board committee service; compensation paid to a Family Member who is an employee (other than an executive officer) of the Company; or benefits under a tax-qualified retirement plan, or nondiscretionary compensation; or (C) A director who is the Family Member of a Person who is, or at any time during the past three years was, employed by the Company as an executive officer.

•	“Family Member” means a Person’s spouse, parents, children and siblings, whether by blood, marriage or adoption, or anyone residing in such Person’s home.

•	“Person” shall mean any individual, partnership, limited liability company, joint venture, corporation, trust, unincorporated organization, or other entity.

According to the OTCQX definition, Andrew Bowden, Douglas Bowden, Michael Weinberger, and Jeffrey Rassas are not independent directors because each is also an executive officer or a relative of an executive officer of the Company. According to the OTCQX definition, Ronald L. Miller, Jr., Lawrence Taylor and Dr. Eric Kutscher are each an independent director. All current directors are, or may become in the future, shareholders of the Company.

Related Party Transactions

Fixed Asset Purchase

On April 20, 2018, the Company entered into an agreement for the purchase of approximately 44 acres of land from an affiliate of a founding member of BSSD. The purchase price of the property is $3,000,000, payable as follows; (i) $200,000 deposited with escrow agent as an initial earnest money deposit, (ii) on or before February 1, 2019, the Company was to deposit an additional $800,000 into escrow as additional earnest money deposit and (iii) the balance of the purchase price was to be paid via a promissory note. The earnest money amounts are non-refundable. The Company negotiated an amendment to this agreement that was to spread the $800,000 payment over the course of 4 months. As of September 30, 2021 and 2020, the Company had paid $600,000, which was deposited in escrow and classified as a long-term asset on the consolidated balance sheets. Subsequent to September 30, 2021, the Company completed the acquisition of this land.

During the year-ended September 30, 2021, the Company exchanged 25,000 shares of common stock, valued at $31,250, for the purchase of certain equipment from related parties.

Convertible Notes Payable

Viridis

On March 23, 2020 the Company borrowed proceeds from Viridis I9 Capital LLC (“Viridis”), a related party in the amount of $1.1 million. All principal and interest were due on the maturity date of September 23, 2020. At September 30, 2021 the Viridis note was in default. The Viridis note remains in default as of this filing, though the parties are negotiating a long-term arrangement. The convertible Viridis note included a provision for the issuance of 5,000,000 warrants exercisable into the Company's common stock. The exercise price on the warrants is $.75 and the warrants have a term of 5 years.

Stockbridge

On March 23, 2020 the Company borrowed proceeds from Stockbridge Enterprises (“Stockbridge”), a related party in the amount of $1.1 million. All principal and interest were due on the maturity date of September 23, 2020. During the year ended September 30, 2021 the Stockbridge note was amended. See below under Notes Payable - Stockbridge. The convertible Stockbridge note included a provision for the issuance of 5,000,000 warrants exercisable into the Company's common stock. The exercise price on the warrants is $.75 and the warrants have a term of 5 years.

Notes Payable

Viridis

On September 13, 2018, the Company entered into two Loan and Revenue Participation Agreements (“Viridis AZ” and “Virids NV”) with Viridis Group I9 Capital LLC ("Viridis"), a related party, in which Viridis agreed to loan the Company up to a total of $2.7 million. In exchange for the loans, Viridis was to be repaid in the form of waterfall revenue participation schedules. Viridis was to receive 5% of the Company's gross revenues from the Arizona and Nevada operations until the loan was repaid, 2% until repaid 200% of the amount loaned, and 1% of gross revenues in perpetuity or until a change in control. The loans were originally collateralized with a Deed of Trust on the Company's Arizona and Nevada properties. In August 2019, Viridis agreed to subordinate its first priority Deed of Trust and move into a 2nd position. At that time, the loan was amended to include 6% annualized interest.

On May 1, 2020, under a troubled debt restructuring, the Company renegotiated the $2,700,000 of notes payable. As part of the restructuring, the Company issued 3,500,000 warrants exercisable into the Company's common stock. The warrants have an exercise price of $1.00 and a term of 5 years. Accrued interest in the amount of $251,219 was added to the principal balance of the notes, making the total principal $2,951,219. The notes also entitle Viridis to a gross revenue participation of the Arizona and Nevada Operations equal to 1% of the gross sales (up to $20,000 monthly each) upon the maturity of the note and for the subsequent 5 year period. The lender has granted a payment forbearance for the note and all unpaid principal and interest during this time will be added to the balloon payment at maturity.

In September 2021, the Viridis AZ and Viridis NV debt was modified to subordinate these notes to the Pelorus Notes. As part of this modification, the Company anticipates granting 2.0 million warrants to Viridis. As of the date of this Form 10-K, the terms of this subordination have not been finalized. The Viridis NV debt was repaid in full during the year ended September 30, 2021.

The Company's subsidiary, BSSD Group, LLC borrowed $269,000 from Viridis, a related party, in December 2019. This note bears annualized interest at 15%. On May 1, 2020, under a troubled debt restructuring, the Company renegotiated the $269,000 note payable. Accrued interest in the amount of $14,666 was added to the principal balance of the note, making the total principal $283,666. As part of the restructuring, the Company issued 400,000 warrants exercisable into the Company's common stock. The warrants have an exercise price of $.05 and a term of 5 years. Payments of principal and interest in the amount of $9,833 are due monthly, with a balloon payment of all outstanding principal and interest is due upon the note's maturity. The debt and warrants were recorded at their relative fair values. The resulting discount is amortized to interest expense over the term of the debt. The lender has granted a payment forbearance for the note and all unpaid principal and interest during this time will be added to the balloon payment at maturity.

On September 30, 2021, the Company borrowed $500,000 from Viridis Group I9 Capital LLC, a related party. The proceeds of the debt were used to make a payment on the outstanding unpaid payroll tax liability. The debt is collateralized by restricted common stock in the amount of twice the balance of the debt. The note includes warrants to purchase a total of 500,000 shares of the Company’s common stock for $0.60 per share, with a 5 year term. The debt and warrants were recorded at their relative fair values. The resulting discount in the amount of $284,534 is amortized to interest expense over the term of the debt. Subsequent to September 30, 2021, the lender has granted a payment forbearance for the note and all unpaid principal and interest during this time will be added to the balloon payment at maturity.

As part of the OCG transaction in March 2021, the Company assumed the debt that OCG, Inc. owed to its officers. One of these officers is a director and officer of the Company. This officer’s note has a maturity date of April 1, 2024 and an interest rate of 10% per annum. Principal and interest payments are due monthly with a balloon payment of all outstanding principal and interest due at maturity. This officer’s note had a principal balance of $509,301 and accrued interest of $3,690 at September 30, 2021.

Stockbridge

The Company entered into a note with Stockbridge Enterprises, a related party, in February 2020. The $500,000 borrowing had a term of 60 days and bore interest at 6% per year. All principal and interest were due on the maturity date of April 2020. The note included a provision for the issuance of 500,000 warrants exercisable into the Company's common stock. The warrants have an exercise price of $.05 and a term of 5 years. In February 2021, this note was amended to cure the default.

In February 2021, the Company and Stockbridge Enterprises, a related party, under a trouble debt restructuring, agreed to restructure and settle the outstanding convertible note payable and note payable. The total outstanding balance of $1,660,590 including accrued interest will be repaid under a new promissory note, calling for a down payment of $300,000 (paid at time of signing), $120,000 monthly payments for 11 months with the remaining balance of $40,590 payable on February 1, 2022. The restructured notes removed the conversion features Convertible Note Payable above. The Company and the lender are currently in negotiations on an amendment.

Lease

The Company entered into a 60 month lease with VGI Citadel LLC, a related party, to rent office space for its corporate headquarters which began in June 2019. The monthly lease payments were $6,478 for the first twelve months and include all utilities and an estimated amount for common area maintenance and real estate taxes. The monthly lease payments increase to $6,653, $6,828, $7,003, and $7,178 for years two through five, respectively. The lease does not include renewal options.

Other

During the years ended September 30, 2021 and 2020, the Company purchased cultivation supplies from a related party in the amount of $48,751 and $24,961, respectively.

Included in accounts payable at September 30, 2021 and 2020 is approximately $138,000, and $188,000, respectively in amounts due to related parties.

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

With regard to any future related party transaction, the Company plans to fully disclose any and all related party transactions in the following manner:

•	Disclosing such transactions in reports where required;

•	Disclosing in any and all filings with the SEC, where required;

•	Obtaining disinterested directors consent; and

•	Obtaining shareholder consent where required.

Review, Approval or Ratification of Transactions with Related Persons

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14. Principal Accounting Fees and Services.

Audit Committee Pre-Approval Policy

The Audit Committee has established a pre-approval policy and procedures for audit, audit-related and tax services that can be performed by the independent registered public accountant without specific authorization from the Audit Committee subject to certain restrictions. The policy sets out the specific services pre-approved by the Audit Committee and the applicable limitations, while ensuring the independence of the independent registered public accountant to audit the Company's financial statements is not impaired. The pre-approval policy does not include a delegation to management of the Audit Committee’s responsibilities under the Exchange Act. During the years ended September 30, 2021 and 2020, the Audit Committee pre-approved all audit and permissible non-audit services provided by the Company’s independent registered public accountant.

Service Fees Paid to the Independent Registered Public Accounting Firm

The Audit Committee appointed BF Borgers CPA PC (“Borgers”) as the Company’s independent registered public accounting firm as of October 31, 2021.

Borgers was engaged to perform an annual audit of the Company’s financial statements for the fiscal year ended September 30, 2021. Previously, the Audit Committee engaged Semple, Marchal & Cooper, LLP (“Semple”) to perform an annual audit of the Company’s financial statements for the fiscal year ended September 30, 2020. The following is the breakdown of aggregate fees paid to Semple for the last two fiscal years:

	Year Ended September 30,
	2021	2020
Audit Fees (1)	$278,436	$191,850
Audit Related Fees (2)	2,280	4,648
Tax Fees (3)	17,230	6,000
All Other Fees (4)	186,845	—
	$484,791	$202,498

(1) Audit fees consists of billings for professional services normally provided in connection with the statutory and regulatory filings including (i) fees associated with the audits of the Company’s consolidated financial statements and (ii) fees associated with its quarterly reviews.

(2) Audit-related fees consists of billings for professional services for the review of SEC filings or other reports containing the audited financial statements and accounting consultations on matters addressed during the audit or quarterly reviews.

(3) Tax fees consist primarily of tax related advisory and preparation services.

(4) All other fees include acquisition audits, reviews of interim financial information and related SEC filings.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) FINANCIAL STATEMENTS:

The Company’s financial statements, as indicated by the Index to Consolidated Financial Statements set forth below, begin on page F-1 of this Form 10-K, and are hereby incorporated by reference. Financial statement schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEX	F-1
Report of BF Borgers CPA PC	F-2
Report of Semple, Marchal & Cooper, LLP	F-3
Consolidated Balance Sheets as of September 30, 2021 and 2020	F-4
Consolidated Statements of Operations for the Years Ended September 30, 2021 and 2020	F-5
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended September 30, 2021 and 2020	F-6
Consolidated Statements of Cash Flows for the Years Ended September 30, 2021 and 2020	F-7
Notes to Consolidated Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Item 9 Labs Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Item 9 Labs Corp. (the "Company") as of September 30, 2021, the related statement of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue recognition — identification of contractual terms in certain customer arrangements

As described in Note 1 to the consolidated financial statements, management assesses relevant contractual terms in its customer arrangements to determine the transaction price and recognizes revenue upon transfer of control of the promised goods or services in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. Management applies judgment in determining the transaction price which is dependent on the contractual terms. In order to determine the transaction price, management may be required to estimate variable consideration when determining the amount and timing of revenue recognition.

The principal considerations for our determination that performing procedures relating to the identification of contractual terms in customer arrangements to determine the transaction price is a critical audit matter are there was significant judgment by management in identifying contractual terms due to the volume and customized nature of the Company’s customer arrangements. This in turn led to significant effort in performing our audit procedures which were designed to evaluate whether the contractual terms used in the determination of the transaction price and the timing of revenue recognition were appropriately identified and determined by management and to evaluate the reasonableness of management’s estimates.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including those related to the identification of contractual terms in customer arrangements that impact the determination of the transaction price and revenue recognition. These procedures also included, among others, (i) testing the completeness and accuracy of management’s identification of the contractual terms by examining customer arrangements on a test basis, and (ii) testing management’s process for determining the appropriate amount and timing of revenue recognition based on the contractual terms identified in the customer arrangements.

/s BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2021

Lakewood, CO

January 13, 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Item 9 Labs Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Item 9 Labs Corp. (the “Company”) and subsidiaries as of September 30, 2020, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at September 30, 2020, and the results of its operations, changes in stockholders’ equity, and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

 /s/ Semple, Marchal & Cooper, LLP

Certified Public Accountants

We have served as the Company’s auditor for 2019 and 2020.

Phoenix, Arizona

January 12, 2021

ITEM 9 LABS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$1,454,460	$84,677
Accounts receivable, net	1,448,280	352,598
Inventory	6,391,351	2,147,110
Prepaid expenses and other current assets	1,302,558	307,905
Total current assets	10,596,649	2,892,290

Property and equipment, net	10,877,848	7,208,760
Right of use asset	156,938	196,756
Deferred commissions	108,874	—
Escrow deposits	17,744,913	—
Other deposits	600,000	1,243,738
Receivable for sale of Airware assets, net	—	160,715
Notes and interest receivable, net	—	80,000
Intangible assets, net	18,659,095	7,765,114
Goodwill	58,064,816	1,116,396
Total Assets	$116,809,133	$20,663,769

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$3,759,818	$1,977,207
Accrued payroll and payroll taxes	2,678,694	1,896,808
Accrued interest	1,391,766	780,903
Accrued expenses	1,169,776	110,000
Deferred revenue, current portion	119,992	—
Notes payable, current portion	4,536,002	3,193,150
Operating lease liability, current portion	56,592	60,480
Convertible notes payable, net of discounts	1,277,394	2,270,000
Total current liabilities	14,990,034	10,288,548

Deferred revenue, net of current portion	655,851	—
Operating lease liability, net of current portion	104,406	140,336
Notes payables, net of current portion and discounts	14,957,399	2,219,636

Total liabilities	30,707,690	12,648,520

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $.0001 per share, 2,000,000,000 shares authorized; 107,074,417 and 68,336,113 shares issued and 94,774,417 and 56,036,113 shares outstanding at September 30, 2021 and 2020, respectively	10,707	6,834
Additional paid-in capital	133,414,830	44,426,737
Accumulated deficit	(33,874,094)	(22,968,322)
Treasury stock	(13,450,000)	(13,450,000)

Total Stockholders' Equity	86,101,443	8,015,249

Total Liabilities and Stockholders' Equity	$116,809,133	$20,663,769

The accompanying notes are an integral part of these consolidated financial statements.

ITEM 9 LABS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended	For the year ended
	September 30, 2021	September 30, 2020
Revenues, net	$21,937,227	$8,121,733
Cost of revenues	13,324,284	4,825,959
Gross profit	8,612,943	3,295,774

Operating expenses
Professional fees and outside services	3,241,820	1,389,183
Payroll and employee related expenses	6,649,097	4,131,948
Sales and marketing	1,170,982	265,028
Depreciation and amortization	1,085,847	907,556
Other operating expenses	1,828,954	1,477,991
Loss on impairment	—	100,000
Provision for bad debt	237,506	450,018
Total expenses	14,214,206	8,721,724

Loss from operations	(5,601,263)	(5,425,950)

Other income (expense)
Interest expense	(5,295,349)	(6,959,705)
Other income (expense)	(9,160)	14
Total other income (expense), net	(5,304,509)	(6,959,691)

Net loss, before income tax provision (benefit)	(10,905,772)	(12,385,641)

Income tax provision (benefit)	—	(85,984)

Net loss	(10,905,772)	(12,299,657)

Less: Net loss attributable to noncontrolling interest	—	(26,274)

Net loss attributable to Item 9 Labs Corp	$(10,905,772)	$(12,273,383)

Basic and diluted net loss per common share	$(0.14)	$(0.20)

Basic and diluted weighted average common shares outstanding	78,592,889	61,621,955

The accompanying notes are an integral part of these consolidated financial statements.

ITEM 9 LABS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2021 AND 2020

	Item 9 Labs Corp Equity
			Additional				Non
	Common Stock		Paid-in	Treasury Stock		Accumulated	Controlling
	Shares	Amount	Capital	Shares	Amount	(Deficit)	Interest	Total
Balance at September 30, 2019	63,643,005	$6,365	$18,148,962	—	$—	$(10,694,939)	$(123,942)	$7,336,446

Treasury stock acquired in settlement agreement	—	—	3,450,000	(2,300,000)	(3,450,000)	—	—	—
Stock to be issued for acquisition	3,250,000	325	3,509,675	—	—	—	—	3,510,000
Treasury stock returned by founders	—	—	10,000,000	(10,000,000)	(10,000,000)	—	—	—
Warrants issued	—	—	5,088,451	—	—	—	—	5,088,451
Beneficial conversion features	—	—	2,562,099	—	—	—	—	2,562,099
Issuance of shares for services	1,443,108	144	1,483,135	—	—	—	—	1,483,279
Non-controlling interest dissolution from acquisition	—	—	(150,216)	—	—	—	150,216	—
Stock based compensation	—	—	334,631	—	—	—	—	334,631
Net loss	—	—	—	—	—	(12,273,383)	(26,274)	(12,299,657)
Balance at September 30, 2020	68,336,113	6,834	44,426,737	(12,300,000)	(13,450,000)	(22,968,322)	—	8,015,249

Stock issued for cash, net	15,646,643	1,564	11,981,564	—	—	—	—	11,983,128
Stock issued for acquisition	19,080,000	1,908	61,897,434	—	—	—	—	61,899,342
Warrants and options issued for acquisition	—	—	906,572	—	—	—	—	906,572
Stock to be issued for automatic debt conversion	1,419,989	142	1,419,847	—	—	—	—	1,419,989
Stock to be issued with debt	92,365	9	107,480	—	—	—	—	107,489
Warrants issued with debt	—	—	6,756,824	—	—	—	—	6,756,824
Beneficial conversion features	—	—	737,124	—	—	—	—	737,124
Gain on troubled debt restructuring	—	—	304,714	—	—	—	—	304,714
Issuance of shares for services	1,461,099	146	3,130,220	—	—	—	—	3,130,366
Stock based compensation	—	—	1,715,424	—	—	—	—	1,715,424
Stock issued on conversion of warrants and options	1,038,208	104	30,890	—	—	—	—	30,994
Net loss	—	—	—	—	—	(10,905,772)	—	(10,905,772)
Balance at September 30, 2021	107,074,417	$10,707	$133,414,830	(12,300,000)	$(13,450,000)	$(33,874,094)	$—	$86,101,443

The accompanying notes are an integral part of these consolidated financial statements.

ITEM 9 LABS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended	For the year ended
	September 30, 2021	September 30, 2020
Operating Activities:
Net loss	$(10,905,772)	$(12,299,657)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	214,828	128,814
Amortization of intangible assets	1,006,019	778,742
Amortization of right of use asset	39,818	71,602
Amortization of debt discount	3,891,260	4,802,716
Common stock issued for services	689,247	1,395,279
Stock based compensation expense	1,715,424	334,631
Provision for bad debt	237,506	450,018
Impairment of investments	—	100,000
Changes in operating assets and liabilities:
Accounts receivable	(1,085,400)	3,410
Inventory	(4,244,241)	(210,576)
Prepaid expenses and other current assets	(69,206)	(293,496)
Accounts payable	676,453	900,661
Accrued payroll	599,244	51,005
Accrued interest	703,885	1,371,606
Accrued expenses	417,834	1,428,847
Deferred revenue	163,338	—
Operating lease liability	(39,818)	(67,542)
Accrued income tax	—	(87,476)
Net Cash Used in Operating Activities	(5,989,581)	(1,141,416)

Investing Activities:
Deposit on acquisition	(1,775,348)	—
Cash paid for acquisition	—	(555,738)
Purchases of property, equipment and construction in progress	(2,242,217)	(167,152)
Cash received from sale of Airware assets	5,000	55,000
Cash received from note receivable	—	20,000
Cash acquired in merger	94,596	—
Capitalized license fees	—	(238,964)
Net Cash Used in Investing Activities	(3,917,969)	(886,854)

Financing Activities:
Proceeds from the sale of common stock	13,299,808	—
Costs for sale of common stock	(50,000)	—
Proceeds from exercise of stock options	30,994	—
Proceeds from the issuance of debt	2,580,000	2,119,000
Payment of debt	(4,583,469)	(580,996)
Net Cash Provided by Financing Activities	11,277,333	1,538,004

Net Increase (Decrease) in Cash	1,369,783	(490,266)

Cash and cash equivalents- Beginning of Period	84,677	574,943

Cash and cash equivalents - End of Period	$1,454,460	$84,677

Supplemental disclosure of cash flow information:
Interest paid in cash	$700,204	$445,966
Income taxes paid in cash	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Stock issued (or to be issued) for acquisitions	$—	$3,510,000
Stock and warrants issued for debt, accrued interest and related fees	$6,864,313	$5,088,451
Non-controlling interest	$—	$123,972
Debt issued in license purchase	$—	$1,500,000
Contributions of treasury stock	$—	$13,450,000
Fixed assets purchased with debt	$314,530	$—
Transfer of accrued interest to debt	$416,507	$1,265,885
Debt proceeds used to repay existing debt	$1,760,777	$2,000,000
Stock, warrants and options issued in OCG acquistion	$62,805,914	$88,000
Related party debt assumed in OCG acquisition	$1,186,658	$—
Operating lease right of use asset and liability	$—	$268,358
Beneficial conversion feature on convertible debt	$737,124	$2,562,099
Stock issued for sale of common stock expenses	$1,266,680	$—
Stock issued for services (1)	$1,619,200	$—
Stock issued for purchase of property, equipment and construction in progress	$244,486	$—
Stock issued for conversion of debt	$1,419,989	$—
Accrued debt discount fees	$265,000	$—
Debt proceeds used to fund escrow deposits and pay debt issuance costs (2)	$17,744,913	$—
Accrued liabilities capitalized in construction in progress	$1,041,134	$—
Gain on troubled debt restructuring	$304,714	$—

(1)	$929,953 was recorded as an adjustment to prepaid expenses and other current assets on the statement of cash flows
(2)	The debt proceeds went directly to the escrow deposit accounts

The accompanying notes are an integral part of these consolidated financial statements.

ITEM 9 LABS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Business and Summary of Significant Accounting Policies

Description of Business

Item 9 Labs Corp. ("Item 9 Labs" or, including its subsidiaries, the "Company"), formerly Airware Labs Corp., is a Delaware corporation. The Company was incorporated under the laws of the State of Delaware on June 15, 2010 as Crown Dynamics Corp.

Item 9 Labs Corp. is a holding company, investing in cannabis and cannabis-related businesses. Its subsidiaries currently compete in two different market segments: (1) producing cannabis and cannabis-derived products and technologies through its Item 9 Labs brand (“Cultivation”), which is currently distributed throughout the State of Arizona in licensed medical and adult-use dispensaries; and (2) sell medical and adult-use cannabis dispensary franchises under its franchise brand “Unity Rd.” (“Franchising”).

In March 2021, the Company closed on the acquisition of OCG, Inc, dba Unity Rd, a dispensary franchisor. The transaction was structured as a reverse triangular merger, with the effect of OCG, Inc. becoming a wholly owned subsidiary of the Company. Unity Rd has agreements with more than twenty (20) entrepreneurial groups to open more than thirty-five (35) Unity Rd retail dispensary locations in fourteen (14) states. The majority of the locations are in the licensing process. Unity Rd will be the vehicle to bring Item 9 Labs products across the United States and internationally, while keeping dispensaries locally owned and operated, empowering entrepreneurs to operate their business and contribute to their local communities. As the Unity Rd dispensaries achieve sufficient market penetration, Item 9 Labs aims to offer its products in those locations to expand the distribution footprint of its premium product offerings.

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

Principles of Consolidation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of the Company, and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

Item 9 Labs consolidates a variable interest entity (“VIE”) in which the Company is deemed to be the primary beneficiary.  An entity is generally a VIE if it meets any of the following criteria: (i) the entity has insufficient equity to finance its activities without additional subordinated financial support from other parties, (ii) the equity investors cannot make significant decisions about the entity’s operations or (iii) the voting rights of some investors are not proportional to their obligations to absorb the expected losses of the entity or receive the expected returns of the entity and substantially all of the entity’s activities involve or are conducted on behalf of the investor with disproportionately few voting rights. The Company periodically makes judgments in determining whether its investees are VIEs and, for each reporting period, the Company assesses whether it is the primary beneficiary of its VIE. As of September 30, 2019, the Company was deemed the primary beneficiary of Strive Management, LLC. The interests in Strive Management, LLC held by non-controlling members have been presented on the statement of operations as non-controlling interest. During fiscal year 2020, the Company purchased the remaining non-controlling member interest and at September 30, 2021 and 2020, Strive Management, LLC was consolidated as a wholly-owned subsidiary. See Note 4.

Certain prior period balances have been reclassified in the accompanying consolidated financial statements to conform to the current year presentation. These reclassifications had no effect on the prior year's net loss or accumulated deficit.

Accounting Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. Significant estimates of the Company include but are not limited to accounting for depreciation and amortization, current and deferred income taxes, inventory, accruals and contingencies, carrying value of goodwill and intangible assets, collectability of notes receivable, the fair value of common stock and the estimated fair value of stock options and warrants, and the estimated fair value of the consideration paid and the fair value of assets purchased and liabilities assumed in the acquisition of OCG, Inc. (See Note 4). Due to the uncertainties in the formation of accounting estimates, and the significance of these items, it is reasonably possible that these estimates could be materially changed in the near term.

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

Accounts Receivable

Accounts receivable are reported at the amount management expects to collect from outstanding balances. Outstanding accounts receivable balances are due in 30 days or less from the time of delivery. Differences between the amount due and the amount management expects to collect are recognized in the results of operations in the year in which those differences are determined. Accounts receivable are written off when all reasonable collection efforts have been taken. At September 30, 2021 and 2020, the Company has reserved $0 and $81,018, respectively, of specific accounts deemed uncollectible. Accounts receivable are pledged as collateral for debt, bear no interest, and are unsecured.

Inventory

Inventory is stated at the lower of cost or net realizable value with cost being determined on the first in first out method. Inventory consists of the costs directly related to the production and cultivation of cannabis crops, cannabis oils, and cannabis concentrate products. Inventory is relieved to cost of revenues as products are delivered to dispensaries. Inventory consists primarily of labor, utilities, costs of raw materials, packaging, nutrients and overhead.

The Company routinely evaluates the carrying value of inventory for slow moving and potentially obsolete inventory and, when appropriate, will record an adjustment to reduce inventory to its estimated net realizable value. There were no inventory reserves recorded at September 30, 2021 and 2020.

Deferred Commissions

The Company pays sales commissions upon the execution of the franchise and consulting agreements and collection of amounts due. These commissions are capitalized on the balance sheet and recognized as expense in the statement of operations as the revenue associated with each franchise or consulting agreement is recognized. Deferred commission expense had a balance of $122,082 and $0 at September 30, 2021 and 2020, respectively, and is included in prepaid expenses and other current assets on the consolidated balance sheets. Commission expense recognized during the years ended September 30, 2021 and 2020 that was included in deferred commission expense at September 30, 2020 and 2019 was $1,288 and $0, respectively.

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

The estimated useful lives of property and equipment are:

Cultivation and manufacturing equipment	3 to 5 years
Computer equipment and software	3 years
Buildings and improvements	20 to 30 years

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

Impairment of Long-Lived Assets

We analyze long-lived assets, including property and equipment and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. We review the amortization method and estimated period of useful life at least at annually at the balance sheet date. We record the effects of any revision to operations when the change arises. We recognize impairment when the estimated undiscounted cash flow generated by those assets is less than the carrying amount of such assets. The amount of impairment is the excess of the carrying amount over the fair value of such assets, which is generally calculated using discounted cash flows.

Intangible Assets Subject to Amortization

Intangible assets include trade names and trademarks, customer relationships, a website, franchise and consulting agreements, a noncompete agreement and other intellectual property obtained through business acquisitions. Intangible assets acquired in a business combination are recognized at fair value using generally accepted valuation methods deemed appropriate for the type of intangible asset acquired. Intangible assets with finite lives are amortized over their estimated useful life and reported net of accumulated amortization, separately from goodwill. Amortization is calculated on the straight-line basis using the following estimated useful lives:

Tradenames and trademarks	10 years
Customer relationships	2 years
Noncompete agreement	4 months
Websites and other intellectual property	5 years
Franchise and consulting agreements	10 years

Generally, the Company utilizes the relief from royalty method to value tradenames and trademarks, the multi-period excess earnings method for valuing franchise and consulting agreements, the with or without method for valuing the customer relationships, and the discounted cash flow method for valuing the website and other intellectual property.

Goodwill and Intangible Assets Not Subject to Amortization

Goodwill represents the excess of the purchase price paid for the acquisition of a business over the fair value of the net tangible and intangible assets acquired. Indefinite life intangible assets represent licenses purchased for cultivation, processing and distribution of cannabis. Goodwill and indefinite life intangibles are not subject to amortization, however, annually, or whenever there is an indication that goodwill or the indefinite life intangible assets may be impaired, we evaluate qualitative factors to determine whether it is more likely than not that the fair value of the goodwill or indefinite life intangible assets is less than its carrying amount. Our test of goodwill and indefinite life intangible assets includes assessing qualitative factors and the use of judgment in evaluating economic conditions, industry and market conditions, cost factors, and entity-specific events, as well as overall financial performance. Upon the determination of a likely impairment, management assesses the recorded goodwill or indefinite life intangibles balance with the fair value of the reporting unit or assets acquired.

Licenses

Cannabis licenses vary in term for each jurisdiction. The Company capitalizes all costs associated with the acquisition of cannabis licenses in the year the license is obtained. Subsequent measurement is determined by the length of the term of the license. The Company acquired licenses during the year ended September 30, 2020 that have indefinite useful lives. Costs associated with maintaining licenses (annual fees) are expensed as incurred. The anticipated maintenance fees are not expected to be material to the consolidated financial statements. Licenses are included on the balance sheet under the heading Intangible assets, net at September 30, 2021 and 2020.

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

In assessing realizable deferred tax assets, management assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not more likely than not or there is insufficient operating history, a valuation allowance is established. The Company adjusts the valuation allowance in the period management determines it is more not more likely than not that net deferred tax assets will be realized. After review of the deferred tax asset and valuation allowance in accordance with ASC 740, management determined that it is not more likely than not that the Company will realize its net deferred tax assets and the net deferred tax assets were fully reserved at September 30, 2021 and 2020.

The Company is generally subject to tax audits for its United States federal and state income tax returns for approximately the last four years, however, earlier years may be subject to audit under certain circumstances. Tax audits by their very nature are often complex and can require several years to complete.

Revenue Recognition

Cultivation revenue

The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASC 606 defines a five-step process to achieve this core principle, including identifying the contract with the customer, identifying the performance obligations in the contract, determining the transaction price, including estimating the amount of variable consideration to include in the transaction price, allocating the transaction price to each separate performance obligation and recognizing revenue when (or as) the performance obligation is satisfied.

Substantially all of the Company's revenue is associated with a customer contract that represents an obligation to provide cannabis products that are delivered at a single point in time.  Any costs incurred prior to the period in which the products are delivered are recorded to inventory and recognized as cost of revenues in the period in which the performance obligation is completed. For the years ended September 30, 2021 and 2020, substantially all of the Company's revenue was generated from performance obligations completed in the state of Arizona.

The Company recognizes revenue once the products are delivered. Revenue is considered earned upon successful delivery of the product to the dispensary as the Company has no further performance obligations at this point in time and collection is reasonably assured. Under the performance contract in effect prior to January 1, 2020, the Company acted as an agent for the dispensary, did not own the cannabis products, could not exchange the cannabis products, prepared invoices for the dispensary and all employees that were in contact with cannabis products were agents of the dispensary with which we had our contract. Given these facts and circumstances, it was the Company's policy to record the revenue related to the contract net of the amount retained by the dispensary. Per the dispensary contract, the Company was paid 85% of the wholesale market price of the cannabis products delivered for the three months ended December 31, 2019. The contract was amended in December 2019 and beginning in January 2020, the Company was paid 100% of the wholesale market price of the cannabis products delivered. The contract called for monthly payments in the amount of $80,000 for the three months ending March 31, 2020. Beginning April 1, 2020, the Company entered into a three-year agreement with another dispensary, which calls for monthly payments of $40,000. Prior to January 1, 2020, the Company recorded revenues at the amount it expected to collect, 85% of the total wholesale sales. Since January 1, 2020, the Company records revenue at the amount it expects to collect, 100% of the wholesale sales. The fees paid for operating under the contract are expensed to cost of revenues.

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

Franchising revenue

Through OCG, Inc., the Company enters into franchise agreements and consulting agreements. The franchise agreement allows the franchisee to, among other things, establish a franchised outlet under the Company’s Unity Rd. brand. Under the consulting agreements, the Company assists customers with applying for and being awarded a retail cannabis license through the state license application process. The initial franchise fee and the consulting fee are due upon execution of the related agreement. These payments are deferred on the consolidated balance sheet and is recognized into revenue on the statement of operations when (or as) the performance obligations included in the agreements are satisfied. Deferred revenue had a balance of $775,843 and $0 at September 30, 2021 and 2020, respectively, and is included in deferred revenue on the consolidated balance sheets. Revenue recognized during the years ended September 30, 2021 and 2020 that was included in deferred revenue at September 30, 2020 and 2019 was $11,662 and $0, respectively.

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, consisting of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximates fair value due to their short term to maturity (level 3 inputs).  The Company's receivable resulting from the sale of Airware, notes receivable and notes payable approximate fair value based on borrowing rates currently available on notes with similar terms and maturities (level 3 inputs).

Fair Value Measurement

The fair value measurement guidance clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in the valuation of an asset or liability. It establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under the fair value measurement guidance are described below:

Level 1 -	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;
Level 2 -	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; or
Level 3 -	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

Advertising

Advertising costs are expensed as incurred.

Net Loss Per Share

Basic net loss per share does not include dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the losses of an entity. Dilutive securities are not included in the weighted average number of shares when inclusion would be anti-dilutive. The following table summarizes the securities outstanding at September 30, 2021 and 2020 that were excluded from the diluted net loss per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss.

	2021	2020
Potentially dilutive common share equivalents
Options	5,217,315	3,211,709
Warrants	46,095,000	16,500,000
Convertible notes	1,630,724	2,312,710
Potentially dilutive shares outstanding	52,943,039	22,024,419

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

Assumptions used to estimate compensation expense are determined as follows:

•	Expected term is generally determined using the average of the contractual term and vesting period of the award.
•	Expected volatility is measured using the historical daily changes in the market price of the Company's common stock over a period consistent with the expected term or, if earlier, since March 20, 2018, the day of the merger between BSSD Group LLC ("BSSD") and Airware Labs Corp. We do not have an extensive history as a public company and the expected volatility is a significant input into the Black-Scholes option pricing model.
•	Risk-free interest rate is equivalent to the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards.

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

Warrants, Conversion Options and Debt Discounts

The Company analyzes warrants issued with debt to determine if the warrants are required to be bifurcated and accounted for at fair value at each reporting period. When bifurcation is not required, the Company records a debt discount, based on the relative fair values of the warrants and the debt, with a corresponding charge to equity unless the terms of the warrant require it to be classified as a liability. The warrants and corresponding note discounts are valued using the Black-Scholes option-pricing model. This model uses estimates of volatility, risk free interest rate and the expected term of the warrants, along with the current market price of the Company's stock, to estimate the value of the outstanding warrants. The Company estimates the expected term using an average of the contractual term and vesting period of the award. The expected volatility is measured using the average historical daily changes in the market price of the Company's common stock over the expected term of the award or, if earlier, since March 20, 2018, the day of the merger between BSSD Group LLC ("BSSD") and Airware Labs Corp, and the risk-free interest rate is equivalent to the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards.

The Company also analyzes conversion options embedded with debt to determine if the conversion options are required to be bifurcated and accounted for at fair value at each reporting period or to determine if there is a beneficial conversion feature. At September 30, 2021 and 2020, none of the conversion options embedded in the Company’s debt was required to be bifurcated.

Segment Reporting

The Company defines operating segments as components about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances. The Company allocates its resources and assesses the performance of its sales activities based on the sales and services performed by its subsidiaries. For the year ended September 30, 2021, the Company has identified two segments: the cultivation, production and sale of cannabis and cannabis derived products and technologies (“Cultivation”) and the sales of Unity Rd. franchises to dispensaries (“Franchising”).

Business Combination

The Company allocates the purchase price of an acquired business to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date. Any excess of the purchase price over the fair value of the net assets acquired is recorded as goodwill. The purchase price allocation process requires management to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets. Direct transaction costs associated with the business combination are expensed as incurred. The allocation of the consideration transferred in certain cases may be subject to revision based on the final determination of fair values during the measurement period, which may be up to one year from the acquisition date. The Company includes the results of operations of the business that it has acquired in its consolidated results prospectively from the date of acquisition.

If the business combination is achieved in stages, the acquisition date carrying value of the acquirer’s previously held equity interest in the acquiree is re-measured to fair value at the acquisition date; any gains or losses arising from such re-measurement are recognized in profit or loss.

Recently Issued Accounting Pronouncements

Pending Adoption

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), which provides guidance on measuring credit losses on financial instruments. The amended guidance replaces current incurred loss impairment methodology of recognizing credit losses when a loss is probable with a methodology that reflects expected credit losses and requires a broader range of reasonable and supportable information to assess credit loss estimates. ASU 2016-13 is effective for the Company on October 1, 2023, with early adoption permitted on October 1, 2019. We are assessing the provisions of this amended guidance; however, the adoption of the standard is not expected to have a material effect on our consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). This standard eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. For public business entities, it is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years using the fully retrospective or modified retrospective method. Early adoption is permitted but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We are currently evaluating the impact of adoption of this standard on the Company’s consolidated financial statements and disclosures.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This standard requires contract assets and contract liabilities acquired in a business combination to be recognized in accordance with Topic 606 as if the acquirer had originated the contracts. For public business entities, it ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those years and early adoption is permitted. We are currently evaluating the impact of adoptions of this standard on the Company’s consolidated financial statements and disclosures.

There have been no other recent accounting pronouncements or changes in accounting pronouncements that have been issued but not yet adopted that are of significance, or potential significance, to us.

Note 2 - Going Concern

The accompanying consolidated financial statements have been prepared in conformity with US GAAP, which contemplates continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and has incurred net losses since its inception. These losses, with the associated substantial accumulated deficit, are a direct result of the Company's planned ramp up period as it is pursuing market acceptance and geographic expansion. In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheets is dependent upon continued operations of the Company which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations. The Company operates in a new, developing industry with a variety of competitors. These factors raise substantial doubt about the Company's ability to continue as a going concern.

In order to continue as a going concern, the Company will need to generate additional revenue and obtain additional capital to fund its operating losses and service its debt. Management's plans in regard to these matters are described as follows:

Sales and Marketing. Historically, the Company has generated the majority of its revenues by providing the products it produces to dispensaries throughout the state of Arizona. The Company's revenues have increased significantly since its inception in May 2017. Management will continue its plans to increase revenues in the Arizona market by providing superior products. Additionally, as capital resources become available, the Company plans to expand into additional markets outside of Arizona, with construction of a cultivation and processing facility nearing completion in Nevada. The Company believes that it will continue reducing the overall costs of revenues and costs of revenues will increase at a lower rate than revenues in future periods, which will lead to increased profit margins.

Financing. To date, the Company has financed its operations primarily with loans from shareholders, private placement financings and sales revenue. Management believes that with continued production efficiencies, production growth, and continued marketing efforts, sales revenue will continue to grow, thus enabling the Company to reverse its negative cash flow from operations and raise additional capital as needed. However, there is no assurance that the Company's overall efforts will be successful.

If the Company is unable to generate additional sales growth in the near term and raise additional capital, there is a risk that the Company could default on its obligations, and could be required to discontinue or significantly reduce the scope of its operations if no other means of financing operations are available. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Inventory

Inventory consisted of the following at September 30, 2021 and 2020.

	September 30,
	2021	2020
Raw materials and work in process	$4,291,095	$1,685,534
Finished goods	1,052,375	317,558
Packaging and other	1,047,881	144,018
	$6,391,351	$2,147,110

Note 4 - Acquisitions

Strive Management, LLC

In February 2020, the Company executed an agreement with the other members of Strive Management, LLC to purchase the remaining 80% of Strive Management, LLC ("Strive"), as well as the Nevada licenses its members held in another entity. The Company agreed to pay $500,000 in cash, $1,000,000 in an unsecured note payable, 3,250,000 shares of the Company's restricted common stock, valued at $1.08 which was the trading price on the day of the acquisition, and issue 2,000,000 warrants, valued at $1,610,100 using the Black-Scholes option-pricing model, exercisable into the Company's common stock. The warrants were issued upon the earlier of September 30, 2020 or three months following the date on which each provisional certificate becomes a final certificate, which has not yet occurred. The warrants have a three-year term, exercise price of $1.13 and include down round provisions. In addition, a volatility of 186% and a discount rate of 2.97% were used in the Black-Scholes option-pricing model. In order to close the transaction, the Company borrowed $500,000 from Stockbridge Enterprises, a related party (See Note 9). Though the Company acquired the remaining portion of Strive, Strive was not considered a business under ASC 805, Business Combinations, as it did not have a substantive process. As such, the Company has recorded the transaction as an asset acquisition. As of September 30, 2021 and 2020, $6,703,981 has been recorded to licenses relating to the transaction, determined as follows.

Cash	$500,000
Debt	1,000,000
Common stock	3,510,000
Warrants	1,610,100
Direct cost of the acquisition	238,916
6,859,016
Less: amount allocated to imputed interest on the debt	(155,035)
$6,703,981

OCG Inc. (Unity Rd)

On December 13, 2020, the Company and I9 Acquisition Sub Inc. ("Merger Sub"), entered into an Agreement and Plan of Merger (the "Agreement") with OCG Inc., a Colorado corporation ("Target"), pursuant to which the Merger Sub was merged with and into the Target in a reverse triangular merger with the Target continuing as the surviving entity as a wholly-owned subsidiary of the Company ("Merger"). On the terms and subject to the conditions set forth in the Agreement, upon the completion of the Merger, the Target Shareholders became stockholders of the Company through the receipt of an aggregate of 19,080,000 restricted shares of the common stock of the Company, of which 6,868,800 shares will be held in escrow for 12-18 months. As the initial merger agreement was agreed upon in February 2020, the Company agreed to fund a line of credit to assist in funding the operations of OCG Inc. during the process. The payments made on behalf of OCG, Inc. were reported as deposits in the amount of $643,738 as of September 30, 2020. As of September 30, 2021, the amount is reported as an internal balance and has been eliminated in consolidation for financial reporting purposes. The Agreement dated December 13, 2020 superseded and replaced all prior agreements between the parties, including that certain merger agreement dated February 27, 2020.  The transaction closed on March 19, 2021, which has been determined to be the acquisition date.

Management retained a third-party valuation specialist to review the value of the transaction as well as the purchase price allocation. The valuations and allocations are significant estimates. The fair value of the consideration paid, as set forth in the table below, is based on a third-party valuation.

	Shares	Price	Value
Stock issued	14,500,800	$3.49	$50,607,792
Escrow stock	1,992,559	2.27	4,521,017
Escrow stock	2,586,641	2.62	6,770,533
	19,080,000		61,899,342

Warrants issued	23,560,000	0.01	285,465
Stock option expense - pre-acquisition allocation			621,107
			$62,805,914

The value of the stock issued is based on the market price of the Company’s stock as of March 19, 2021. The value of the escrow stock is based on the market price of the Company’s stock as of March 19, 2021 and has been discounted for a lack of marketability. The warrants issued are exercisable at $3.00 per share and expire on June 30, 2024. Further, at any time after the issuance date, the closing trading price of the Company’s common stock on its then principal trading market is greater than $5.00 per common stock share for a period of 10 consecutive trading days, and has five days of trading volume in a 10 trading day period of 50,000 shares, and the shares underlying the exercised warrants are registered, then the Company may give notice that the expiration date shall be the 30th day after the date on which such notice is deemed to have been given by the Company. The value of the warrants issued was determined using Monte Carlo simulation and Geometric Brownian motion to simulate the Company’s stock price on a daily basis in order to isolate occurrences where the 10 day price hit above the $5.00 threshold that triggers exercise at $3.00. Also, the probability of meeting the 5/10 trading day condition if on a major exchange of 74.3% and the probability of trading on a major exchange before June 2024 of 1% to 10% were used in estimating the warrant value. The range of value for the warrants was $285,465 to $2,854,649. The Company used the lower end of the range in determining the value of consideration paid. As part of the consideration transferred, 285,883 of stock options were issued to employees that were retained by the Company subsequent to the acquisition. These options were valued using the Black-Scholes option-pricing model and resulted in an estimated value of $934,940. Of this value, $621,107 was allocated to the acquisition price. The remaining $313,833 was allocated to future services to be rendered by the employees and recorded as compensation expense subsequent to the acquisition. See Note 13.

The following table summarizes the allocation of the estimated purchase price to the estimated fair values of the assets acquired and the liabilities assumed as of the transaction date:

Tangible assets acquired

Cash	$94,596
Other current assets	116,441
Fixed assets	41,549
Total tangible assets	252,586

Assumed liabilities

Accounts payable	1,106,158
Other current liabilities	3,389,771
Officer and shareholder loans	1,186,658
Unearned franchise fee revenue	612,505
Total assumed liabilities	6,295,092

Net liabilities assumed	(6,042,506)
Intangible assets	11,900,000
Goodwill (a)(b)	56,948,420

Consideration paid	$62,805,914

(a)	The excess purchase price over the tangible and intangible assets acquired and liabilities assumed is allocated to goodwill. Goodwill may not be deductible for tax purposes.
(b)

Goodwill resulting from the acquisition represents expected synergies from the merger of operations and intangible assets that do not qualify for separate recognition. With the addition of a retail dispensary franchise business, it brings the full vertical to the Company (cultivation, processing, distribution and retail), providing a built in premium supply chain to distribute the products that the Company produces while maintaining a mode of growth which may be less dependent on outside capital for expansion.

The Company has recognized $61,512 and $2,396,777 of revenue and net loss, respectively, in the consolidated statement of operations for the year ended September 30, 2021 as a result of the acquisition of OCG, Inc. effective March 19, 2021.

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

	Years ended September 30,
	2021	2020
	(unaudited)	(unaudited)
Revenue	$22,008,849	$8,121,733
Net loss	$(21,474,891)	$(20,181,200)

Basic and diluted net loss per common share	$(0.25)	$(0.25)
Basic and diluted weighted average common shares outstanding	87,479,464	80,701,955

Note 5 – Goodwill and Intangible Assets

Goodwill and identifiable intangible assets, including licenses, consist of the following as of September 30, 2021 and 2020:

	Gross Carrying	Accumulated	Accumulated
	Amount	Amortization	Impairment	Net
September 30, 2021
Finite lived intangible assets:
Trade names and trademarks	$8,570,848	$497,356	$—	$8,073,492
Customer relationships	290,000	290,000	—	—
Websites and other intellectual property	2,470,000	946,488	955,223	568,289
Franchise and consulting agreements	3,970,000	656,667	—	3,313,333
Total finite lived intangible assets	15,300,848	2,390,511	955,223	11,955,114
Indefinite lived intangible assets:
Licenses	6,703,981	—	—	6,703,981
Total intangible assets	$22,004,829	$2,390,511	$955,223	$18,659,095

	Gross Carrying	Accumulated	Accumulated
	Amount	Amortization	Impairment	Net
September 30, 2020
Finite lived intangible assets:
Trade names and trademarks	$170,848	$21,000	$—	$149,848
Customer relationships	290,000	253,750	—	36,250
Websites and other intellectual property	2,470,000	639,742	955,223	875,035
Franchise and consulting agreements	470,000	470,000	—	—
Total finite lived intangible assets	3,400,848	1,384,492	955,223	1,061,133
Indefinite lived intangible assets:
Licenses	6,703,981	—	—	6,703,981
Total intangible assets	$10,104,829	$1,384,492	$955,223	$7,765,114

	Gross	Gross Carrying
	Carrying	Amount
	Amount	Goodwill
	Goodwill	Impairment
Changes in goodwill and indefinite lived intangibles:
Balance at September 30, 2020	$5,920,000	$4,803,604
Additional goodwill related to OCG, Inc. acquisition	56,948,420	—
Balance at September 30, 2021	$62,868,420	$4,803,604

Future amortization is as follows for each of the next five years and thereafter:

	Weighted Average
	Remaining
	Amortization
	Period (Years)	2022	2023	2024	2025	2026	Thereafter	Total
Trade names and trademarks	9.4	$465,084	$465,084	$465,084	$465,084	$465,084	$5,748,072	$8,073,492
Websites and other intellectual property	2.2	263,980	263,980	40,329	—	—	—	568,289
Franchise and consulting agreements	9.5	186,667	186,667	186,667	186,667	186,667	2,379,998	3,313,333

Total	9.1	$915,731	$915,731	$692,080	$651,751	$651,751	$8,128,070	$11,955,114

Amortization expense related to finite lived intangible assets was $1,006,019 and $778,742 for the years ended September 30, 2021 and 2020, respectively.

Note 6 - Property and Equipment, Net

The following represents a summary of our property and equipment as of September 30, 2021 and 2020:

	September 30,
	2021	2020
Cultivation and manufacturing equipment	$506,271	$169,069
Computer equipment and software	266,427	—
Buildings and improvements	2,785,781	2,713,196
	3,558,479	2,882,265
Accumulated Depreciation	(479,320)	(266,297)
	3,079,159	2,615,968
Land	380,584	380,584
Construction on progress	7,418,105	4,212,208
Property and Equipment, Net	$10,877,848	$7,208,760

Construction in progress relates to multiple capital projects ongoing during the years ended September 30, 2021 and 2020, including the construction of the Nevada facility, expansion of the Arizona facility and implementation of an ERP system. Construction in progress also includes interest and fees on debt that is directly related to the financing of the Company’s capital projects.

Depreciation expense for the years ended September 30, 2021 and 2020 was $214,828 and $128,814, respectively.

Note 7 - Sale of Airware Assets and Investment in Health Defense LLC

On May 3, 2018, the Company entered into an intellectual property sales agreement with Health Defense LLC. Pursuant to the terms of the agreement, the Company sold all of the assets related to the former business of the Company, nasal dilator sales.

In consideration for entering into the agreement, the Company was to receive: (i) $300,000 in cash at execution, (ii) $700,000 in cash within one year of execution and (iii) an additional $300,000 by December 31, 2019. The Company has recorded a reserve on the receivable of $757,145 and $596,430 as of September 30, 2021 and 2020, respectively, due to the uncertainty of collection.

As additional consideration, the Company was given a 10% ownership interest in Health Defense LLC. This ownership was initially valued at $100,000. During the year ended September 30, 2020, the Company determined the fair value of the investment to be lower than the carrying value and recorded an impairment charge of $100,000.

Note 8 - Notes Receivable

On May 11, 2018, the Company entered into a Promissory Note Agreement with a borrower in the principal amount of $150,000. This was a one year note with 20% non-compounded annual interest payable at maturity. It is convertible at the discretion of the Company into a unit offering of the borrower at a 15% discount. The note is personally guaranteed by the borrowers. This note is in default and is on non-accrual status. The Company has recorded a reserve of $150,000 and $80,000 on this note at September 30, 2021 and 2020, respectively.

On May 15, 2018, the Company entered into a Promissory Note Agreement with a borrower in the principal amount of $60,000. This was a one year note with 15% non-compounded annual interest payable at maturity. It is convertible at the discretion of the Company into an interest in a strategic partnership of ownership and operations of a certain dispensary license. The note is personally guaranteed by the borrower. This note is in default and is on non-accrual status. At September 30, 2021 and 2020, the principal and interest totaling $69,000 has been fully reserved.

Note 9 - Debt

Convertible Notes Payable

			Annual	Balance at	Balance at
	Effective Date	Maturity Date	Interest Rate	September 30, 2021	September 30, 2020	Conversion Price
C-1	3/23/2020	9/23/2020	12%	$—	$1,100,000	$1.00
C-2	3/23/2020	9/23/2020	12%	1,100,000	1,100,000	1.00
C-3	8/15/2011	8/15/2012	8%	20,000	20,000	0.50
C-4	6/22/2020	3/25/2021	24%	—	50,000	1.00
C-5	3/19/2021	9/19/2021	10%	80,000	—	2.50
C-7	9/29/2021	9/29/2022	10%	250,000	—	1.67
C-8	9/29/2021	9/29/2022	10%	500,000	—	1.67
				1,950,000	2,270,000
		Less: unamortized discounts		(672,606)	—
				$1,277,394	$2,270,000

(C-1, C-2) Convertible Viridis and Stockbridge Notes

On March 23, 2020 the Company borrowed proceeds from two related parties, Stockbridge Enterprises (“Stockbridge”) and Viridis I9 Capital LLC (“Viridis”), in the amount of $1.1 million each. All principal and interest were due on the maturity date. During the year ended September 30, 2021, the Stockbridge note was restructured. See (p) below. At September 30, 2021 the Viridis note was in default.. The Viridis note remains in default as of this filing, though the parties are negotiating a long-term arrangement. The convertible Viridis and Stockbridge notes included a provision for the issuance of 10,000,000 warrants exercisable into the Company's common stock. The exercise price on the warrants is $.75 and the warrants have a term of 5 years. The debt included a beneficial conversion feature after consideration of the relative fair value of the warrants. The debt and warrants were recorded at their relative fair values, along with the beneficial conversion feature. The resulting discount in the amount of $4,288,198 was amortized to interest expense over the term of the debt. At September 30, 2021, the if-converted value of Note C-2, at the market price of $1.59 per share, would be $2,067,845.

(C-3, C-4, C-5) Other Convertible Notes

The Company has various convertible notes outstanding under various provisions. Notes C-3 and C-4 did not include beneficial conversion features as the conversion price was at or in excess of the stock price on the issuance dates. Note C-3 is in default at September 30, 3021. A payment of $20,000 was made on the C-4 note and the remainder, plus accrued interest, was converted to common stock during the year ended September 30, 2021. Note C-5 was assumed in the OCG, Inc. transaction. See Note 4. Note C-5 included a conversion price that was less than the stock price on the issuance date. As such, a discount was recorded in the amount of $118,000. This discount was fully amortized at September 30, 2021. Note C-5 was fully repaid subsequent to September 30, 2021. At September 30, 2021, the if-converted value of Note C-3, at the market price of $1.59 per share, would be $116,245. At September 30, 2021, the if-converted value of Note C-5, at the market price of $1.59 per share, was less than the note’s principal balance.

(C6) Convertible Notes

The Company and OCG Inc. borrowed $1,360,000 from various investors in March 2021 under a convertible note agreement. In addition to the notes being convertible at the option of the noteholders, the notes included an automatic conversion feature in which the notes will convert to common stock of the Company upon the earlier of the maturity date or when the quoted market price of the Company is $2.00 or above for five consecutive trading days and has 20,000 shares traded in the same five days. The notes also included warrants to purchase 1,360,000 shares of Company common stock for $3 per share, with a 3 year term. The debt included a beneficial conversion feature after consideration of the relative fair value of the warrants. The debt and warrants were recorded at their relative fair values and, along with the beneficial conversion feature, was limited to the proceeds received from the notes. The resulting discount was amortized to interest expense over the term of the debt. During the year ended September 30, 2021, the automatic conversion feature of the notes was triggered and all debt and accrued interest were converted to shares of common stock. The unamortized discount was recorded to interest expense at the time of the conversion.

(C-7, C-8)

On September 29, 2021, the Company entered into two convertible note agreements. Up to fifty percent (50%) of the outstanding and unpaid principal amount is convertible into common stock. The notes included warrants to purchase a total of 825,000 shares of the Company’s common stock for $3 per share, with a 4 year term. Further, the Company issued 67,365 shares of common stock, valued at $112,500 as an inducement to the lenders to enter into the note agreements. The debt included a beneficial conversion feature after consideration of the relative fair values of the warrants and shares of common stock. The debt, shares of common stock and warrants were recorded at their relative fair values, along with the beneficial conversion feature. The resulting discount of $597,606 and an additional $75,000 discount related to a one-time interest charge of 10% of the original principal amount, is amortized to interest expense over the term of the debt. The one-time interest charge was accrued at September 30, 2021. At September 30, 2021, the if-converted value of Notes C-7 and C-8, at the market price of $1.59 per share, was less than the notes’ principal balance.

The future minimum payments of the Company’s convertible debt obligations as of September 30, 2021 are as follows. The unamortized discount will be amortized through September 2022.

Year ended
September 30,	Amount
2022	$1,950,000
1,950,000
Less: unamortized discount	(672,606)
$1,277,394

Notes Payable

			Annual	Balance at	Balance at
	Effective Date	Maturity Date	Interest Rate	September 30, 2021	September 30, 2020	Secured by
e	3/23/2020	3/1/2021	22%	$—	$1,200,000	1st DOT AZ property
f	5/1/2020	11/1/2023	10%	1,386,370	1,386,370	2nd DOT AZ property
g	5/1/2020	4/1/2024	10%	—	1,564,849	2nd DOT NV property
h	5/1/2020	5/1/2023	15%	283,666	283,666	N/A
i	2/14/2020	10/14/2022	2%	312,500	1,000,000	Secured by licenses
j	6/16/2020	1/14/2021	35%	—	480,000	Future revenues
k	8/29/2020	4/7/2021	35%	—	490,716	Future revenues
l	8/18/2021	8/18/2022	36%	2,162,590	—	Future revenues
m	2/14/2020	4/14/2020	11%	—	400,000	N/A
n	12/20/2020	12/20/2021	9%	13,148	—	Secured by vehicles
o	3/19/2021	4/1/2024	10%	816,582	—	N/A
p	2/1/2021	2/1/2022	10%	520,590	—	N/A
q	8/6/2021	2/6/2023	16%	13,500,000	—	N/A
r	8/6/2021	2/6/2023	16%	5,500,000	—	N/A
s	9/30/2021	12/31/2021	15%	500,000	—	Restricted common stock
t	3/19/2021	3/19/2022	0%	500,000	—	N/A
				25,495,446	6,805,601
		Less: unamortized discounts		(6,002,045)	(1,392,815)
				$19,493,401	$5,412,786

(e) Aeneas Venture Partners 3, LLC Note

On August 28, 2019, Item 9 Properties, LLC, a Nevada limited liability company, and BSSD Group, LLC, an Arizona limited liability company, each wholly owned subsidiaries of Item 9 Labs Corp. collectively, entered into a Loan Agreement of up to $2.5 million (the "Loan Agreement") with Aeneas Venture Partners 3, LLC, an Arizona limited liability company (the "Lender"). The Loan was secured by a first priority interest in the Company's real property located in Coolidge, Arizona, including improvements and personal property thereon (the "Property") and included an unconditional guarantee by Item 9 Labs Corp. The 5-acre property has 20,000 square feet of buildings, housing the cultivation and processing operations. On March 23, 2020, the Company paid $2,000,000 on the note and reached a settlement to bring the note current. The settlement called for monthly interest payments of $22,000 and the remaining principal balance of the note was due and paid in full on March 1, 2021.

(f) Viridis AZ

On September 13, 2018, the Company entered into a Loan and Revenue Participation Agreement with Viridis Group I9 Capital LLC ("Viridis"), a related party, in which Viridis agreed to loan the Company up to $1.2 million for the expansion of the Company's Arizona property. In exchange for the loan, Viridis was to be repaid in the form of waterfall revenue participation schedules. Viridis was to receive 5% of the Company's gross revenues from the Arizona operations until the loan was repaid, 2% until repaid 200% of the amount loaned, and 1% of gross revenues in perpetuity or until a change in control. The loan was originally collateralized with a Deed of Trust on the Company's 5-acre parcel in Coolidge, AZ and its two 10,000 square foot buildings. In August 2019, Viridis agreed to subordinate its first priority Deed of Trust and move into a 2nd position. At that time, the loan was amended to include 6% annualized interest.

On May 1, 2020, under a troubled debt restructuring, the Company renegotiated the $1,200,000 note payable. As part of the restructuring, the Company issued 1,555,556 warrants exercisable into the Company's common stock. The warrants have an exercise price of $1.00 and a term of 5 years. Accrued interest in the amount of $186,370 was added to the principal balance of the note, making the total principal $1,386,370. Interest only payments of $11,553 shall be paid monthly until November 1, 2020 at which time monthly principal and interest payments of $28,144 are required for 36 months, with a balloon payment of all outstanding principal and interest due upon the note's maturity. The note also entitles Viridis to a gross revenue participation of the Arizona Operations equal to 1% of the gross sales (up to $20,000 monthly) upon the maturity of the note and for the subsequent 5 year period. The debt and warrants were recorded at their relative fair values. The resulting discount is amortized to interest expense over the term of the debt. The lender has granted a payment forbearance for the note and all unpaid principal and interest during this time will be added to the balloon payment at maturity.

In August 2021, the Viridis AZ and Viridis NV debt was modified to subordinate these notes to the Pelorus Notes (see (q,r) below). As part of this modification, it is anticipated that 2.0 million warrants were granted to Viridis. As of the date of these consolidated financial statements, the terms of this modification have not been finalized. Based on the expected modification terms, this modification has been accounted for as an extinguishment of the debt. As a result, the Company expensed the remaining unamortized discount of $393,917 and recognized the remaining $53,113 of unamortized gain on forgiven accrued interest as additional paid-in capital on the Viridis AZ debt. The 2.0 million warrants were allocated to the accrued interest outstanding on the Viridis NV debt at the payoff date (see (g) below) and then to the Viridis AZ and Viridis NV debt based on the amount of each debt outstanding at the time the warrants were granted at the relative fair value. As such, a debt discount of $715,853 was recorded related to the Viridis AZ debt and will be amortized over the remaining term of the debt.

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

On May 1, 2020, under a troubled debt restructuring, the Company renegotiated the $1,500,000 note payable. As part of the restructuring, the Company issued 1,944,444 warrants exercisable into the Company's common stock. The exercise price on the warrants is $1.00 and they have a term of 5 years. Accrued interest in the amount of $64,849 was added to the principal balance of the note, making the total principal $1,564,849 at that time. Interest only payments of $13,040 shall be paid monthly until 3 months following the commencement date of the Nevada Operations at which time monthly principal and interest payments of $33,962 will be required for 36 months, with a balloon payment of all outstanding principal and interest is due upon the note's maturity. The note also entitles Viridis to a gross revenue participation of the Nevada Operations equal to 1% of the gross sales (up to $20,000 monthly) upon the maturity of the note and for the subsequent 5 year period. The debt and warrants were recorded at their relative fair values. The resulting discount is amortized to interest expense over the term of the debt. The lender has granted a payment forbearance for the note and all unpaid principal and interest during this time will be added to the balloon payment at maturity.

In August 2021, the Viridis AZ and Viridis NV debt was modified to subordinate these notes to the Pelorus Notes (see (q,r) below). As part of this modification, it is anticipated that 2.0 million warrants were granted to Viridis. As of the date of these consolidated financial statements, the terms of this modification have not been finalized. Based on the expected modification terms, this modification was accounted for as an extinguishment of the debt. As a result, the Company expensed the remaining unamortized discount of $463,706 and recognized the remaining $159,159 of unamortized gain on forgiven accrued interest as additional paid-in capital on the Viridis NV debt. The 2.0 million warrants were allocated the accrued interest outstanding on the Viridis NV debt at the payoff date in the amount of $269,286 and then to the Viridis AZ and Viridis NV debt based on the amount of each debt outstanding at the time the warrants were granted at the relative fair value. As such, a debt discount of $807,637 was recorded related to the Viridis NV debt. Proceeds from the Pelorus Notes were used to repay the Viridis NV debt in full and the debt discount of $807,637 was fully recognized to interest expense at that time.

(h) Viridis (unsecured)

The Company's subsidiary, BSSD Group, LLC borrowed $269,000 from Viridis, a related party, in December 2019. This note bears annualized interest at 15%. On May 1, 2020, under a troubled debt restructuring, the Company renegotiated the $269,000 note payable. Accrued interest in the amount of $14,666 was added to the principal balance of the note, making the total principal $283,666. As part of the restructuring, the Company issued 400,000 warrants exercisable into the Company's common stock. The warrants have an exercise price of $.05 and a term of 5 years. Payments of principal and interest in the amount of $9,833 are due monthly, with a balloon payment of all outstanding principal and interest is due upon the note's maturity. The debt and warrants were recorded at their relative fair values. The resulting discount is amortized to interest expense over the term of the debt. The lender has granted a payment forbearance for the note and all unpaid principal and interest during this time will be added to the balloon payment at maturity.

(i) Strive Note

In connection with the license acquisition described in Note 4, the Company entered into a note payable with the sellers in February 2020. The $1,000,000 note has a term of two years starting September 30, 2020 and bears interest at 2% per year. A principal payment in the amount of $500,000 was due on the earlier of October 10, 2020 or three months following the date on which each provisional certificate becomes a final certificate. The remaining balance is to be paid in quarterly installments of $62,500 plus accrued interest. Due to the low stated interest rate on the note, management imputed additional interest on the note. Subsequent to September 30, 2021, this note was repaid in full.

(j) CBR 1

In June 2020, the Company executed on a short-term financing arrangement. The net proceeds of $873,000 were utilized to further expand the production capabilities of the operations in Arizona. Thirty payments of $40,500 were due weekly and the arrangement matured and was paid in full at the maturity date.

(k) CBR 2

In August 2020, the Company executed on a short-term financing arrangement. The proceeds of $490,000 were utilized to further expand the production capabilities of the operations in Arizona. Five payments of $11,250 were due weekly through October 14, 2020 and twenty-five payments of $24,750 were then due weekly until the arrangement matures. The note was paid in full in April 2021.

(l) Upwise Capital

In August 2021, the Company executed on a short-term financing arrangement. The proceeds of $2.4 million are being utilized to further expand the production capabilities of the operations in Arizona and to complete the Nevada facility. Payments of $64,762 are due weekly until $3.264 million is repaid. This results in an effective interest rate of 36%.

(m) Stockbridge Note

The Company entered into a note with Stockbridge Enterprises, a related party, in February 2020. The $500,000 borrowing had a term of 60 days and bore interest at 6% per year. All principal and interest were due on the maturity date of April 2020. The note included a provision for the issuance of 500,000 warrants exercisable into the Company's common stock. The warrants have an exercise price of $.05 and a term of 5 years. In February 2021, this note was amended to cure the default (see (p) below).

(n) Automotive Debt

In December 2020, the Company's subsidiary, BSSD Group financed the purchase of vehicles for use in operations. The initial principal balance of the note was $50,914. Principal and interest payments of $4,450 are due monthly.

(o) OCG Officers Debt

As part of the OCG transaction in March 2021, the Company assumed the debt that OCG, Inc. owed to its officers. Principal and interest payments are due monthly with a balloon payment of all outstanding principal and interest due at maturity.

(p) Stockbridge Amended Debt

In February 2021, the Company and Stockbridge Enterprises, a related party, under a trouble debt restructuring, agreed to restructure and settle the outstanding notes. See (C-1) and (m) above. The total outstanding balance of $1,660,590 including accrued interest will be repaid under a new promissory note, calling for a down payment of $300,000 (paid at time of signing), $120,000 monthly payments for 11 months with the remaining balance of $40,590 payable on February 1, 2022. The restructured notes removed the conversion features included in (C-1) above. The Company and the lender are currently in negotiations on an amendment.

(q, r) Pelorus Notes

The Company entered into two notes payable with Pelorus Fund REIT, LLC in August 2021. The total $19,000,000 borrowing has a term of 18 months. Interest only payments in the amount of $253,333 are due monthly and all outstanding principal and interest are due on the maturity date. Upon payment in full of these notes, an exit fee of 1% of the then outstanding balance is payable to the lender. The Company has accrued this success fee and it is amortized to interest expense over the term of the notes. The notes included warrants to purchase a total of 2,850,000 shares of the Company’s common stock for $1.75 per share, with a 3.5 year term. The debt and warrants were recorded at their relative fair values. The resulting discount is amortized to interest expense over the term of the debt.

(s) Viridis $500,000

On September 30, 2021, the Company borrowed $500,000 from Viridis Group I9 Capital LLC, a related party. The proceeds of the debt were used to make a payment on the outstanding unpaid payroll tax liability. The debt is collateralized by restricted common stock in the amount of twice the balance of the debt. The note includes warrants to purchase a total of 500,000 shares of the Company’s common stock for $0.60 per share, with a 5 year term. The debt and warrants were recorded at their relative fair values. The resulting discount in the amount of $284,534 is amortized to interest expense over the term of the debt. Subsequent to September 30, 2021, the lender has granted a payment forbearance for the note and all unpaid principal and interest during this time will be added to the balloon payment at maturity.

(t) Chessler note

Prior to the acquisition, OCG entered into a settlement agreement with its former landlord, which included a note agreement for $500,000.

The future minimum payments of the Company’s notes payable obligations as of September 30, 2021 are as follows. The unamortized discount will be amortized through November 2023.

Year ended
September 30,	Amount
2022	$5,313,602
2023	19,667,280
2024	1,292,164
26,273,046
Less: unamortized discount	(6,002,045)
Less: imputed interest	(777,600)
19,493,401
Less: current portion	(4,536,002)
$14,957,399

A summary of interest expense for the years ended September 30, 2021 and 2020 is as follows.

	Year ended September 30,
	2021	2020
Amortization of debt discounts from equity issuances and beneficial conversion features	$3,794,110	$4,802,716
Amortization of debt discounts from success and other fees	97,150	—
Stated interest paid or accrued	2,192,686	1,902,741
Finance charges and other interest	35,449	254,248
	6,119,395	6,959,705
Less: interest capitalized to construction in progress	(824,046)	—
	$5,295,349	$6,959,705

Note 10 - Concentrations

For the years ended September 30, 2021 and 2020, substantially all of the Company's revenue was generated from a single customer. Given the agreement with the license holder, although the Company’s products are distributed to numerous dispensaries throughout Arizona, all sales are made through the license holder. The Company's wholly owned subsidiary provides cannabis products to this customer under a three-year Cultivation Management Services Agreement that commenced on April 1, 2020. Provisions of the agreement require 30-day written notice to terminate except for the following circumstances, in which case the agreement is cancellable with no notice: (i) uncured default; (ii) gross negligence, intentional, or willful misconduct by either party; (iii) federal or state enforcement action against either party; (iv) any change or revocation of state or local law that has the effect of prohibiting the legal operation of the Cultivation Facility; (v) the dispensary license renewal is not approved; (vi) the dispensary fails to maintain its dispensary license in good standing with the regulators resulting in the revocation of the dispensary license.

Note 11 - Commitments and Contingencies

The production and possession of cannabis is prohibited on a national level by the Controlled Substances Act, though the state of Arizona allows these activities to be performed at licensed facilities such as BSSD. If the federal government decides to change its policy on the enforcement of the Controlled Substances Act, it would have a material adverse effect on our business.

On April 20, 2018, the Company entered into an agreement for the purchase of approximately 44 acres of land from an affiliate of a founding member of BSSD. The purchase price of the property is $3,000,000, payable as follows; (i) $200,000 deposited with escrow agent as an initial earnest money deposit, (ii) on or before February 1, 2019, the Company will deposit an additional $800,000 into escrow as additional earnest money deposit and (iii) the balance of the purchase price shall be paid via a promissory note. The earnest money amounts are non-refundable. The Company negotiated an amendment to this agreement that will spread the $800,000 payment over the course of 4 months. As of September 30, 2021 and 2020, $600,000 has been deposited in escrow which has been classified as a long-term asset on the consolidated balance sheet as of September 30, 2021 and 2020. Subsequent to September 30, 2021, the Company completed the acquisition of this land.

The Company entered into a 60 month lease with VGI Citadel LLC, a related party, to rent office space for its corporate headquarters which began in June 2019. The monthly lease payments were $6,478 for the first twelve months and include all utilities and an estimated amount for common area maintenance and real estate taxes. The monthly lease payments increase to $6,653, $6,828, $7,003, and $7,178 for years two through five, respectively. Rent expense for the years ended September 30, 2021 and 2020 on this lease was $43,934 and $81,939, respectively. Interest was imputed using a discount rate of 20%. The lease does not include renewal options. The future lease payments are as follows.

Year ended
September 30,	Amount
2022	$82,639
2023	84,740
2024	36,942
204,321
Less: imputed interest	(43,323)
160,998
Less: current portion:	(56,592)
$104,406

In August 2021, the Company signed a ten-year lease to rent approximately 7,000 square feet of retail space in Broomfield, Colorado. The lease will call for base rent payments of $12,097, plus a prorated share of taxes and operating expenses, per month for the first year and escalate each year to $15,786 per month in year 10. The commencement of this lease is contingent upon the Company obtaining a license for the retail sale of recreational and medical cannabis. The Company shall pay $3,500 per month as consideration to the landlord for keeping the premises available until the contingency is met. The agreement will terminate if the contingency is not met by December 31, 2021. At September 30, 2021, the contingency has not been met. As such, the future minimum rental payments under this lease have not been included in the Company’s right of use asset and liability at September 30, 2021 or the future lease payments schedule above.

In September 2021, the Company signed a seven-year lease to rent approximately 3,000 square feet of retail space in Biddeford, Maine. The lease will call for base rent payments of $6,604, plus taxes and operating expenses, per month for the first year and escalate each year to $7,886 per month in year seven. The commencement of this lease is the earlier of December 1, 2021, or the issuance and receipt of a license and city approval. The Company shall pay $4,500 per month, plus utilities and operating expenses as consideration to the landlord for keeping the premises available until the contingency is met. The agreement will terminate if the contingency is not met. At September 30, 2021, the contingency has not been met. As such, the future minimum rental payments under this lease have not been included in the Company’s right of use asset and liability at September 30, 2021 or the future lease payments schedule above.

As of September 30, 2021 and 2020, the Company has accrued unpaid payroll taxes and estimated penalties and interest of approximately $2,400,000 and $1,700,000, respectively, and is included in accrued payroll and payroll taxes in the accompanying balance sheets.

There are no material pending legal proceedings in which the Company or any of its subsidiaries is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of its voting securities, or security holder is a party adverse to us or has a material interest adverse to the Company.

Note 12 - Related Party Transactions

As discussed in Note 11, the Company has entered into an agreement as of April 20, 2018 for the purchase of land. The land-owner is one of the original members of BSSD and a current employee of the Company. Subsequent to September 30, 2021, the Company completed the purchase of this land.

As discussed in Note 9, the Company has entered into various loan agreements with Viridis or its related entities. Two members of Viridis serve on the Company’s board of directors and one of these members also serves as the Company’s Chief Executive Officer.

As discussed in Note 9, the Company has a loan agreement with Stockbridge Enterprises as of September 30, 2021. Stockbridge Enterprises holds more than 5% of the Company’s common stock.

As discussed in Note 9, as part of the OCG transaction in March 2021, the Company assumed the debt that OCG, Inc. owed to its officers. One of these officers is a director and officer of the Company. This officer’s note has a maturity date of April 1, 2024 and an interest rate of 10% per annum. Principal and interest payments are due monthly with a balloon payment of all outstanding principal and interest due at maturity. This officer’s note had a principal balance of $509,301 and accrued interest of $3,690 at September 30, 2021.

As discussed in Note 11, the Company has a lease agreement with VGI Capital LLC. Two members of VGI Capital LLC serve on the Company’s board of directors and one of these members also serves as the Company’s Chief Executive Officer.

During the year-ended September 30, 2021, the Company exchanged 25,000 shares of common stock, valued at $31,250, for the purchase of certain equipment from two related parties. These related parties are owned by a member of Viridis and his sibling.

During the years ended September 30, 2021 and 2020, the Company purchased cultivation supplies from a related party in the amount of $48,751 and $24,961, respectively. This related party is owned by the father of a stockholder that holds more than 5% of the Company’s common stock.

Included in our accounts payable at September 30, 2021 and 2020 is approximately $138,000, and $188,000, respectively in amounts due to related parties.

Note 13 - Stockholders' Equity

Warrants

The following table summarizes the Company’s warrant activity for the years ended September 30, 2021 and 2020:

	Common Shares Issuable Upon Exercise of Warrants	Weighted Average Exercise Price	Weighted Average Contractual Term in Years	Aggregate Intrinsic Value (1)
Balance of warrants at October 1, 2019	298,411	$1.61	4.84	$352,132

Warrants granted	16,400,000	0.81	4.76
Forfeited/Cancelled	(198,411)	1.92	—

Balance of warrants at September 30, 2020	16,500,000	0.81	4.76	11,345,000

Warrants granted	31,095,000	2.70	3.19
Exercised	(1,500,000)	1.12	—

Balance of warrants at September 30, 2021	46,095,000	$2.08	$3.85	$14,243,000

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company’s common stock as of September 30, 2021, for those awards that have an exercise price currently below the closing price as of September 30, 2021. Awards with an exercise price above the closing prices as of September 30, 2021 are considered to have no intrinsic value.

The warrants exercised during the year ended September 30, 2021, were exercised utilizing the cashless exercise provisions contained in the warrant agreements.

The Company estimates the fair value of warrants issued using the Black-Scholes option-pricing model. The following range of assumptions were used during the years ended September 30, 2021 and 2020, excluding the 23,560,000 warrants issued in the acquisition of OCG, Inc., which were determined by a third party valuation (see Note 3).

	Year ended September 30,
	2021	2020
Expected stock price volatility	130% - 141%	186% - 188%
Risk-free interest rate	0.16% - 0.40%	2.97%
Expected term (years)	1.5 - 2.5	1.5 - 2.5
Expected dividend yield	0%	0%
Black-scholes value	$0.89 - $2.24	$0.71 - $1.06

Stock Options

On June 21, 2019, our shareholders voted to approve the 2019 Equity Incentive Plan (the “2019 Plan”). Pursuant to the 2019 Plan, the maximum aggregate number of Shares available under the Plan through awards is the lesser of: (i) 6,000,000 shares, increased each anniversary date of the adoption of the plan by 2 percent of the then-outstanding shares, or (b) 10,000,000 shares. We have 4,141,021 shares available for issuance under the 2019 Plan. The maximum contractual term of the award is 10 years. The vesting period for options outstanding at September 30, 2021 ranges from 6 months to four years.

The following table summarizes the Company’s stock option activity for the years ended September 30, 2021 and 2020:

	Common Shares Issuable Upon Exercise of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (1)
Balance of Options at October 1, 2019	294,991	$5.17	5.5	$—

Options granted	2,916,718	0.87	9.8	1,837,532

Balance of Options at September 30, 2020	3,211,709	1.26	9.2	1,837,532

Options granted	2,113,235	1.32	9.8	572,934
Exercised	(35,625)	0.87	8.8	25,650
Forfeited/Cancelled	(72,004)	5.92	—	—

Balance of Options at September 30, 2021	5,217,315	$1.23	8.9	$2,633,375

Exercisable at September 30, 2020	287,491	$5.24	3.4	$—
Unvested at September 30, 2020	2,924,218	$0.87

Exercisable at September 30, 2021	2,213,258	$1.28	8.1	$1,414,434
Unvested at September 30, 2021	3,004,057	$1.18

	Number of Options	Weighted Average Grant Date Fair Value
Unvested at September 30, 2020	2,924,218	$2.40
Unvested at September 30, 2021	3,004,057	$1.18
Granted during the year ended September 30, 2020	2,916,718	$0.84
Granted during the year ended September 30, 2021	2,113,235	$1.66
Vested during the year ended September 30, 2021	1,964,517	$1.02
Forfeited during year ended September 30, 2021	72,004	$0.51

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company’s common stock as of September 30, 2021, for those awards that have an exercise price currently below the closing price as of September 30, 2021. Awards with an exercise price above the closing prices as of September 30, 2021 are considered to have no intrinsic value.

The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model. The following range of assumptions were used during the years ended September 30, 2021 and 2020.

	Year ended September 30,
	2021	2020
Expected stock price volatility	161% - 174%	183%
Risk-free interest rate	0.5% - 1.1%	0.6%
Expected term (years)	5.25 - 6.5	5
Expected dividend yield	0%	0%
Black-scholes value	$1.39 - $3.27	$0.84

During the year ended September 30, 2021, the Company received $30,994 for the exercise of 35,625 stock options. During the years ended September 30, 2021 and 2020, the Company recognized compensation expense of $1,715,424 and $334,631, respectively. At September 30, 2021, there was $3,276,038 of total unrecognized compensation cost. This unrecognized cost is expected to be recognized over the weighted average vesting period of 1.7 years.

Note 14 – Income Taxes

The income tax provision reflected in the consolidated statements of operations for the years ended September 30, 2021 and 2020 consist of the following:

	Years ended September 30,
	2021	2020

Current expense	$—	$—
Deferred benefit	(2,277,000)	(2,565,984)
Change in valuation allowance	2,277,000	2,480,000
Net income tax benefit	$—	$(85,984)

The following table summarizes the effects of the significant differences between the U.S. federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for the years ended September 30, 2021 and 2020:

	Years ended September 30,
	2021	2020

Federal statutory rates	$(2,290,000)	$(2,585,984)
State income taxes	(534,000)	(590,000)
Permanent differences and other	547,000	610,000
Change in valuation allowance	2,277,000	2,480,000
Effective rate	$—	$(85,984)

The components of net deferred taxes are as follows:

	2021	2020

Allowance for doubtful accounts	254,000	210,000
Stock based compensation	976,000	147,000
Interest expense	2,939,000	1,780,000
Impairment expense	26,000	25,900
Depreciation and amortization expense	333,000	30,000
Other	(2,000)	(22,900)
Net operating loss carryforwards	5,331,000	5,410,000
Total net deferred tax assets	9,857,000	7,580,000
Valuation allowance	(9,857,000)	(7,580,000)
	$—	$—

The Company has net operating loss carryforwards on its Federal and State income tax filings of approximately $21,402,000 and $17,079,000, respectively at September 30, 2021. We are subject to limitations existing under Internal Revenue Code Section 382 relating to the availability of the net operating losses. Such limitation of the net operating losses may have occurred, which we have not fully analyzed at this time as we have fully reserved the net deferred tax asset. However, given the equity issuances during the years ended September 30, 2021 and prior, it is likely that a section 382 limitation has been incurred. The Company’s federal and state NOLs expire as follows:

Years ending September 30,	Federal	State
2029	$899,000	$—
2030	2,956,000	—
2031	3,023,000	—
2032	1,629,000	—
2033	3,960,000	2,671,000
2034	1,380,000	1,380,000
2035	2,423,000	2,423,000
2036	1,502,000	1,502,000
2038	—	330,000
2039	—	2,164,000
2040	—	3,477,000
2041	—	3,132,000
Indefinitely	3,630,000	—

Note 15 – Segment Information

The Company has identified two segments: the cultivation, production and sale of cannabis products (Cultivation) and the sales of Unity Rd. franchises to dispensaries (Franchising). The following table presents segment information for the year ended September 30, 2021. Segment information for the year ended September 30, 2020 has not been presented as the Company did not acquire the Franchising segment until the closing of the acquisition of OCG, Inc. effective March 19, 2021.

	Cultivation	Franchising	Corporate	Total
Revenues from external customers	$21,757,620	$61,512	$118,095	$21,937,227
Operating income (loss)	6,357,231	(2,135,127)	(9,823,367)	(5,601,263)
Interest expense	393,909	261,650	4,639,790	5,295,349
Depreciation and amortization	142,854	647,471	430,522	1,220,847

Additions to property, equipment and construction in progress	832,740	—	3,009,627	3,842,367
Property, equipment and construction in progress, net	798,164	30,071	10,049,613	10,877,848
Total assets (after intercompany eliminations)	8,887,490	68,543,520	39,378,123	116,809,133

Note 16 - Subsequent Events

Subsequent to September 30, 2021 the following events have occurred.

The Company entered into an Asset Purchase Agreement to purchase certain assets, which include licenses, a lease and certain personal property to operate a licensed recreational cannabis dispensary. The purchase price is $2.0 million comprised of $1.0 million of cash, a $200,000 note, and 300,000 shares of the Company’s common stock. The note has an interest rate of 5% per annum and a term of 18 months and payable in six installments on the last day of each three month period following the Closing Date.

The Company completed the purchase of 44 acres of land from a related party for $3.0 million plus expenses. The land-owner is one of the original members of BSSD and a current employee of the Company.

The Company entered into two debt agreements for total proceeds of $1.5 million. As part of these debt agreements, the Company agreed to issue 1,575,000 warrants and 142,365 shares of common stock.

In October 2021, the Company and Stockbridge, a related party, amended the terms of the note payable due to Stockbridge. Under the amended terms, the maturity date of the note was extended by six months and, beginning with the October 1, 2021 payment, the payments are interest only at an interest rate of 15% per annum. A final payment of all principal and accrued interest is due on August 1, 2021. Stockbridge was issued 164,744 warrants as part of the amendment.

The Company granted 20,000 stock options.

In addition to the lease included in the Asset Purchase Agreement above, the Company entered into a commercial lease agreement to rent 12,000 square feet of retail and storage space located in Denver, Colorado. The lease has a term of five years with escalating monthly base rent beginning at $6,354. Commencement of the lease is contingent upon the Company receiving an approved retail license.

(b) EXHIBITS

The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are attached hereto unless otherwise indicated as being incorporated by reference, as follows:

Exhibit
Number	Description of Exhibit
3.01a	Articles of Incorporation dated June 15, 2010	Filed with the SEC on May 12, 2011 as part of our Registration Statement on Form S-1/A.
3.01b	Certificate of Amendment to Articles of Incorporation dated October 22, 2012	Filed with the SEC on November 13, 2012 as part of our Current Report on Form 8-K
3.01c	Certificate of Amendment to Articles of Incorporation dated March 15, 2018	Filed with the SEC on June 27, 2019 as an exhibit to our Registration Statement on Form 10-12G
3.01d	Certificate of Amendment to Articles of Incorporation dated March 19, 2018	Filed with the SEC on June 27, 2019 as an exhibit to our Registration Statement on Form 10-12G
3.01e	Certificate of Amendment to Articles of Incorporation dated April 3, 2018	Filed with the SEC on June 27, 2019 as an exhibit to our Registration Statement on Form 10-12G
3.01f	Certificate of Amendment to Articles of Incorporation dated October 9, 2018	Filed with the SEC on June 27, 2019 as an exhibit to our Registration Statement on Form 10-12G
3.02	Bylaws	Filed with the SEC on May 12, 2011 as part of our Registration Statement on Form S-1/A.
4.1	2019 Equity Incentive Plan	Filed with the SEC on June 27, 2019 as an exhibit to our Registration Statement on Form 10-12G
10.03	Share Exchange Agreement between Crown Dynamics Corp. and Airware Dated March 20, 2012	Filed with the SEC on March 26, 2012 as part of our current report on Form 8-K.
10.04	Agreement and Plan of Exchange between Item 9 Labs Corp. fka Airware and BSSD Group, LLC dated March 20, 2018	Filed with the SEC on June 27, 2019 as an exhibit to our Registration Statement on Form 10-12G
10.05	Purchase Agreement between Sidewinder Dairy, Inc. and the Company dated April 20, 2018	Filed with the SEC on August 16, 2019 as an exhibit to our Form 10-Q
10.06	Asset Purchase Agreement between Item 9 Labs Corp. and AZ DP Consulting, LLC dated November 26, 2018	Filed with the SEC on June 27, 2019 as an exhibit to our Registration Statement on Form 10-12G
10.07	Loan and Revenue Participation Agreement between Item 9 Labs Corp. and Viridis Group I9 Capital LLC dated September 13, 2018	Filed with the SEC on June 27, 2019 as an exhibit to our Registration Statement on Form 10-12G
10.08	Severance Agreement between Airware Labs Corp and Jeffrey Rassas, effective July 16, 2013	Filed with the SEC on July 19, 2013 as part of our Current Report on Form 8-K.
10.10	Term Sheet between Company and Strive Management LLC dated June 15, 2018	Filed with the SEC on August 22, 2019 as an exhibit to our Registration Statement on Form 10-12G/A
10.11	Agreement and Plan of Merger between Item 9 Labs Corp, I9 Acquisition Sub, Inc., and OCG Inc.	Filed with the SEC on December 14, 2020 as part of our Current Report on Form 8-K.
10.12	AZ Construction Loan and Security Agreement with Pelorus Fund REIT LLC	Filed with the SEC on August 31, 2021 as part of our Current Report on Form 8-K.
10.13	NV Construction Loan and Security Agreement with Pelorus Fund REIT LLC	Filed with the SEC on August 31, 2021 as part of our Current Report on Form 8-K.
14.1	Code of Ethics	Filed with the SEC on June 27, 2019 as an exhibit to our Registration Statement on Form 10-12G
21	Subsidiaries	Incorporated by reference.

80

31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Furnished herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Furnished herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith.
99.1	Audit Committee Charter	Filed with the SEC on June 27, 2019 as an exhibit to our Registration Statement on Form 10-12G
99.2	Compensation Committee Charter	Filed with the SEC on June 27, 2019 as an exhibit to our Registration Statement on Form 10-12G
99.3	Nominations and Governance Committee Charter	Filed with the SEC on June 27, 2019 as an exhibit to our Registration Statement on Form 10-12G
101.INS*	Inline XBRL Instance Document	Filed herewith.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

81

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Know Labs, Inc. (the "Registrant") has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITEM 9 LABS CORP.

(Registrant)

Date: January 13, 2022	By:	/s/ Andrew Bowden
Andrew Bowden
Chief Executive Officer, and Director
(Principal Executive Officer)

Date: January 13, 2022	By:	/s/ Robert Mikkelsen
Robert Mikkelsen
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Andrew Bowden	Chief Executive Officer and Director	January 13, 2022
Andrew Bowden	(Principal Executive Officer)

/s/ Robert Mikkelsen	Chief Financial Officer	January 13, 2022
Robert Mikkelsen	(Principal Financial/Accounting Officer)

/s/ Douglas Bowden	Director	January 13, 2022
Douglas Bowden

/s/ Ronald L. Miller	Director	January 13, 2022
Ronald L. Miller

/s/ Jeffrey Rassas	Director	January 13, 2022
Jeffrey Rassas

/s/Michael Weinberger	Director	January 13, 2022
Michael Weinberger

/s/ Lawrence Taylor	Director	January 13, 2022
Lawrence Taylor

/s/ Eric Kutscher	Director	January 13, 2022
Eric Kutscher

82