Form 10-Q
period 2021-12-31
Item 9 Labs Corp.
filed 2022-02-14
CIK 1500123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

As of February 14, 2022, there were 95,041,184 shares of the issuer's common stock, $0.0001 par value per share, outstanding.

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

ITEM 9 LABS CORP.

FORM 10-Q

DECEMBER 31, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEX	F-1
Condensed Consolidated Balance Sheets as of December 31, 2021 (Unaudited) and September 30, 2021	F-2
Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended December 31, 2021 and 2020	F-3
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended December 31, 2021 and 2020	F-4
Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2021 and 2020	F-5
Notes to Condensed Consolidated Financial Statements (Unaudited)	F-6

ITEM 9 LABS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2021	2021
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$160,711	$1,454,460
Accounts receivable, net	1,622,604	1,448,280
Inventory	5,253,327	6,391,351
Prepaid expenses and other current assets	1,350,807	1,302,558
Total current assets	8,387,449	10,596,649

Property and equipment, net	19,206,064	10,877,848
Right of use asset	154,309	156,938
Deferred commissions	80,822	108,874
Escrow deposits	12,836,228	17,744,913
Other deposits	—	600,000
Intangible assets, net	18,291,328	18,659,095
Goodwill	58,064,816	58,064,816
Total Assets	$117,021,016	$116,809,133

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$4,487,717	$3,759,818
Accrued payroll and payroll taxes	2,190,834	2,678,694
Accrued interest	1,612,987	1,391,766
Accrued expenses	1,561,454	1,169,776
Deferred revenue, current portion	319,992	119,992
Notes payable, current portion	3,521,822	4,536,002
Operating lease liability, current portion	55,935	56,592
Convertible notes payable, net of discounts	1,988,040	1,277,394
Total current liabilities	15,738,781	14,990,034

Deferred revenue, net of current portion	450,853	655,851
Operating lease liability, net of current portion	104,677	104,406
Notes payables, net of current portion and discounts	16,264,502	14,957,399

Total liabilities	32,558,813	30,707,690

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $.0001 per share, 2,000,000,000 shares authorized; 107,243,344 and 107,074,417 shares issued and 94,943,344 and 94,774,417 shares outstanding at December 31, 2021 and September 30, 2021, respectively	10,724	10,707
Additional paid-in capital	135,120,587	133,414,830
Accumulated deficit	(37,219,108)	(33,874,094)
Treasury stock	(13,450,000)	(13,450,000)

Total Stockholders' Equity	84,462,203	86,101,443

Total Liabilities and Stockholders' Equity	$117,021,016	$116,809,133

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITEM 9 LABS CORP. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended	For the three months ended
	December 31, 2021	December 31, 2020

Revenues, net	$6,186,011	$3,039,564
Cost of revenues	3,787,245	1,608,131
Gross profit	2,398,766	1,431,433

Operating expenses
Professional fees and outside services	657,445	293,955
Payroll and employee related expenses	2,150,706	1,103,304
Sales and marketing	439,436	43,181
Depreciation and amortization	439,135	142,545
Other operating expenses	846,668	214,537
Total expenses	4,533,390	1,797,522

Loss from operations	(2,134,624)	(366,089)

Other income (expense)
Interest expense	(1,210,390)	(708,367)
Total other income (expense), net	(1,210,390)	(708,367)

Net loss, before income tax provision (benefit)	(3,345,014)	(1,074,456)

Income tax provision (benefit)	—	—

Net loss	$(3,345,014)	$(1,074,456)

Basic and diluted net loss per common share	$(0.04)	$(0.02)

Basic and diluted weighted average common shares outstanding	94,910,167	58,488,133

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITEM 9 LABS CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
THREE MONTHS ENDED DECEMBER 31, 2021 AND 2020

			Additional
	Common Stock		Paid-in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	(Deficit)	Total
Balance at September 30, 2020	68,336,113	$6,834	$44,426,737	(12,300,000)	$(13,450,000.00)	$(22,968,322)	$8,015,249

Stock issued for cash, net	6,813,206	681	5,790,544	—	—	—	5,791,225
Issuance of shares for services	111,765	11	163,225	—	—	—	163,236
Stock based compensation	—	—	304,672	—	—	—	304,672
Net loss	—	—	—	—	—	(1,074,456)	(1,074,456)
Balance at December 31, 2020	75,261,084	$7,526	$50,685,178	(12,300,000)	$(13,450,000)	$(24,042,778)	$13,199,926

Balance at September 30, 2021	107,074,417	$10,707	$133,414,830	(12,300,000)	$(13,450,000.00)	$(33,874,094)	$86,101,443
Stock to be issued for debt inducement	142,365	14	128,348	—	—	—	128,362
Warrants issued with debt	—	—	574,239	—	—	—	574,239
Beneficial conversion - convertible notes	—	—	470,047	—	—	—	470,047
Issuance of shares for services	16,666	2	25,830	—	—	—	25,832
Stock based compensation	—	—	507,294	—	—	—	507,294
Stock issued on exercise of options	9,896	1	(1)	—	—	—	—
Net loss	—	—	—	—	—	(3,345,014)	(3,345,014)
Balance at December 31, 2021	107,243,344	10,724	135,120,587	(12,300,000)	(13,450,000)	(37,219,108)	84,462,203

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITEM 9 LABS CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended	For the three months ended
	December 31, 2021	December 31, 2020
Operating Activities:
Net loss	$(3,345,014)	$(1,074,456)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	71,368	32,484
Amortization of intangible assets	367,767	110,061
Amortization of right of use asset	2,629	16,136
Amortization of debt discount	990,281	119,298
Common stock issued for services	—	163,236
Stock based compensation expense	507,294	304,672
Changes in operating assets and liabilities:
Accounts receivable	(174,324)	(1,102,238)
Inventory	1,138,024	(1,302,352)
Prepaid expenses and other current assets	(20,197)	(302,941)
Accounts payable	841,910	569,641
Accrued payroll	(487,860)	(52,543)
Accrued interest	144,459	270,191
Accrued expenses	(298,647)	332,414
Deferred revenue	(4,998)	—
Operating lease liability	(386)	(16,136)
Net Cash Used in Operating Activities	(267,694)	(1,932,533)

Investing Activities:
Deposit on acquisition	—	(696,293)
Purchases of property, equipment and construction in progress	(2,492,445)	(499,452)
Cash received from sale of Airware assets	—	5,000
Cash received from escrow accounts	1,053,290	—
Capitalized license fees	—	(130)
Net Cash Used in Investing Activities	(1,439,155)	(1,190,875)

Financing Activities:
Proceeds from the sale of common stock	—	5,791,225
Payment of debt discount	(18,750)	—
Proceeds from the issuance of debt	1,500,000	—
Payment of debt	(1,068,150)	(1,138,917)
Net Cash Provided by Financing Activities	413,100	4,652,308

Net Increase (Decrease) in Cash	(1,293,749)	1,528,900

Cash and cash equivalents- Beginning of Period	1,454,460	84,677

Cash and cash equivalents - End of Period	$160,711	$1,613,577

Supplemental disclosure of cash flow information:
Interest paid in cash	$75,650	$318,878
Income taxes paid in cash	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Stock and warrants issued for debt	$728,433	$—
Fixed assets purchased with debt	$—	$50,914
Transfer of accrued interest to debt	$1,762	$—
Land purchased with escrow funds and deposit	$3,000,000	$—
Beneficial conversion feature on convertible debt	$470,047	$—
Escrow funds used to pay construction in progress	$1,019,944	$—
Accrued liabilities capitalized in construction in progress	$1,125,776	$—
Amortized debt discount capitalized in construction in progress	$875,430	$—

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

Item 9 Labs Corp. is a holding company, investing in cannabis and cannabis-related businesses. Its subsidiaries currently compete in two different market segments: (1) producing cannabis and cannabis-derived products and technologies through its Item 9 Labs brand (“Cultivation”), which is currently distributed though out the State of Arizona in licensed medical and adult-use dispensaries; and (2) sell medical and adult-use cannabis dispensary franchises under its franchise brand “Unity Rd.” (“Franchising”).

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

Principles of Consolidation

The accompanying condensed consolidated financial statements of the Company as of December 31, 2021 have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and do not include all of the information and notes necessary for a presentation of financial position and results of operations in accordance with US GAAP and should be read in conjunction with our September 30, 2021 audited financial statements filed with the SEC on our Form 10-K on January 13, 2022. It is management's opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. We derived the September 30, 2021 condensed consolidated balance sheet data from audited financial statements, however, we did not include all disclosures required by US GAAP. The results for the interim period ended December 31, 2021 are not necessarily indicative of the results to be expected for the year ending September 30, 2022.

The condensed consolidated financial statements of the Company include the accounts of the Company, and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

Certain prior period balances have been reclassified in the accompanying condensed consolidated financial statements to conform to the current period presentation. These reclassifications had no effect on the prior period's net loss or accumulated deficit.

Accounting Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. Significant estimates of the Company include but are not limited to accounting for depreciation and amortization, current and deferred income taxes, inventory, accruals and contingencies, carrying value of goodwill and intangible assets, the fair value of common stock and the estimated fair value of stock options and warrants. Due to the uncertainties in the formation of accounting estimates, and the significance of these items, it is reasonably possible that these estimates could be materially changed in the near term.

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

The Company routinely evaluates the carrying value of inventory for slow moving and potentially obsolete inventory and, when appropriate, will record an adjustment to reduce inventory to its estimated net realizable value. There were no inventory reserves recorded at December 31, 2021 and September 30, 2021.

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

Substantially all of the Company's revenue is associated with a customer contract that represents an obligation to provide cannabis products that are delivered at a single point in time.  Any costs incurred prior to the period in which the products are delivered are recorded to inventory and recognized as cost of revenues in the period in which the performance obligation is completed. For the three months ended December 31, 2021 and 2020, substantially all of the Company's revenue was generated from performance obligations completed in the state of Arizona.

The Company recognizes revenue once the products are delivered. Revenue is considered earned upon successful delivery of the product to the dispensary as the Company has no further performance obligations at this point in time and collection is reasonably assured. The Company records revenue at the amount it expects to collect, 100% of the wholesale sales revenue. The fees paid for operating under the contract are expensed to cost of revenues.

The Company's revenues accounted for under ASC 606 do not require significant estimates or judgments based on the nature of the Company's revenue stream. The sales price is generally fixed at the point of sale and all consideration from the contract is included in the transaction price. The Company's contracts do not include multiple performance obligations, variable consideration, rights of return or warranties.

Franchising revenue

Through OCG, Inc., the Company enters into franchise agreements and consulting agreements. The franchise agreement allows the franchisee to, among other things, establish a franchised outlet under the Company’s Unity Rd. brand. Under the consulting agreements, the Company assists customers with applying for and being awarded a retail cannabis license through the state license application process. The initial franchise fee and the consulting fee are due upon execution of the related agreement. These payments are deferred on the condensed consolidated balance sheet and is recognized into revenue on the condensed consolidated statement of operations when (or as) the performance obligations included in the agreements are satisfied. Deferred revenue had a balance of $770,845 and $775,843 at December 31, 2021 and September 30, 2021, respectively, and is included in deferred revenue on the condensed consolidated balance sheets. Revenue recognized during the three months ended December 31, 2021 and 2020 that was included in deferred revenue at September 30, 2021 and 2020 was $4,998 and $0, respectively.

Net Loss Per Share

Basic net loss per share does not include dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the losses of an entity. Dilutive securities are not included in the weighted average number of shares when inclusion would be anti-dilutive. The following table summarizes the securities outstanding at December 31, 2021 and 2020 that were excluded from the diluted net loss per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss.

	2021	2020
Potentially dilutive common share equivalents
Options	5,206,251	3,211,709
Warrants	47,834,744	16,500,000
Convertible notes	2,350,969	2,526,969
Potentially dilutive shares outstanding	55,391,964	22,238,678

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

The Company also analyzes conversion options embedded with debt to determine if the conversion options are required to be bifurcated and accounted for at fair value at each reporting period or to determine if there is a beneficial conversion feature. At December 31, 2021 and September 30, 2021, none of the conversion options embedded in the Company’s debt were required to be bifurcated.

Segment Reporting

The Company defines operating segments as components about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances. The Company allocates its resources and assesses the performance of its sales activities based on the services performed by its subsidiaries. For the three months ended December 31, 2021, the Company has identified two segments: the cultivation, production and sale of cannabis and cannabis derived products and technologies (“Cultivation”) and the sales of Unity Rd. franchises to dispensaries (“Franchising”).

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

In August 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). This standard eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. For public business entities, it is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years using the fully retrospective or modified retrospective method. Early adoption is permitted but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We are currently evaluating the impact of adoption of this standard on the Company’s condensed consolidated financial statements and disclosures.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This standard requires contract assets and contract liabilities acquired in a business combination to be recognized in accordance with Topic 606 as if the acquirer had originated the contracts. For public business entities, ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those years and early adoption is permitted. We are currently evaluating the impact of adoptions of this standard on the Company’s condensed consolidated financial statements and disclosures.

There have been no other recent accounting pronouncements or changes in accounting pronouncements that have been issued but not yet adopted that are of significance, or potential significance, to us.

Note 2 - Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and has incurred net losses since its inception. These losses, with the associated substantial accumulated deficit, are a direct result of the Company's planned ramp up period as it is pursuing market acceptance and geographic expansion. In view of these matters, realization of a major portion of the assets in the accompanying condensed consolidated balance sheets is dependent upon continued operations of the Company which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations. The Company operates in a new, developing industry with a variety of competitors. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 3 – Inventory

Inventory consisted of the following at December 31, 2021 and September 30, 2021.

	December 31,	September 30,
	2021	2021
Raw materials and work in process	$3,062,686	$4,291,095
Finished goods	955,789	1,052,375
Packaging and other	1,234,852	1,047,881
	$5,253,327	$6,391,351

Note 4 – Pending Acquisitions

On October 6, 2021, the Company entered into an Asset Purchase Agreement to purchase certain assets, which include licenses, a lease and certain personal property to operate a licensed recreational cannabis dispensary. The purchase price is $2.0 million comprised of $1.0 million of cash, a $200,000 note, and 300,000 shares of the Company’s common stock. The note has an interest rate of 5% per annum and a term of 18 months and payable in six installments on the last day of each three month period following the Closing Date. At December 31, 2021, this acquisition had not yet been finalized. As such, the effects of this acquisition have not been included in the Company’s condensed consolidated balance sheet or statement of operations as of and for the three months ended December 31, 2021.

Note 5 - Property and Equipment, Net

The following represents a summary of our property and equipment as of December 31, 2021 and September 30, 2021:

	December 31,	September 30,
	2021	2021
Cultivation and manufacturing equipment	$506,271	$506,271
Computer equipment and software	266,427	266,427
Buildings and improvements	2,823,523	2,785,781
	3,596,221	3,558,479
Accumulated Depreciation	(550,688)	(479,320)
	3,045,533	3,079,159
Land	3,455,563	380,584
Construction on progress	12,704,968	7,418,105
Property and Equipment, Net	$19,206,064	$10,877,848

During the three months ended December 31, 2021, the Company completed the purchase of 44 acres of land from a related party for $3.0 million plus expenses. The land-owner is one of the original members of BSSD and a current employee of the Company.

Construction in progress relates to multiple capital projects ongoing during the three months ended December 31, 2021, including the construction of the Nevada facility, the expansion of the Arizona facility and implementation of an ERP system. Construction in progress also includes interest and fees on debt that is directly related to the financing of the Company’s capital projects.

Depreciation expense for the three months ended December 31, 2021 and 2020 was $71,368 and $32,484, respectively.

Note 6 - Debt

	Effective Date	Maturity Date	Annual Interest Rate	Balance at December 31, 2021	Balance at September 30, 2021	Conversion Price
C-2	3/23/2020	9/23/2020	12%	1,100,000	1,100,000	1.00
C-3	8/15/2011	8/15/2012	8%	20,000	20,000	0.50
C-5	3/19/2021	9/19/2021	10%	—	80,000	2.50
C-7	9/29/2021	9/29/2022	10%	250,000	250,000	1.67
C-8	9/29/2021	9/29/2022	10%	500,000	500,000	1.67
C-9	10/1/2021	9/29/2022	10%	750,000	—	1.67
C-10	10/29/2021	4/29/2022	15%	750,000	—	1.50
				3,370,000	1,950,000
		Less: unamortized discounts		(1,381,960)	(672,606)
				$1,988,040	$1,277,394

(C-2) Convertible Viridis Note

On March 23, 2020 the Company borrowed proceeds from a related party, Viridis I9 Capital LLC (“Viridis”), in the amount of $1.1 million. All principal and interest were due on the maturity date. The lender has granted a payment forbearance for the note and all unpaid principal and interest, accrued at the default interest rate of 15% per annum, will be paid at maturity, which has been postponed to a date that has not yet been determined. At December 31, 2021 the Viridis note was in default. The Viridis note remains in default as of this filing, though the parties are negotiating a long-term arrangement.

(C-9) Convertible Tysadco Note

On October 1, 2021, the Company entered into a convertible note agreement. Up to fifty percent (50%) of the outstanding and unpaid principal amount is convertible into common stock. The note included warrants to purchase a total of 825,000 shares of the Company’s common stock for $3 per share, with a 4 year term. Further, the Company issued 67,365 shares of common stock, valued at $112,500 as an inducement to the lenders to enter into the note agreements. The debt included a beneficial conversion feature after consideration of the relative fair values of the warrants and shares of common stock. The debt, shares of common stock and warrants were recorded at their relative fair values, along with the beneficial conversion feature. The resulting discount of $597,606 and an additional $75,000 discount related to a one-time interest charge of 10% of the original principal amount, is amortized to interest expense over the term of the debt. The one-time interest charge was accrued at December 31, 2021.

(C-10) Convertible Gaines Note

On October 29, 2021, the Company entered into a convertible note agreement. The outstanding and unpaid principal and accrued interest is convertible, in whole, into shares of the Company’s common stock. The notes included warrants to purchase a total of 750,000 shares of the Company’s common stock for $3 per share, with a 2 year term. Further, the Company issued 75,000 shares of common stock, valued at $116,250 as an inducement to the lender to enter into the note agreement. The debt included a beneficial conversion feature after consideration of the relative fair values of the warrants and shares of common stock. The debt, shares of common stock and warrants were recorded at their relative fair values, along with the beneficial conversion feature. The resulting discount of $561,272, which also included debt issuance costs of $44,582, is amortized to interest expense over the term of the debt.

The future minimum payments of the Company’s convertible debt obligations as of December 31, 2021 are as follows. The unamortized discount will be amortized through September 2022.

Year ended
December 31,	Amount
2022	$3,370,000
3,370,000
Less: unamortized discount	(1,381,960)
$1,988,040

Notes Payable

	Effective Date	Maturity Date	Annual Interest Rate	Balance at December 31, 2021	Balance at September 30, 2021	Secured by
f	5/1/2020	11/1/2023	10%	1,386,370	1,386,370	2nd DOT AZ property
h	5/1/2020	5/1/2023	15%	283,666	283,666	N/A
i	2/14/2020	10/14/2022	2%	—	312,500	Secured by licenses
l	8/18/2021	8/18/2022	36%	1,545,325	2,162,590	Future revenues
n	12/20/2020	12/20/2021	9%	—	13,148	Secured by vehicles
o	3/19/2021	4/1/2024	10%	769,582	816,582	N/A
p	2/1/2021	2/1/2022	10%	520,590	520,590	N/A
q	8/6/2021	2/6/2023	16%	13,500,000	13,500,000	1st AZ property and other personal property
r	8/6/2021	2/6/2023	16%	5,500,000	5,500,000	1st NV property and other personal property
s	9/30/2021	12/31/2021	15%	500,000	500,000	Restricted common stock
t	3/19/2021	3/19/2022	0%	500,000	500,000	N/A
				24,505,533	25,495,446
		Less: unamortized discounts		(4,719,209)	(6,002,045)
				$19,786,324	$19,493,401

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

On May 1, 2020, under a troubled debt restructuring, the Company renegotiated the $1,200,000 note payable. As part of the restructuring, the Company issued 1,555,556 warrants exercisable into the Company's common stock. The warrants have an exercise price of $1.00 and a term of 5 years. Accrued interest in the amount of $186,370 was added to the principal balance of the note, making the total principal $1,386,370. Interest only payments of $11,553 shall be paid monthly until November 1, 2020 at which time monthly principal and interest payments of $28,144 are required for 36 months, with a balloon payment of all outstanding principal and interest due upon the note's maturity. The note also entitles Viridis to a gross revenue participation of the Arizona Operations equal to 1% of the gross sales (up to $20,000 monthly) upon the maturity of the note and for the subsequent 5 year period. The debt and warrants were recorded at their relative fair values. The resulting discount is amortized to interest expense over the term of the debt. The lender has granted a payment forbearance for the note and all unpaid principal and interest, accrued at the default interest rate of 12% per annum, will be added to the balloon payment at maturity.

In August 2021, the Viridis AZ and Viridis NV debt was modified to subordinate these notes to the Pelorus Notes (see (q) and (r)). As part of this modification, it is anticipated that 2.0 million warrants were granted to Viridis. As of the date of these condensed consolidated financial statements, the terms of this modification have not been finalized. Based on the expected modification terms, this modification was accounted for as an extinguishment of the debt during the year ended September 30, 2021. The 2.0 million warrants were allocated to the accrued interest outstanding on the Viridis NV debt at the payoff date and then to the Viridis AZ and Viridis NV debt based on the amount of each debt outstanding at the time the warrants were granted at the relative fair value. The resulting discount is amortized to interest expense over the term of the debt.

(h) Viridis (unsecured)

The Company's subsidiary, BSSD Group, LLC borrowed $269,000 from Viridis, a related party, in December 2019. This note bears annualized interest at 15%. On May 1, 2020, under a troubled debt restructuring, the Company renegotiated the $269,000 note payable. Accrued interest in the amount of $14,666 was added to the principal balance of the note, making the total principal $283,666. As part of the restructuring, the Company issued 400,000 warrants exercisable into the Company's common stock. The warrants have an exercise price of $.05 and a term of 5 years. Payments of principal and interest in the amount of $9,833 are due monthly, with a balloon payment of all outstanding principal and interest is due upon the note's maturity. The debt and warrants were recorded at their relative fair values. The resulting discount is amortized to interest expense over the term of the debt. The lender has granted a payment forbearance for the note and all unpaid principal and interest, accrued at the default interest rate of 18% per annum, will be added to the balloon payment at maturity.

(o) OCG Officers Debt

As part of the OCG transaction in March 2021, the Company assumed the debt that OCG, Inc. owed to its officers. Principal and interest payments are due monthly with a balloon payment of all outstanding principal and interest due at maturity.

(p) Stockbridge Amended Debt

In February 2021, the Company and Stockbridge Enterprises, a related party, under a trouble debt restructuring, agreed to restructure and settle the outstanding notes. The total outstanding balance of $1,660,590, including accrued interest, were to be repaid under a new promissory note, calling for a down payment of $300,000 (paid at time of signing), $120,000 monthly payments for 11 months with the remaining balance of $40,590 payable on February 1, 2022. This agreement was amended to extend the maturity date to March 31, 2022 and starting with the October 1, 2021 payment, the loan payments are interest only at an interest rate of 15% per annum until January 25, 2022. Principal payments in the amount of $50,000 are due on January 25, 2022, February 15, 2022 and March 15, 2022, with a final payment of the remaining principal and accrued interest due on March 31, 2022. Upon closing of an equity raise of at least $750,000, the Company will repay the outstanding balance plus any accrued interest immediately. As part of the amendment, the Company issued 164,744 warrants to purchase the Company’s common stock. The warrants have a two-year period and an exercise price of $1.00. The resulting discount of $58,352 was fully amortized to interest expense during the three months ended December 31, 2021.

(s) Viridis $500,000

On September 30, 2021, the Company borrowed $500,000 from Viridis Group I9 Capital LLC, a related party. The proceeds of the debt were used to make a payment on the outstanding unpaid payroll tax liability. The debt is collateralized by restricted common stock in the amount of twice the balance of the debt. It is anticipated that the note will include warrants to purchase a total of 500,000 shares of the Company’s common stock for $0.60 per share, with a five-year term. As of the date of these condensed consolidated financial statements, the terms of these warrants have not been finalized. The debt and anticipated warrants were recorded at their relative fair values. The resulting discount is amortized to interest expense over the term of the debt. The lender has granted a payment forbearance for the note and all unpaid principal and interest, accrued at the default interest rate of 18% per annum beginning January 1, 2022, will be paid at maturity, which has been postponed to a date that has not yet been determined.

The future minimum payments of the Company’s notes payable obligations as of December 31, 2021 are as follows. The unamortized discount will be amortized through November 2023.

Year ended
December 31,	Amount
2022	$4,074,783
2023	20,631,773
2024	351,937
25,058,493
Less: unamortized discount	(4,719,209)
Less: imputed interest	(552,960)
19,786,324
Less: current portion	(3,521,822)
$16,264,502

A summary of interest expense for the three months ended December 31, 2021 and 2020 is as follows.

	Three months ended December 31,
	2021	2020
Amortization of debt discounts from equity issuances and beneficial conversion features	$1,559,401	$126,264
Amortization of debt discounts from success and other fees	306,310	—
Stated interest paid or accrued	1,203,932	569,444
Finance charges and other interest	817	12,659
	3,070,460	708,367
Less: interest capitalized to construction in progress	(1,860,070)	—
	$1,210,390	$708,367

Note 7 - Concentrations

For the three months ended December 31, 2021 and 2020, substantially all of the Company's revenue was generated from a single customer. Given the agreement with the license holder, although the Company’s products are distributed to numerous dispensaries throughout Arizona, all sales are made through the license holder. The Company's wholly owned subsidiary provides cannabis products to this customer under a three-year Cultivation Management Services Agreement that commenced on April 1, 2020. Provisions of the agreement require 30-day written notice to terminate except for the following circumstances, in which case the agreement is cancellable with no notice: (i) uncured default; (ii) gross negligence, intentional, or willful misconduct by either party; (iii) federal or state enforcement action against either party; (iv) any change or revocation of state or local law that has the effect of prohibiting the legal operation of the Cultivation Facility; (v) the dispensary license renewal is not approved; (vi) the dispensary fails to maintain its dispensary license in good standing with the regulators resulting in the revocation of the dispensary license.

Note 8 - Commitments and Contingencies

The production and possession of marijuana is prohibited on a national level by the Controlled Substances Act, though the state of Arizona allows these activities to be performed at licensed facilities such as BSSD. If the federal government decides to change its policy on the enforcement of the Controlled Substances Act, it would have a material adverse effect on our business.

The Company entered into a 60 month lease with VGI Citadel LLC, a related party, to rent office space for its corporate headquarters which began in June 2019. The monthly lease payments were $6,478 for the first twelve months and include all utilities and an estimated amount for common area maintenance and real estate taxes. The monthly lease payments increase to $6,653, $6,828, $7,003, and $7,178 for years two through five, respectively. Rent expense for the three months ended December 31, 2021 and 2020 on this lease was $23,200 and $20,710, respectively. Interest was imputed using a discount rate of 20%. The lease does not include renewal options. The future lease payments are as follows.

Year ended
December 31,	Amount
2022	$83,165
2023	85,266
2024	35,891
204,322
Less: imputed interest	(43,710)
160,612
Less: current portion:	(55,935)
$104,677

In August 2021, the Company signed a ten-year lease to rent approximately 7,000 square feet of retail space in Broomfield, Colorado. The lease will call for base rent payments of $12,097, plus a prorated share of taxes and operating expenses, per month for the first year and escalate each year to $15,786 per month in year 10. The commencement of this lease is contingent upon the Company obtaining a license for the retail sale of recreational and medical marijuana. The Company shall pay $3,500 per month as consideration to the landlord for keeping the premises available until the contingency is met. The agreement will terminate if the contingency is not met. At December 31, 2021, the contingency has not been met. As such, the future minimum rental payments under this lease have not been included in the Company’s right of use asset and liability at December 31, 2021 or the future lease payments schedule above.

In September 2021, the Company signed a seven-year lease to rent approximately 3,000 square feet of retail space in Biddeford, Maine. The lease will call for base rent payments of $6,604, plus taxes and operating expenses, per month for the first year and escalate each year to $7,886 per month in year seven. The commencement of this lease is contingent upon the issuance and receipt of a license and city approval. The Company shall pay $4,500 per month, plus utilities and operating expenses as consideration to the landlord for keeping the premises available until the contingency is met. The agreement will terminate if the contingency is not met. At December 31, 2021, the contingency has not been met. As such, the future minimum rental payments under this lease have not been included in the Company’s right of use asset and liability at December 31, 2021 or the future lease payments schedule above.

In October 2021, the Company entered into a commercial lease agreement to rent 12,000 square feet located in Denver, Colorado. The lease has a term of five years with escalating monthly base rent beginning at $6,354 and escalating each year to $7,295 in year five. Commencement of the lease is contingent upon the Company receiving an approved retail license within 120 days from October 22, 2021. The agreement will terminate if the contingency is not met. At December 31, 2021, the contingency has not been met. As such, the future minimum rental payments under this lease have not been included in the Company’s right of use asset and liability at December 31, 2021 or the future lease payments schedule above.

As of December 31, 2021 and September 30, 2021, the Company has accrued unpaid payroll taxes and estimated penalties and interest of approximately $2,000,000 and $2,400,000, respectively, and is included in accrued expenses in the accompanying condensed consolidated balance sheets.

There are no material pending legal proceedings in which the Company or any of its subsidiaries is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of its voting securities, or security holder is a party adverse to us or has a material interest adverse to the Company.

Note 9 - Related Party Transactions

As discussed in Note 5, the Company completed the purchase of 44 acres of land from a related party for $3.0 million plus expenses. The land-owner is one of the original members of BSSD and a current employee of the Company.

As discussed in Note 6, the Company has entered into various loan agreements with Viridis or its related entities. Two members of Viridis serve on the Company’s board of directors and one of these members also serves as the Company’s Chief Executive Officer.

As discussed in Note 6, the Company has a loan agreement with Stockbridge Enterprises. Stockbridge Enterprises holds more than 5% of the Company’s common stock.

As discussed in Note 8, the Company has a lease agreement with VGI Capital LLC. Two members of VGI Capital LLC serve on the Company’s board of directors and one of these members also serves as the Company’s Chief Executive Officer.

During the three months ended December 31, 2021 and 2020, the Company purchased cultivation supplies from a related party in the amount of $12,993 and $10,089, respectively. This related party is owned by the father of a stockholder that holds more than 5% of the Company’s common stock.

Included in our accounts payable at December 31, 2021 and September 30, 2021 is approximately $158,000, and $138,000, respectively in amounts due to related parties.

Note 10 - Stockholders' Equity

Warrants

The following table summarizes the Company’s warrant activity for the three months ended December 31, 2021:

	Common Shares Issuable Upon Exercise of Warrants	Weighted Average Exercise Price	Weighted Average Contractual Term in Years	Aggregate Intrinsic Value
Balance of warrants at September 30, 2021	46,095,000	2.08	3.9	14,243,000

Warrants granted	1,739,744	2.81	3.0	—

Balance of warrants at December 31, 2021	47,834,744	$2.10	$3.7	$5,932,122

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company’s common stock as of December 31, 2021, for those awards that have an exercise price currently below the closing price as of December 31, 2021. Awards with an exercise price above the closing prices as of December 31, 2021 are considered to have no intrinsic value.

The Company estimates the fair value of warrants issued using the Black-Scholes option-pricing model. The following range of assumptions were used during the three months ended December 31, 2021. No warrants were issued, exercised or forfeited during the three months ended December 31, 2020.

Three months ended December 31,
2021
Expected stock price volatility	92% - 130%
Risk-free interest rate	0.10% - 0.30%
Expected term (years)	1.0 - 2.0
Expected dividend yield	0%
Black-scholes value	$0.34 - $0.89

Stock Options

On June 21, 2019, our shareholders voted to approve the 2019 Equity Incentive Plan (the “2019 Plan”). Pursuant to the 2019 Plan, the maximum aggregate number of Shares available under the Plan through awards is the lesser of: (i) 6,000,000 shares, increased each anniversary date of the adoption of the plan by 2 percent of the then-outstanding shares, or (b) 10,000,000 shares. We have 4,141,021 shares available for issuance under the 2019 Plan. The maximum contractual term of the award is 10 years. The vesting period for options outstanding at December 31, 2021 ranges from 6 months to four years.

The following table summarizes the Company’s stock option activity for the three months ended December 31, 2021:

	Common Shares Issuable Upon Exercise of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (1)
Balance of Options at September 30, 2021	5,217,315	1.23	8.9	2,633,375

Options granted	31,913	0.80	9.7	22,000
Forfeited/Cancelled	(42,977)	1.00	—	—

Balance of Options at December 31, 2021	5,206,251	$1.22	8.7	$153,597

Exercisable at December 31, 2021	2,208,562	$1.29	7.9	$471,080
Unvested at December 31, 2021	2,997,689	$1.18

	Number of Options	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	2,997,689	$1.18
Granted during the three months ended December 31, 2021	31,913	$1.72
Forfeited during the three months ended December 31, 2021	42,977	$0.96

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company’s common stock as of December 31, 2021, for those awards that have an exercise price currently below the closing price as of December 31, 2021. Awards with an exercise price above the closing prices as of December 31, 2021 are considered to have no intrinsic value.

The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model. The following range of assumptions were used during the three months ended December 31, 2021. No options were granted, exercised or forfeited during the three months ended December 31, 2020.

Three months ended December 31,
2021
Expected stock price volatility	161% - 164%
Risk-free interest rate	.9% - 1.1%
Expected term (years)	5.0 - 5.5
Expected dividend yield	0%
Black-scholes value	$1.48 - $3.01

During the three months ended December 31, 2021 and 2020, the Company recognized compensation expense of $507,294 and $304,672, respectively. At December 31, 2021, there was $2,798,762 of total unrecognized compensation cost. This unrecognized cost is expected to be recognized over the weighted average vesting period of 1.4 years.

Note 11 – Segment Information

The Company has identified two segments: the cultivation, production and sale of cannabis products (Cultivation) and the sales of Unity Rd. franchises to dispensaries (Franchising). The following table presents segment information for the three months ended December 31, 2021. Segment information for the three months ended December 31, 2020 has not been presented as the Company did not acquire the Franchising segment until the closing of the acquisition of OCG, Inc. effective March 19, 2021.

	Cultivation	Franchising	Corporate	Total
Revenues from external customers	$6,141,217	$30,418	$14,376	$6,186,011
Operating income (loss)	1,569,295	(959,139)	(2,744,780)	(2,134,624)
Interest expense	196	22,810	1,187,384	1,210,390
Depreciation and amortization	31,265	300,739	107,131	439,135

Additions to property, equipment and construction in progress	—	—	8,399,584	8,399,584
Property, equipment and construction in progress, net	658,276	77,630	18,470,158	19,206,064
Total assets (after intercompany eliminations)	7,905,440	68,151,658	40,963,918	117,021,016

Note 12 - Subsequent Events

Subsequent to December 31, 2021 the following events have occurred.

In January 2022, the Company executed on a short-term financing arrangement. The net proceeds of $2.45 million were used to repay the outstanding principal and interest of note payable (l) in Note 6 - Debt above in the amount of approximately $1.84 million. The remaining approximately $610,000 of proceeds will be used for general working capital purposes. Payments of $66,468 are due weekly until $3.35 million is repaid. This results in an effective interest rate of approximately 34%.

The Company signed a Co-Management Agreement with a dispensary in Oklahoma for a term of three years. As part of the Co-Management Agreement, the Company purchased substantially all of the assets of the dispensary, excluding cannabis and cannabis related products, and assumed the dispensary’s lease. The purchase price is $130,000, payable at $32,500 on the effective date and $32,500 each 30, 60 and 90 days after the effective date. In addition, the Company will pay $1,667 per month for 35 months. Finally, the Company will pay the seller $65,000 in the Company’s common stock at a 10% discount to the stock’s 10-day volume weighted average.

The Company has issued 97,840 shares of common stock related to the Co-Management Agreement discussed above and for other services received.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended September 30, 2021 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company's Annual Report on Form 10-K for the year ended September 30, 2021, filed with the Securities and Exchange Commission (the "SEC") on January 13, 2022.

Forward-Looking Statements

The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the securities Exchange Act of 1934, as amended, (the "Exchange Act"), which are subject to the "safe harbor" created by those sections. The words "anticipated," "believes," "estimates," "expects," "intends," "may," "plans," "projects," "will," "should," "could," "predicts," "potential," "continue," "would," and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements that we make. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements. All forward-looking statements in this Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. In evaluating these statements, you should specifically consider various factors, uncertainties and risks that could affect our future results or operations. These factors, uncertainties and risks may cause our actual results to differ materially from any forward-looking statement set forth in this quarterly report on Form 10-Q. You should carefully consider these risks and uncertainties described and other information contained in the reports we file with or furnish to the SEC before making any investment decision with respect to our securities. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

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

The Arizona expansion has continued in fiscal year 2022 and is expected to continue thereafter. The Company has tripled production since October 1, 2020, while beginning construction on phase 1 of its construction plan to build additional cultivation space. Phase 1 plans total over 60,000 square feet of additional cultivation and processing space, and the planned remaining five phases would add over 560,000 square feet of cultivation and processing space. By the conclusion of their master site development, the Company anticipates a total of more than 640,000 square feet of cultivation and processing space; there is no assurance the Company can complete these construction projects as planned.

Item 9 Labs Corp. has continued its expansion plans into other states as well as the Company acquired (pending regulatory approval) cultivation and processing licenses in Nye County, Nevada which will be paired with their Nevada facility. In fiscal 2019, the Company broke ground on their 20,000 square foot cultivation and processing facility in Nevada. The facility is now approximately 70% complete. Construction recommenced, after a pause due to Covid-19, in August 2021. The Company aims to commence operations in Nevada in fiscal year 2022.

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

If completed, this will be the first corporate-owned shop under its cannabis dispensary franchise brand, Unity Rd., and is anticipated to open in early fiscal year 2022. Currently, the Company is awaiting regulatory approval by Colorado's Marijuana Enforcement Division (“MED”). This APA is part of an overarching acquisition strategy that is intended to accelerate national expansion by creating turnkey investment opportunities for Unity Rd. franchisees. The Company plans to convert acquired dispensaries into Unity Rd. shops, operate them internally and sell them to an existing or future franchise partner. This offers an expedited solution for entrepreneurs seeking immediate entry into cannabis. The Company is targeting numerous similar transactions in the next 12 months to gain a deeper market penetration in select markets. Subsequently and/or concurrently, the Company plans to introduce the Item 9 Labs suite of products to the same markets through the acquisition of cultivation and production licenses or through joint ventures with qualified local, licensed operators.

Results of Operations

	Three months ended December 31,
	2021	2020	$ Change	% Change
Revenues, net	$6,186,011	$3,039,564	$3,146,447	104%
Cost of revenues	3,787,245	1,608,131	2,179,114	136%
Gross profit	2,398,766	1,431,433	967,333	68%
Operating expenses
Professional fees and outside services	657,445	293,955	363,490	124%
Payroll and employee related expenses	2,150,706	1,103,304	1,047,402	95%
Sales and marketing	439,436	43,181	396,255	918%
Depreciation and amortization	439,135	142,545	296,590	208%
Other operating expenses	846,668	214,537	632,131	295%
Total operating expenses	4,533,390	1,797,522	2,735,868	152%
Loss from operations	(2,134,624)	(366,089)	(1,768,535)	483%
Other expense, net	(1,210,390)	(708,367)	(502,023)	71%
Net loss, before income tax provision (benefit)	(3,345,014)	(1,074,456)	(2,270,558)	211%
Income tax provision (benefit)	—	—	—	0%
Net loss	$(3,345,014)	$(1,074,456)	$(2,270,558)	211%

Revenues

The increase in revenue was primarily due to a change in certain processes and procedures in the Company’s lab during the year ended September 30, 2021. That is, during fiscal year 2021, the Company purchased equipment to automate certain manual processes. The purchase of this equipment made certain processes, such as the filling of cartridges, more efficient, which allowed for increased output. In order to support this increased output, the Company purchases certain inventory materials from third party vendors that it had previously produced itself. This allows the Company to avoid interruptions in production due to a lack of material. Further, during fiscal year 2021, the Company added and reorganized post-production space to more efficiently package its products for sale. This allows the Company to deliver its products to the dispensaries more timely. The demand for the Company’s products is greater than the supply it is able to produce and the changes in processes and procedures in the Company’s lab allowed the Company to increase production more than 100% during the three months ended December 31, 2021 compared to the same period of the prior fiscal year. Management anticipates revenues to continue to grow as the revenue trends are positive month over month.

Cost of Revenues

Cost of revenues consist primarily of labor, materials, supplies and utilities. Cost of revenues as a percentage of revenues was 61% for the three months ended December 31, 2021 compared to 53% for the same period ended December 31, 2020. The Company was able to increase operational efficiency throughout fiscal year 2021. However, the cost of the purchased inventory materials discussed above and increases in other costs, such as product testing, primarily negated these efficiency gains. Management will remain focused on reducing costs through bulk purchasing, implementing additional efficiencies in production and making additional investments in property and equipment. The Company believes that it will continue reducing the overall cost of revenues and cost of revenues will increase at a lower rate than revenues in future periods, which will lead to increased profit margins.

Gross Profit

The decrease in gross profit was due to increases in revenue offset by increases in purchased inventory materials and other costs. With the Company’s continued efforts to increase capacity and focus on efficiencies and reducing costs, management expects gross profit to grow going forward.

Operating Expenses

Professional fees and outside services increased primarily due to the amortization of prepaid consulting agreements that were entered into subsequent to the three months ended December 31, 2020 and additional expenses incurred for corporate advisory services, and investor and public relations services. The increase in payroll expenses was primarily due to the scheduled amortization of stock-based compensation expense for stock options granted subsequent to the three months ended December 31, 2020. Further, payroll expenses increased due to an increase in employee headcount during fiscal year 2021 and the three months ended December 31, 2021. Sales and marketing expenses increased due to increased spending on marketing and branding initiatives during the three months ended December 31, 2021. The increase in depreciation and amortization is due to the scheduled amortization of intangible assets acquired in the OCG Inc. acquisition in March 2021. Other operating expenses increased primarily due to increases in insurance expenses, travel related expenses and additional IT support for the increase in employees. Total operating expenses as a percentage of gross profit increased from 126% for the three months ended December 31, 2020 to 189% for the three month periods ended December 31, 2021. Management believes this ratio will decrease for the Cultivation segment going forward as the expectation is that revenues will continue to grow at a higher rate than operating expenses, however, management believes that operating expenses will outpace revenues for the Franchising segment as the Franchising segment continues to perform on its growth initiatives.

Other Expense, net

Other expenses consist of interest expense of $1,210,390 and $708,367 for the three months ended December 31, 2021 and 2020, respectively. The increase in interest expense was primarily the result of the continued interest and amortization of debt discounts for debt outstanding at December 31, 2020 and the additional interest and amortization of debt discounts for debt incurred subsequent to December 31, 2020. This increase in interest expense was offset by debt and amortization of debt discounts that were capitalized to construction in progress related to the Company’s capital projects.

Adjusted EBITDA

Management uses the non-GAAP measurement of earnings before interest, taxes, depreciation, amortization, stock-related compensation expense, acquisition-related costs, and other adjustments, or “Adjusted EBITDA,” to evaluate the Company’s performance.  Adjusted EBITDA is a non-GAAP measure that is also frequently used by analysts, investors and other interested parties to evaluate the market value of companies considered to be in similar businesses. The Company suggests that Adjusted EBITDA be viewed in conjunction with its reported financial results or other financial information prepared in accordance with accounting principles generally accepted in the United States, or “US GAAP.”

The following table reflects the reconciliation of net loss to Adjusted EBITDA for the three months ended December 31, 2021 and 2020:

	Three months ended December 31,
	2021	2020
Net loss	$(3,345,014)	$(1,074,456)
Depreciation and amortization	439,135	142,545
Interest expense	1,210,390	708,367
Stock-based expense	507,294	467,908
Acquisition related costs	—	179,677
Adjusted EBITDA	$(1,188,195)	$424,041

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

The Company’s primary need for liquidity is to fund working capital requirements of its business, capital expenditures, acquisitions, debt service, and for general corporate purposes. The Company’s primary source of liquidity is funds generated from revenues, financing activities and from private placements. The Company’s ability to fund its operations, to make planned capital expenditures, to make planned acquisitions, to make scheduled debt payments, and to repay or refinance indebtedness depends on its future operating performance and cash flows, which are subject to prevailing economic conditions and financial, business and other factors, some of which are beyond the Company’s control.

The accompanying condensed consolidated financial statements have been prepared assuming the continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and has incurred net losses since its inception. These losses, with the associated substantial accumulated deficit, are a direct result of the Company's planned ramp up period as it is pursuing market acceptance and geographic expansion. In view of these matters, realization of a major portion of the assets in the accompanying condensed consolidated balance sheets is dependent upon continued operations of the Company which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations. The Company operates in a new, developing industry with a variety of competitors. These factors raise substantial doubt about the Company's ability to continue as a going concern.

In order to continue as a going concern, the Company will need to generate additional revenue and obtain additional capital to fund its operating losses and service its debt. Management's plans in regard to these matters are described as follows:

Sales and Marketing. Historically, the Company has generated the majority of its revenues by providing its products to dispensaries throughout the state of Arizona. The Company's revenues have increased significantly since its inception in May 2017. Management will continue its plans to increase revenues in the Arizona market by providing superior products. Additionally, as capital resources become available, the Company plans to expand into additional markets outside of Arizona, with construction of a cultivation and processing facility nearing completion in Nevada. The Company believes that it will continue reducing the overall cost of revenues and cost of revenues will increase at a lower rate than revenues in future periods, which will lead to increased profit margins.

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

As of December 31, 2021, the Company had $160,711 of cash and cash equivalents and negative working capital of ($7,351,332) (current assets minus current liabilities), compared with $1,454,460 of cash and cash equivalents and negative working capital of ($4,393,385) as of September 30, 2021. The decrease of $2,957,947 in the Company’s working capital was primarily due to decreases in cash and inventory. Additionally, the Company’s working capital decreased due to increases in accounts payable and accrued expenses. The $1,293,749 decrease in cash and cash equivalents was primarily due to the purchases of property, equipment and construction in progress related to the Company’s capital projects. The Company is an early-stage growth company. It is generating cash from sales and is investing its capital reserves in current operations and new acquisitions that are expected to generate additional earnings in the long term. The Company expects that its cash on hand and cash flows from operations, along with private and/or public financing, will be adequate to meet its capital requirements and operational needs for the next 12 months, although no assurance can be given that private and/or public financing can be obtained on terms acceptable to the Company, or at all.

Cash Flows

The following table summarizes the sources and uses of cash for each of the periods presented:

	Three months ended December 31,
	2021	2020	$ Change	% Change
Net cash used in operating activities	$(267,694)	$(1,932,533)	$1,664,839	-86%
Net cash used in investing activities	(1,439,155)	(1,190,875)	(248,280)	21%
Net cash provided by financing activities	413,100	4,652,308	(4,239,208)	-91%
Net increase (decrease) in cash and cash equivalents	$(1,293,749)	$1,528,900	$(2,822,649)	-185%

Operating Activities

During the three months ended December 31, 2021, operating activities used $267,694 of cash and cash equivalent, primarily resulting from a net loss of $3,345,041 which was offset by net cash provided by operating assets and liabilities of $1,137,981. There was significant non-cash activity that contributed to the net loss totaling $1,939,339 including depreciation and amortization of $441,764, amortization of debt discount of $990,281, and stock based compensation of $507,294.

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

Investing Activities

During the three months ended December 31, 2021, investing activities used $1,439,155 of cash and cash equivalents, consisting primarily of $2,492,445 in purchases of property, equipment and construction in progress, offset by $1,053,290 of cash received from the escrow deposit accounts.

During the three months ended December 31, 2020, investing activities used $1,190,875 of cash, consisting primarily of $499,452 in purchase of property and equipment and $696,293 of deposits paid on an acquisition.

Financing Activities

During the three months ended December 31, 2021, financing activities provided $413,100, consisting of $1,500,000 in proceeds from the issuance of debt and offset by $1,068,150 in debt payments made.

During the three months ended December 31, 2020, financing activities provided $4,652,308, consisting of $5,791,225 in proceeds from the issuance of stock offset by $1,138,917 in debt payments made.

Given that our cash needs are strongly driven by our growth requirements, we also intend to maintain a cash reserve for other risk contingencies that may arise.

We intend to meet our cash requirements for the next 12 months through the use of the cash we have on hand and through business operations, future equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. We have filed an offering document on Form 1-A with the Securities and Exchange Commission in order to sell units comprising of one share of common stock and one warrant. We are also in discussion with various potential capital partners to provide additional debt capital for accretive acquisitions. We do not have any other arrangements in place to complete any private placement financings of debt and equity. There is no assurance that we will be successful in completing the offering on Form 1-A, or in finding a capital partner to provide additional debt capital or any other such financings on terms that will be acceptable to us.

Off-Balance Sheet Arrangements

We are not currently a party to, or otherwise involved with, any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with US GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. Critical accounting policies and estimates in these condensed consolidated financial statements are those related to revenue recognition, valuation of options, warrants and debt discounts, carrying value of intangible assets subject to amortization, infinite life intangible assets and goodwill, stock-based compensation, and income taxes. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated. For a discussion of our critical accounting policies, refer to Part I, item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our annual report on Form 10-K for the year ended September 30, 2021. Management believes that there have been no changes in our critical accounting policies during the three months ended December 31, 2021.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2021.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting subsequent to the fiscal year ended September 30, 2021, which were identified in connection with our management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company issued 142,365 shares related to the issuance of debt, 16,666 of shares issued for services received and 9,896 related to the exercise of stock options during the three months ended December 31, 2021.

2.	Subsequent Issuances:

Subsequent to December 31, 2021, the Company issued 97,840 shares of common stock related to the Co-Management Agreement and for other services received.

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

Item 9 Labs Corp.

Date: February 14, 2022	By:	/s/ Andrew Bowden
	Name: Title:	Andrew Bowden Chief Executive Officer (Principal Executive Officer)

Date: February 14, 2022	By:	/s/ Robert Mikkelsen
	Name: Title:	Robert Mikkelsen Chief Financial Officer (Principal Financial Officer)

