Form 10-Q
period 2022-03-31
Item 9 Labs Corp.
filed 2022-05-16
CIK 1500123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 16, 2022, there were 96,184,557 shares of the issuer's common stock, $0.0001 par value per share, outstanding.

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

ITEM 9 LABS CORP.

FORM 10-Q

DECEMBER 31, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEX	F-1
Condensed Consolidated Balance Sheets as of March 31, 2022 (Unaudited) and September 30, 2021	F-2
Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended March 31, 2022 and 2021	F-3
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three and Six Months Ended March 31, 2022 and 2021	F-4
Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2022 and 2021	F-5
Notes to Condensed Consolidated Financial Statements (Unaudited)	F-6

ITEM 9 LABS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2022	2021
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$105,128	$1,454,460
Accounts receivable, net	1,177,003	1,448,280
Inventory	4,819,619	6,391,351
Prepaid expenses and other current assets	782,556	802,558
Total current assets	6,884,306	10,096,649

Property and equipment, net	24,009,739	10,877,848
Right of use asset	730,516	156,938
Construction escrow deposits	10,096,928	17,744,913
Deposits	98,701	600,000
Other assets	1,229,940	608,874
Intangible assets, net	19,590,433	18,659,095
Goodwill	58,233,386	58,064,816
Total Assets	$120,873,949	$116,809,133

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$5,522,921	$3,759,818
Accrued payroll and payroll taxes	2,646,036	2,678,694
Accrued interest	1,792,925	1,391,766
Accrued expenses	1,241,683	1,169,776
Deferred revenue, current portion	219,992	119,992
Notes payable, current portion, net of discounts	21,136,912	4,536,002
Income tax payable	3,324	—
Operating lease liability, current portion	219,773	56,592
Convertible notes payable, net of discounts	2,815,880	1,277,394
Total current liabilities	35,599,446	14,990,034

Deferred revenue, net of current portion	345,855	655,851
Operating lease liability, net of current portion	518,520	104,406
Notes payables, net of current portion and discounts	1,645,043	14,957,399
Total liabilities	38,108,864	30,707,690

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $.0001 per share, 2,000,000,000 shares authorized; 108,269,428 and 107,074,417 shares issued and 95,969,428 and 94,774,417 shares outstanding at March 31, 2022 and September 30, 2021, respectively	10,827	10,707
Additional paid-in capital	137,280,385	133,414,830
Accumulated deficit	(41,097,186)	(33,874,094)
Treasury stock	(13,450,000)	(13,450,000)

Total Item 9 Labs Corp. Stockholders' Equity	82,744,026	86,101,443
Non-controlling interest	21,059	—

Total Stockholders' Equity	82,765,085	86,101,443

Total Liabilities and Stockholders' Equity	$120,873,949	$116,809,133

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITEM 9 LABS CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended	For the three months ended	For the six months ended	For the six months ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Revenues, net	$6,638,186	$6,110,631	$12,824,197	$9,150,195
Cost of revenues	3,960,948	3,121,045	7,748,193	4,729,176
Gross profit	2,677,238	2,989,586	5,076,004	4,421,019

Operating expenses
Professional fees and outside services	556,721	613,758	1,214,166	907,713
Payroll and employee related expenses	3,055,244	1,318,842	5,205,950	2,422,146
Sales and marketing	613,902	84,165	1,053,338	127,346
Depreciation and amortization	442,477	105,897	881,612	248,442
Other operating expenses	786,167	349,517	1,632,835	564,054
Provision for (recovery of) bad debt	(5,000)	—	(5,000)	—
Total expenses	5,449,511	2,472,179	9,982,901	4,269,701

Income (loss) from operations	(2,772,273)	517,407	(4,906,897)	151,318

Other income (expense)
Interest expense	(1,097,373)	(468,387)	(2,307,763)	(1,176,754)
Other income	318	—	318	—
Total other income (expense), net	(1,097,055)	(468,387)	(2,307,445)	(1,176,754)

Net income (loss), before income tax provision (benefit)	(3,869,328)	49,020	(7,214,342)	(1,025,436)

Income tax provision (benefit)	3,324	—	3,324	—

Net income (loss)	(3,872,652)	49,020	(7,217,666)	(1,025,436)

Less: Net income attributable to non-controlling interest	5,426	—	5,426	—

Net income (loss) attributable to Item 9 Labs Corp.	$(3,878,078)	$49,020	$(7,223,092)	$(1,025,436)

Basic net income (loss) per common share	$(0.04)	$0.00	$(0.08)	$(0.02)

Basic weighted average common shares outstanding	95,271,726	65,880,141	95,088,960	62,143,521

Diluted net income (loss) per common share	$(0.04)	$0.00	$(0.08)	$(0.02)

Diluted weighted average common shares outstanding	95,271,726	84,938,235	95,088,960	62,143,521

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITEM 9 LABS CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

THREE AND SIX MONTHS ENDED MARCH 31, 2022 AND 2021

	Item 9 Labs Corp. Equity
			Additional				Non-
	Common Stock		Paid-in	Treasury Stock		Accumulated	Controlling
	Shares	Amount	Capital	Shares	Amount	(Deficit)	Interest	Total
Balance at September 30, 2020	68,336,113	$6,834	$44,426,737	(12,300,000)	$(13,450,000)	$(22,968,322)	$—	$8,015,249
Stock issued for cash, net	6,813,206	681	5,790,544	—	—	—	—	5,791,225
Issuance of shares for services	111,765	11	163,225	—	—	—	—	163,236
Stock based compensation	—	—	304,672	—	—	—	—	304,672
Net loss	—	—	—	—	—	(1,074,456)	—	(1,074,456)
Balance at December 31, 2020	75,261,084	7,526	50,685,178	(12,300,000)	(13,450,000)	(24,042,778)	—	13,199,926

Stock issued for cash, net	8,433,437	843	7,167,740	—	—	—	—	7,168,583
Stock issued for acquisition	19,080,000	1,908	64,998,092	—	—	—	—	65,000,000
Warrants issued for acquisition	—	—	51,081,066	—	—	—	—	51,081,066
Stock to be issued for convertible notes	1,335,000	134	(134)	—	—	—	—	—
Warrants issued with convertible notes	—	—	926,198	—	—	—	—	926,198
Beneficial conversion features	—	—	428,802	—	—	—	—	428,802
Stock based compensation	—	—	304,672	—	—	—	—	304,672
Net income	—	—	—	—	—	49,020	—	49,020
Balance at March 31, 2021	104,109,521	$10,411	$175,591,614	(12,300,000)	$(13,450,000)	$(23,993,758)	$—	$138,158,267

Balance at September 30, 2021	107,074,417	$10,707	$133,414,830	(12,300,000)	$(13,450,000.00)	$(33,874,094)	$—	$86,101,443
Stock issued for debt inducement	142,365	14	128,348	—	—	—	—	128,362
Warrants issued with debt	—	—	574,239	—	—	—	—	574,239
Beneficial conversion feature	16,666	2	25,830	—	—	—	—	25,832
Stock based compensation	—	—	507,294	—	—	—	—	507,294
Stock issued on exercise of options	9,896	1	(1)	—	—	—	—	—
Net loss	—	—	—	—	—	(3,345,014)	—	(3,345,014)
Balance at December 31, 2021	107,243,344	10,724	135,120,587	(12,300,000)	(13,450,000)	(37,219,108)	—	84,462,203

Stock issued for cash, net	278,000	28	288,813	—	—	—	—	288,841
Stock issued for acquisition	69,892	7	64,993	—	—	—	—	65,000
Stock issued for licenses	300,000	30	335,970	—	—	—	—	336,000
Stock issued for debt inducement	25,000	2	24,998	—	—	—	—	25,000
Beneficial conversion feature	—	—	25,000	—	—	—	—	25,000
Issuance of shares for services	335,159	34	328,466	—	—	—	—	328,500
Stock based compensation	—	—	1,091,560	—	—	—	—	1,091,560
Stock issued on exercise of options	18,033	2	(2)	—	—	—	—	—
Non-controlling interest	—	—	—	—	—	—	15,633	15,633
Net income (loss)	—	—	—	—	—	(3,878,078)	5,426	(3,872,652)
Balance at March 31, 2022	108,269,428	$10,827	$137,280,385	(12,300,000)	$(13,450,000)	$(41,097,186)	$21,059	$82,765,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITEM 9 LABS CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended	For the six months ended
	March 31, 2022	March 31, 2021
Operating Activities:
Net loss	$(7,217,666)	$(1,025,436)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	146,078	64,570
Amortization of intangible assets	735,534	183,872
Amortization of right of use asset	29,964	27,977
Amortization of debt discounts	1,728,325	272,359
Common stock issued for services	271,925	163,236
Stock based compensation expense	1,598,854	609,344
Recovery of bad debt	(5,000)	—
Loss on disposal of fixed assets	10,841	—
Changes in operating assets and liabilities:
Accounts receivable	271,277	(2,213,229)
Inventory	1,587,365	(3,622,372)
Prepaid expenses and other current assets	(234,057)	(1,024,680)
Accounts payable	1,810,603	1,107,669
Accrued payroll	(32,658)	308,893
Income tax payable	3,324	—
Accrued interest	324,397	442,693
Accrued expenses	(320,350)	253,474
Deferred revenue	(209,996)	—
Operating lease liability	(26,247)	(27,977)
Net Cash Provided by (Used in) Operating Activities	373,812	(4,479,607)

Investing Activities:
Deposit on acquisition	—	(1,685,368)
Cash paid for acquisitions	(70,724)	—
Purchases of property, equipment and construction in progress	(3,235,125)	(739,560)
Cash received for note receivable	5,000	5,000
Cash received from construction escrow accounts	794,807	—
Cash acquired in acquisition	6,143	94,596
Cash paid to acquisition escrow accounts	(381,932)	—
Capitalized license fees	—	(2,790)
Purchase of license	(1,130,872)	—
Net Cash Used in Investing Activities	(4,012,703)	(2,328,122)

Financing Activities:
Proceeds from the sale of common stock	288,841	12,959,808
Payment of debt discount	(35,750)	—
Proceeds from the issuance of debt	3,980,762	1,355,000
Payment of debt	(1,944,294)	(3,283,879)
Net Cash Provided by Financing Activities	2,289,559	11,030,929

Net Increase (Decrease) in Cash	(1,349,332)	4,223,200

Cash and cash equivalents- Beginning of Period	1,454,460	84,677

Cash and cash equivalents - End of Period	$105,128	$4,307,877

Supplemental disclosure of cash flow information:
Interest paid in cash	$1,990,720	$461,702
Income taxes paid in cash	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Stock issued for acquisitions	$65,000	$65,000,000
Stock issued for acquisition of a license	$336,000	$—
Accrued interest transferred to debt	$1,762	$160,590
Warrants issued for debt and acquisition	$574,239	$52,007,264
Stock issued for debt	$203,194	$—
Non-controlling interest	$15,633	$—
Stock issuance costs paid in stock	$89,645	$—
Fixed assets purchased with debt	$—	$50,914
Debt issued for acquisition of a license	$200,000	$—
Debt proceeds used to pay debt discounts	$80,000	$—
Land purchased with escrow funds and deposit	$3,000,000	$—
Stock issued to pay accounts payable and prepay expenses	$292,500	$—
Operating lease right of use asset and liability	$603,542	$—
Beneficial conversion feature on convertible debt	$495,047	$428,802
Construction in progress paid with escrow funds	$4,937,018	$—
Accrued debt discount fees	$75,000	$—
Debt discount amortization capitalized to construction in progress	$1,763,399	$—
Accrued liabilities capitalized in construction in progress	$272,981	$—

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

In March 2021, the Company closed on the acquisition of OCG, Inc, dba Unity Rd, a dispensary franchisor. The transaction was structured as a reverse triangular merger, with the effect of OCG, Inc. becoming a wholly owned subsidiary of the Company. Unity Rd has agreements with more than twenty (20) entrepreneurial groups to open more than thirty (30) Unity Rd retail dispensary locations in twelve (12) states. The majority of the locations are in the licensing process. We currently have one franchisee operating in Boulder, Colorado. Unity Rd will be the vehicle to bring Item 9 Labs products across the United States and internationally, while keeping dispensaries locally owned and operated, empowering entrepreneurs to operate their business and contribute to their local communities. As the Unity Rd dispensaries achieve sufficient market penetration, Item 9 Labs aims to offer its products in those locations to expand the distribution footprint of its premium product offerings.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements of the Company as of March 31, 2022 have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and do not include all of the information and notes necessary for a presentation of financial position and results of operations in accordance with US GAAP and should be read in conjunction with our September 30, 2021 audited financial statements filed with the SEC on our Form 10-K on January 13, 2022. It is management's opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. We derived the September 30, 2021 condensed consolidated balance sheet data from audited financial statements, however, we did not include all disclosures required by US GAAP. The results for the interim period ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending September 30, 2022.

The condensed consolidated financial statements of the Company include the accounts of the Company, and its wholly-owned subsidiaries and a consolidated variable interest entity (“VIE”). Intercompany balances and transactions have been eliminated.

Item 9 Labs consolidates a VIE in which the Company is deemed to be the primary beneficiary.  An entity is generally a VIE if it meets any of the following criteria: (i) the entity has insufficient equity to finance its activities without additional subordinated financial support from other parties, (ii) the equity investors cannot make significant decisions about the entity’s operations or (iii) the voting rights of some investors are not proportional to their obligations to absorb the expected losses of the entity or receive the expected returns of the entity and substantially all of the entity’s activities involve or are conducted on behalf of the investor with disproportionately few voting rights. The Company makes significant judgments in determining whether an entity is a VIE and, for each reporting period, the Company assesses whether it is the primary beneficiary of the VIE. Effective February 1, 2022, the Company was deemed the primary beneficiary of Elevated Connections, Inc. The equity in Elevated Connections, Inc. held by its stockholder has been presented on the balance sheet and the statement of operations as a non-controlling interest.

Certain prior period balances have been reclassified in the accompanying condensed consolidated financial statements to conform to the current period presentation. These reclassifications had no effect on the prior periods’ net income, net loss or accumulated deficit.

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

Inventory

Inventory is stated at the lower of cost or net realizable value with cost being determined on the first in first out method. Inventory primarily consists of the costs directly related to the production and cultivation of cannabis crops, cannabis oils, and cannabis concentrate products. Inventory is relieved to cost of revenues as products are delivered to dispensaries. Inventory consists primarily of labor, utilities, costs of raw materials, packaging, nutrients and overhead.

The Company routinely evaluates the carrying value of inventory for slow moving and potentially obsolete inventory and, when appropriate, will record an adjustment to reduce inventory to its estimated net realizable value. There were no inventory reserves recorded at March 31, 2022 and September 30, 2021.

Licenses

Cannabis licenses vary in term for each jurisdiction. The Company capitalizes all costs associated with the acquisition of cannabis licenses in the year the license is obtained. Subsequent measurement is determined by the length of the term of the license. The Company acquired licenses during the three months ended March 31, 2022 that have indefinite useful lives, subject to annual renewals. Costs associated with maintaining licenses (annual fees) are expensed as incurred. The anticipated maintenance fees are not expected to be material to the condensed consolidated financial statements. Licenses are included on the balance sheet under the heading Intangible assets, net at March 31, 2022 and September 30, 2021.

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

Substantially all of the Company's revenue is associated with a customer contract that represents an obligation to provide cannabis products that are delivered at a single point in time.  Any costs incurred prior to the period in which the products are delivered are recorded to inventory and recognized as cost of revenues in the period in which the performance obligation is completed. For the three months ended March 31, 2022 and 2021, all of the Company's cultivation revenue was generated from performance obligations completed in the state of Arizona.

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

Franchising revenue

Through OCG, Inc., the Company enters into franchise agreements and consulting agreements. The franchise agreement allows the franchisee to, among other things, establish a franchised outlet under the Company’s Unity Rd. brand. Under the consulting agreements, the Company assists customers with applying for and being awarded a retail cannabis license through the state license application process. The initial franchise fee and the consulting fee are due upon execution of the related agreement. These payments are deferred on the condensed consolidated balance sheet and is recognized into revenue on the condensed consolidated statement of operations when (or as) the performance obligations included in the agreements are satisfied. Deferred revenue had a balance of $565,847 and $775,843 at March 31, 2022 and September 30, 2021, respectively, and is included in deferred revenue on the condensed consolidated balance sheets. Revenue recognized during the three months ended March 31, 2022 and 2021 that was included in deferred revenue at September 30, 2021 and 2020 was $204,998 and $0, respectively. Revenue recognized during the six months ended March 31, 2022 and 2021 that was included in deferred revenue at September 30, 2021 and 2020 was $209,996 and $0, respectively.

Net Income (Loss) Per Share

Basic net income (loss) per share does not include dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution of securities that could share in the losses of an entity. Diluted income (loss) per share data is computed using the weighted average number of common and dilutive common equivalent shares outstanding during each period. Dilutive common equivalent shares consist of shares that would be issued upon the exercise of stock options and warrants, computed using the treasury stock method and using the if-converted method for outstanding convertible debt. Under the treasury stock method, the Company will calculate the number of shares issuable under the terms of its options and warrants based on the average market price of Company common stock during the period, and include that number in the total diluted shares figure for the period. Under the if-converted method, the Company will calculate the shares issuable under the terms of its convertible debt instruments. Dilutive securities are not included in the weighted average number of shares when inclusion would be anti-dilutive. A reconciliation of basic and diluted income (loss) per share is as follows:

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Numerator:
Net income (loss) attributable to Item 9 Labs Corp.	$(3,878,078)	$49,020	$(7,223,092)	$(1,025,436)

Denominator:
Weighted average common shares outstanding	95,271,726	65,880,141	95,088,960	62,143,521
Dilutive common share equivalents
Options	—	2,141,528	—	—
Warrants	—	14,161,326	—	—
Convertible notes	—	2,755,240	—	—
Weighted average diluted shares outstanding	95,271,726	84,938,235	95,088,960	62,143,521

Income (loss) per share
Basic	$(0.04)	$0.00	$(0.08)	$(0.02)
Diluted	$(0.04)	$0.00	$(0.08)	$(0.02)

The following table summarizes the securities outstanding at March 31, 2022 and 2021 that were excluded from the diluted net loss per share calculation for the three and six months ended March 31, 2022 and the six months ended March 31, 2021 because the effect of including these potential shares was antidilutive due to the Company’s net loss.

	2022	2021
Potentially dilutive common share equivalents
Options	6,237,693	3,211,709
Warrants	47,938,030	16,500,000
Convertible notes	2,661,571	2,526,969
Potentially dilutive shares outstanding	56,837,294	22,238,678

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

The Company also analyzes conversion options embedded with debt to determine if the conversion options are required to be bifurcated and accounted for at fair value at each reporting period or to determine if there is a beneficial conversion feature. At March 31, 2022 and September 30, 2021, none of the conversion options embedded in the Company’s debt were required to be bifurcated.

Segment Reporting

The Company defines operating segments as components about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances. The Company allocates its resources and assesses the performance of its sales activities based on the services performed by its subsidiaries. For the three and six months ended March 31, 2022, the Company has identified two segments: the cultivation, production and sale of cannabis and cannabis derived products and technologies (“Cultivation”) and the sales of Unity Rd. franchises to dispensaries (“Franchising”).

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

Note 3 – Inventory

Inventory consisted of the following at March 31, 2022 and September 30, 2021.

	March 31,	September 30,
	2022	2021
Raw materials and work in process	$2,811,583	$4,291,095
Finished goods	1,404,820	1,052,375
Packaging and other	603,216	1,047,881
	$4,819,619	$6,391,351

Note 4 – Acquisitions

Oklahoma City dispensary acquisition

In January 2022, the Company signed a Co-Management Agreement with a dispensary in Oklahoma for a term of three years. As part of the Co-Management Agreement, the Company purchased substantially all of the assets of a dispensary, excluding cannabis and cannabis related products and licenses, and assumed the dispensary’s lease. The purchase price was $130,000, payable at $32,500 on the effective date and $32,500 each 30, 60 and 90 days after the effective date. The accrued purchase price balance is $119,276 at March 31, 2022 and is included in accrued expenses on the condensed consolidated balance sheet. In addition, the Company will pay $1,667 per month for 35 months. Finally, the Company paid the seller $65,000 in the Company’s common stock at a 10% discount to the stock’s 10-day volume weighted average. The Company has issued 69,892 shares of common stock related to the Co-Management Agreement.

As of March 31, 2022, the consideration paid or accrued for this acquisition was determined as follows:

Cash	$190,000
Common stock	65,000
$255,000

The following table summarizes the allocation of the purchase price to the estimated fair values of the assets acquired as of the transaction date:

Tangible assets acquired

Cash	$6,143
Fixed assets	80,287
Tangible net assets acquired	86,430
Goodwill	168,570

Consideration paid	$255,000

Adams County acquisition

On October 6, 2021, the Company entered into an Asset Purchase Agreement with Nebrina Adams County LLC to purchase certain assets, which include licenses, a lease and certain personal property to operate a licensed recreational cannabis dispensary (the “Adams County Acquisition”). The purchase price is $1,651,789 comprised of $1.0 million of cash, a $200,000 note, and 300,000 shares of the Company’s common stock, valued at $1.12 per share. The note has an interest rate of 5% per annum and a term of 18 months and payable in six installments on the last day of each three-month period following the Closing Date. The Adams County Acquisition closed on March 2, 2022. The acquisition is not considered a business combination under ASC 805, Business Combinations, as a substantive process was not acquired. Substantially all of the consideration paid was allocated to the licenses purchased.

As of March 31, 2022, the consideration paid in this asset acquisition was determined as follows:

Cash	$1,000,000
Debt	200,000
Common stock	336,000
Direct costs of acquisition	130,872
$1,666,872

The Herbal Cure pending acquisition

On March 11, 2022, the Company entered into an Asset Purchase Agreement with The Herbal Cure LLC (“Seller”), pursuant to which, the Company is purchasing certain assets from the Seller. The total purchase price for the assets to be acquired is $5,750,000, payable as follows:

(i) Upon mutual execution and delivery of the Asset Purchase Agreement, the Company shall convey to the Seller a down payment in the amount of $250,000;

(ii) At the Closing, the Company shall pay to Seller $3,700,000 in immediately available funds;

(iii) $700,000 shall be financed by the Seller and paid pursuant to the terms and conditions of the Secured Promissory Note (the "Herbal Cure Note"), which interest shall accrue at a rate of 5% per annum, for a term of 18 months commencing on the Closing Date, and payable in even monthly installments until paid in full; and

(iv) the Company shall pay the remainder of the purchase price in shares of its common stock on the Closing Date, in such amount of Shares as is the quotient of $1,100,000 divided by the product of the 10 day volume weighted average price of the shares as of the Closing Date, and 85%.

During March 2022, $225,000 of the $250,000 down payment was paid and is included in Other Assets on the condensed consolidated balance sheet as of March 31, 2022. At March 31, 2022, this acquisition has not yet been finalized. As such, the effects of this acquisition, which is expected to be accounted for under ASC 805, Business Combinations, have not been included in the Company’s condensed consolidated balance sheet or statement of operations as of and for the three and six months ended March 31, 2022.

Note 5 – Variable Interest Entity

In January 2022, the Company signed a Co-Management Agreement with a dispensary in Oklahoma for a term of three years. Under the terms of the Co-Management Agreement, the Company purchased substantially all of the assets of a dispensary, excluding cannabis and cannabis related products and licenses, and assumed the dispensary’s lease (see Note 4). Further, under the Co-Management Agreement, the Company is to operate, staff, and otherwise manage the day-to-day operations of the dispensary. The Company shall also pay all claims, costs and liabilities associated with operating the dispensary.

The terms of the Co-Management Agreement provide the Company with, in its judgment, the ability to manage and make decisions that most significantly affect the operations of Elevated Connections and to absorb losses that could potentially be significant to Elevated Connections. As such, the Company has consolidated Elevated Connections effective February 1, 2022. The purpose of Elevated Connections, as a licensed dispensary, is to hold the cannabis and cannabis related products and licenses of the dispensary.

The assets of the VIE cannot be used to settle obligations of the Company or its wholly owned subsidiaries. However, liabilities recognized as a result of consolidating the VIE does represent additional claims on the Company’s general assets.

The following table presents the carrying values of the assets and liabilities of the entity that is a VIE and consolidated by the Company at March 31, 2022.

March 31,
Assets	2022
Current assets
Inventory	$24,383
Total assets	$24,383

Liabilities
Current liabilities
Income tax payable	$3,324
Total liabilities	$3,324

The following table presents the operations (after intercompany eliminations) of the entity that is a VIE and consolidated by the Company for the three and six months ended March 31, 2022.

Three and six months ended March 31,
2022
Revenues, net	$33,337
Cost of revenue	23,017
Gross profit	10,320
Income tax expense	3,324
Net income	$6,996

Note 6 – Goodwill and Intangible Assets

Goodwill and identifiable intangible assets, including licenses, consist of the following as of March 31, 2022 and September 30, 2021:

	Gross Carrying	Accumulated	Accumulated
	Amount	Amortization	Impairment	Net
March 31, 2022
Finite lived intangible assets:
Trade names and trademarks	$8,570,848	$925,900	$—	$7,644,948
Customer relationships	290,000	290,000	—	—
Websites and other intellectual property	2,470,000	1,078,476	955,223	436,301
Franchise and consulting agreements	3,970,000	831,669	—	3,138,331
Total finite lived intangible assets	15,300,848	3,126,045	955,223	11,219,580
Indefinite lived intangible assets:
Licenses	8,370,853	—	—	8,370,853
Total intangible assets	$23,671,701	$3,126,045	$955,223	$19,590,433

	Gross Carrying	Accumulated	Accumulated
	Amount	Amortization	Impairment	Net
September 30, 2021
Finite lived intangible assets:
Trade names and trademarks	$8,570,848	$497,356	$—	$8,073,492
Customer relationships	290,000	290,000	—	—
Websites and other intellectual property	2,470,000	946,488	955,223	568,289
Franchise and consulting agreements	3,970,000	656,667	—	3,313,333
Total finite lived intangible assets	15,300,848	2,390,511	955,223	11,955,114
Indefinite lived intangible assets:
Licenses	6,703,981	—	—	6,703,981
Total intangible assets	$22,004,829	$2,390,511	$955,223	$18,659,095

	Gross Carrying Amount Goodwill	Gross Carrying Amount Goodwill Impairment
Changes in goodwill and indefinite lived intangibles:
Balance at September 30, 2021	$62,868,420	$4,803,604
Additional goodwill related to Oklahoma City dispensary acquisition	168,570	—
Balance at March 31, 2022	$63,036,990	$4,803,604

As of March 31, 2022, the cultivation and processing licenses from the state of Nevada, included above, have not been transferred to the Company as the transfer is awaiting regulatory approval.

Note 7 - Property and Equipment, Net

The following represents a summary of our property and equipment as of March 31, 2022 and September 30, 2021:

	March 31,	September 30,
	2022	2021
Cultivation and manufacturing equipment	$525,422	$506,271
Computer equipment and software	266,427	266,427
Leasehold improvements	49,667	—
Buildings and improvements	2,811,340	2,785,781
	3,652,856	3,558,479
Accumulated Depreciation	(624,767)	(479,320)
	3,028,089	3,079,159
Land	3,455,563	380,584
Construction on progress	17,526,087	7,418,105
Property and Equipment, Net	$24,009,739	$10,877,848

During the six months ended March 31, 2022, the Company completed the purchase of 44 acres of land from a related party for $3.0 million plus expenses. The land-owner is one of the original members of BSSD and a current employee of the Company.

Construction in progress relates to multiple capital projects ongoing during the three and six months ended March 31, 2022, including the construction of the Nevada facility and the expansion of the Arizona facility. Construction in progress also includes interest and fees on debt that is directly related to the financing of the Company’s capital projects.

Depreciation expense for the three months ended March 31, 2022 and 2021 was $74,710 and $32,086, respectively. Depreciation expense for the six months ended March 31, 2022 and 2021 was $146,078 and $64,570, respectively.

Note 8 - Debt

	Effective Date	Maturity Date	Annual Interest Rate	Balance at March 31, 2022	Balance at September 30, 2021	Conversion Price
C-2	3/23/2020	9/23/2020	15%	1,100,000	1,100,000	See C-2
C-3	8/15/2011	8/15/2012	8%	20,000	20,000	0.50
C-5	3/19/2021	9/19/2021	10%	—	80,000	2.50
C-7	9/29/2021	9/29/2022	10%	250,000	250,000	1.67
C-8	9/29/2021	9/29/2022	10%	500,000	500,000	1.67
C-9	10/1/2021	9/29/2022	10%	750,000	—	1.67
C-10	10/29/2021	4/29/2022	15%	750,000	—	1.50
C-11	2/21/2022	8/31/2022	24%	250,000	—	1.10
				3,620,000	1,950,000
		Less: unamortized discounts		(804,120)	(672,606)
				$2,815,880	$1,277,394

(C-2) Convertible Viridis Note

On March 23, 2020 the Company borrowed proceeds from a related party, Viridis I9 Capital LLC (“Viridis”), in the amount of $1.1 million. The note is convertible at the lesser of a) $1.00 per share or, b) 20% discount to the ten day average closing price of the Company’s common stock, immediately prior to the conversion date. All principal and interest were due on the maturity date. The lender has granted a payment forbearance for the note and all unpaid principal and interest, accrued at the default interest rate of 15% per annum, will be paid at maturity, which has been postponed to a date that has not yet been determined. At March 31, 2022 the Viridis note was in default. The Viridis note remains in default as of this filing, though the parties are negotiating a long-term arrangement.

(C-9) Convertible Tysadco Note

On October 1, 2021, the Company entered into a convertible note agreement. Up to fifty percent (50%) of the outstanding and unpaid principal amount is convertible into common stock. The note included warrants to purchase a total of 825,000 shares of the Company’s common stock for $3 per share, with a 4 year term. Further, the Company issued 67,365 shares of common stock, valued at $112,500 as an inducement to the lenders to enter into the note agreements. The debt included a beneficial conversion feature after consideration of the relative fair values of the warrants and shares of common stock. The debt, shares of common stock and warrants were recorded at their relative fair values, along with the beneficial conversion feature. The resulting discount of $597,606 and an additional $75,000 discount related to a one-time interest charge of 10% of the original principal amount, is amortized to interest expense over the term of the debt. The one-time interest charge was accrued at March 31, 2022.

(C-10) Convertible Gaines Note

On October 29, 2021, the Company entered into a convertible note agreement. The outstanding and unpaid principal and accrued interest is convertible, in whole, into shares of the Company’s common stock. The notes included warrants to purchase a total of 750,000 shares of the Company’s common stock for $3 per share, with a 2 year term. Further, the Company issued 75,000 shares of common stock, valued at $116,250 as an inducement to the lender to enter into the note agreement. The debt included a beneficial conversion feature after consideration of the relative fair values of the warrants and shares of common stock. The debt, shares of common stock and warrants were recorded at their relative fair values, along with the beneficial conversion feature. The resulting discount of $561,272, which also included debt issuance costs of $44,582, is amortized to interest expense over the term of the debt. This convertible note is currently due on demand and interest is paid monthly.

(C-11) Convertible Goldstein Note

On February 21, 2022, the Company entered into a convertible note agreement. The outstanding and unpaid principal and accrued interest is convertible, in whole, into shares of the Company’s common stock. The Company issued 25,000 shares of common stock, valued at $25,000 as an inducement to the lender to enter into the note agreement. The debt included a beneficial conversion feature after consideration of the relative fair value of the shares of common stock. The debt and shares of common stock were recorded at their relative fair values, along with the beneficial conversion feature. The resulting discount of $50,000 is amortized to interest expense over the term of the debt.

The future minimum payments of the Company’s convertible debt obligations as of March 31, 2022 are as follows. The unamortized discount will be amortized through September 2022.

Year ended
March 31,	Amount
2023	$3,620,000
3,620,000
Less: unamortized discount	(804,120)
$2,815,880

Notes Payable

	Effective Date	Maturity Date	Annual Interest Rate	Balance at March 31, 2022	Balance at September 30, 2021	Secured by
f	5/1/2020	11/1/2023	10%	1,386,370	1,386,370	2nd DOT AZ property
h	5/1/2020	5/1/2023	15%	283,666	283,666	N/A
i	2/14/2020	10/14/2022	2%	—	312,500	Secured by licenses
l	8/18/2021	8/18/2022	36%	2,205,266	2,162,590	Future revenues
n	12/20/2020	12/20/2021	9%	—	13,148	Secured by vehicles
o	3/19/2021	4/1/2024	10%	734,970	816,582	N/A
p	2/1/2021	6/30/2022	10%	370,590	520,590	N/A
q	8/6/2021	2/6/2023	16%	13,500,000	13,500,000	1st AZ property and other personal property
r	8/6/2021	2/6/2023	16%	5,500,000	5,500,000	1st NV property and other personal property
s	9/30/2021	12/31/2021	18%	500,000	500,000	Restricted common stock
t	3/19/2021	7/19/2022	18%	425,000	500,000	N/A
u	2/22/2022	2/28/2023	36%	688,472	—	Future revenues
v	2/22/2022	2/28/2023	36%	229,658	—	Future revenues
w	3/4/2022	On demand	15%	350,000	—
x	3/10/2022	5/10/2022	20%	250,000	—	N/A
y	3/2/2022	8/1/2023	5%	200,000	—	N/A
				26,623,992	25,495,446
		Less: unamortized discounts		(3,842,037)	(6,002,045)
				$22,781,955	$19,493,401

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

  (l) Upwise Capital

In August 2021, the Company executed on a short-term financing arrangement. The proceeds of $2.5 million are being utilized to further expand the production capabilities of the operations in Arizona and to complete the Nevada facility. Payments of $64,762 are due weekly until $3.264 million is repaid. This results in an effective interest rate of approximately 36%.

On January 26, 2022, the Company executed a second short-term financing arrangement. The proceeds of $2.5 million were used to repay the first short-term financing arrangement, discussed above, in the amount of approximately $1.839 million, and the remainder of the proceeds was used for working capital purposes. Payments of $66,468 are due weekly until $3.35 million has been repaid. This results in an effective interest rate of 36%. The repayment of the first short-term financing was accounted for as an extinguishment. As such, all previously unamortized discount in the amount of $46,588 and imputed interest in the amount of $483,840 was capitalized to construction in progress during January 2022. Fees paid for the second short-term financing arrangement in the amount of $91,000 have been recorded as a discount and will be amortized to interest expense over the term of the arrangement.

(o) OCG Officers Debt

As part of the OCG transaction in March 2021, the Company assumed the debt that OCG, Inc. owed to its officers. Principal and interest payments are due monthly with a balloon payment of all outstanding principal and interest due at maturity. One of these notes is currently in default. The Company and the lender are currently negotiating an amendment.

(p) Stockbridge Amended Debt

In February 2021, the Company and Stockbridge Enterprises, a related party, under a trouble debt restructuring, agreed to restructure and settle its outstanding notes. The total outstanding balance of $1,660,590, including accrued interest, were to be repaid under a new promissory note, calling for a down payment of $300,000 (paid at time of signing), $120,000 monthly payments for 11 months with the remaining balance of $40,590 payable on February 1, 2022. This agreement was amended to extend the maturity date to March 31, 2022 and starting with the October 1, 2021 payment, the loan payments are interest only at an interest rate of 15% per annum until January 25, 2022. Principal payments in the amount of $50,000 are due on January 25, 2022, February 15, 2022 and March 15, 2022, with a final payment of the remaining principal and accrued interest due on March 31, 2022. Upon closing of an equity raise of at least $750,000, the Company will repay the outstanding balance plus any accrued interest immediately. As part of the amendment, the Company issued 164,744 warrants to purchase the Company’s common stock. The warrants have a two-year period and an exercise price of $1.00. The resulting discount of $58,352 was fully amortized to interest expense during the six months ended March 31, 2022.

Effective March 31, 2022, the debt was amended to extend the maturity date to June 30, 2022, interest payments are due on April 1, May 1 and June 1, 2022. Principal payments in the amount of $50,000 are due on April 15, May 15 and June 15, 2022 and a final balloon payment of outstanding principal and interest in the amount of $223,972 is due on June 30, 2022.

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

(t) Chessler note

Prior to the acquisition, OCG entered into a settlement agreement with it former landlord, which included a note agreement for $500,000. During March 2022, this note agreement was modified to extend the maturity date to July 19, 2022 and add an interest rate of 18% per annum. The modified note also calls for principal payments of $75,000 on the effective date of the note, $75,000 on April 10, 2022, $100,000 on May 22, 2022 and $250,000 at maturity, plus accrued and unpaid interest.

(u) Lendspark

In February 2022, the Company executed on a short-term financing arrangement for proceeds of $750,000. Payments of $20,400 are due weekly until approximately $1.02 million is repaid. This results in an effective interest rate of approximately 36%. Administrative fees in the amount of $22,500 have been recorded as a discount and will be amortized to interest expense over the term of the arrangement.

(v) Upwise Capital 2

In February 2022, the Company executed on a third short-term financing arrangement with Upwise Capital for proceeds of $250,000. Payments of $6,746 are due weekly until $340,000 is repaid. This results in an effective interest rate of approximately 36%. Origination fees in the amount of $7,500 have been recorded as a discount and will be amortized to interest expense over the term of the arrangement.

(w) Viridis working capital loan

In March 2022, the Company received a short-term working capital loan from Viridis, a related party, in the amount of $400,000. The terms of this loan are still being determined, however, an interest rate of 15% has been estimated.

(x) Non-convertible Gaines Note

On March 10, 2022, the Company entered into a short-term promissory note for $250,000. The short-term promissory note is due and payable in monthly payments of interest only, with all principal and any accrued and unpaid interest due at maturity. This convertible note is currently due on demand and interest is paid monthly.

(y) Nebrina Adams County Note

Effective with the close of the Adams County acquisition (see Note 4), the Company entered into a note for $200,000 with the seller as part of the purchase price. The note is payable in six installments on the last day of each three-month period following the Closing Date.

The future minimum payments of the Company’s notes payable obligations as of March 31, 2022 are as follows. The unamortized discount will be amortized through November 2023.

Year ended
March 31,	Amount
2023	$25,321,267
2024	2,227,019
2025	—
27,548,286
Less: unamortized discount	(3,842,037)
Less: imputed interest	(924,294)
22,781,955
Less: current portion	(21,136,912)
$1,645,043

A summary of interest expense for the three and six months ended March 31, 2022 and 2021 is as follows.

	Three months ended March 31,		Six months ended March 31
	2022	2021	2022	2021
Amortization of debt discounts	$1,626,013	$122,038	$3,491,724	$248,302
Stated interest paid or accrued	1,361,523	346,349	2,565,455	915,793
Finance charges and other interest	2,178	—	2,995	12,659
	2,989,714	468,387	6,060,174	1,176,754
Less: interest capitalized to construction in progress	(1,892,341)	—	(3,752,411)	—
	$1,097,373	$468,387	$2,307,763	$1,176,754

Note 9 - Concentrations

For the three and six months ended March 31, 2022 and 2021, substantially all of the Company's revenue was generated from a single customer. Given the agreement with the license holder, although the Company’s products are distributed to numerous dispensaries throughout Arizona, all sales are made through the license holder. The Company's wholly owned subsidiary provides cannabis products to this customer under a three-year Cultivation Management Services Agreement that commenced on April 1, 2020. Provisions of the agreement require 30-day written notice to terminate except for the following circumstances, in which case the agreement is cancellable with no notice: (i) uncured default; (ii) gross negligence, intentional, or willful misconduct by either party; (iii) federal or state enforcement action against either party; (iv) any change or revocation of state or local law that has the effect of prohibiting the legal operation of the Cultivation Facility; (v) the dispensary license renewal is not approved; (vi) the dispensary fails to maintain its dispensary license in good standing with the regulators resulting in the revocation of the dispensary license.

Note 10 - Commitments and Contingencies

The production and possession of cannabis is prohibited on a national level by the Controlled Substances Act, though the state of Arizona allows these activities to be performed at licensed facilities such as BSSD. If the federal government decides to change its policy on the enforcement of the Controlled Substances Act, it would have a material adverse effect on our business.

The Company entered into a 60 month lease with VGI Citadel LLC, a related party, to rent office space for its corporate headquarters which began in June 2019. The monthly lease payments were $6,478 for the first twelve months and include all utilities and an estimated amount for common area maintenance and real estate taxes. The monthly lease payments increase to $6,653, $6,828, $7,003, and $7,178 for years two through five, respectively. Rent expense for the three months ended March 31, 2022 and 2021 on this lease was $20,957 and $20,127, respectively. Rent expense for the six months ended March 31, 2022 and 2021 on this lease was $44,157 and $40,837, respectively. Interest was imputed using a discount rate of 20%. The lease does not include renewal options.

In February 2022, the Company assumed a lease to rent approximately 3,100 square feet of retail space in Oklahoma City, Oklahoma as part of the Oklahoma City acquisition disclosed in Note 4. The lease calls for base rent payments of $21 per square foot ($5,483), plus a prorated share of taxes, insurance and common area maintenance expenses, per month and increasing each year by 3% through the end of the lease term on February 28, 2029. The lease may be extended for two additional 5 year periods. Rent expense for the three and six months ended March 31, 2022 and 2021 on this lease was $14,277 and $0, respectively. Interest was imputed using a discount rate of 18%.

In March 2022, the Company assumed a lease to rent approximately 2,650 square feet of retail space in Adams County, Colorado as part of the Adams County acquisition disclosed in Note 4. The lease calls for base rent payments of $15,450, plus a prorated share of operating costs of the building, per month and escalate each year to $15,913 in the final year which ends on February 1, 2024. The lease may be extended for one additional 3 year period. Rent expense for the three and six months ended March 31, 2022 and 2021 on this lease was $16,048 and $0, respectively. Interest was imputed using a discount rate of 18%.

The future lease payments are as follows.

Year ended
March 31,	Amount
2023	$337,663
2024	330,987
2025	86,615
2026	74,425
2027	76,658
Thereafter	153,136
1,059,484
Less: imputed interest	(321,191)
738,293
Less: current portion:	(219,773)
$518,520

In August 2021, the Company signed a ten-year lease to rent approximately 7,000 square feet of retail space in Broomfield, Colorado. The lease will call for base rent payments of $12,097, plus a prorated share of taxes and operating expenses, per month for the first year and escalate each year to $15,786 per month in year 10. The commencement of this lease is contingent upon the Company obtaining a license for the retail sale of recreational and medical marijuana. The Company shall pay $3,500 per month as consideration to the landlord for keeping the premises available until the contingency is met. The contingency was not met and the agreement has ended.

In September 2021, the Company signed a seven-year lease to rent approximately 3,000 square feet of retail space in Biddeford, Maine. The lease will call for base rent payments of $6,604, plus taxes and operating expenses, per month for the first year and escalate each year to $7,886 per month in year seven. The commencement of this lease is contingent upon the issuance and receipt of a license and city approval. The Company shall pay $4,500 per month, plus utilities and operating expenses as consideration to the landlord for keeping the premises available until the contingency is met. The agreement will terminate if the contingency is not met. At March 31, 2022, the contingency has not been met. As such, the future minimum rental payments under this lease have not been included in the Company’s right of use asset and liability at March 31, 2022 or the future lease payments schedule above.

In October 2021, the Company entered into a commercial lease agreement to rent 12,000 square feet located in Denver, Colorado. The lease has a term of five years with escalating monthly base rent beginning at $6,354 and escalating each year to $7,295 in year five. Commencement of the lease is contingent upon the Company receiving an approved retail license within 120 days from October 22, 2021. The agreement will terminate if the contingency is not met. As of March 31, 2022, the contingency has not been met and the Company is currently considering its options in regards to this agreement. The future minimum rental payments under this lease have not been included in the Company’s right of use asset and liability at March 31, 2022 or the future lease payments schedule above.

As of March 31, 2022 and September 30, 2021, the Company has accrued unpaid payroll taxes and estimated penalties and interest of approximately $1,900,000 and $2,400,000, respectively, and is included in accrued expenses in the accompanying condensed consolidated balance sheets. The Company is making monthly payments of $94,278, beginning March 1, 2022, to pay this liability.

There are no material pending legal proceedings in which the Company or any of its subsidiaries is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of its voting securities, or security holder is a party adverse to us or has a material interest adverse to the Company.

Note 11 - Related Party Transactions

As discussed in Note 7, the Company completed the purchase of 44 acres of land from a related party for $3.0 million plus expenses. The land-owner is one of the original members of BSSD and a current employee of the Company.

As discussed in Note 8, the Company has entered into various loan agreements with Viridis or its related entities. Two members of Viridis serve on the Company’s board of directors and one of these members also serves as the Company’s Chief Executive Officer.

As discussed in Note 8, the Company has a loan agreement with Stockbridge Enterprises. Stockbridge Enterprises holds more than 5% of the Company’s common stock.

As discussed in Note 10, the Company has a lease agreement with VGI Capital LLC. Two members of VGI Capital LLC serve on the Company’s board of directors and one of these members also serves as the Company’s Chief Executive Officer.

During the three months ended March 31, 2022 and 2021, the Company purchased cultivation supplies from a related party in the amount of $18,715 and $15,440, respectively. During the six months ended March 31, 2022 and 2021, the Company purchased cultivation supplies from a related party in the amount of $31,708 and $25,529, respectively. This related party is owned by the father of a stockholder that holds more than 5% of the Company’s common stock.

Included in our accounts payable at March 31, 2022 and September 30, 2021 is approximately $236,000, and $138,000, respectively in amounts due to related parties.

Note 12 - Stockholders' Equity

Unit Offering

During the three months ended March 31, 2022, the Company began offering up to 28,000,000 units of the Company for $1.40 per Unit on a “best-efforts/no minimum” basis pursuant to Regulation A of Section 3(6) of the Securities Act of 1933, as amended, for Tier 2 offerings. Each Unit is comprised of one share of common stock and one-half of one warrant to purchase a share of common stock. Only whole warrants are exercisable. Each whole warrant entitles the holder to purchase one share of common stock for $2.00 per share, subject to certain adjustments, from the date of issuance until the second anniversary of the date of issuance and is redeemable by the Company under certain conditions. Effective May 4, 2022, the Company repriced the offering to $1.12 per Unit and the exercise price of the warrant was reduced to $1.75 per share. The Company has incurred approximately $800,000 in fees related to this offering. These fees are included in Other assets on the condensed consolidated balance sheet at March 31, 2022 and will be netted against the proceeds received in the offering.

Warrants

The following table summarizes the Company’s warrant activity for the six months ended March 31, 2022:

	Common Shares Issuable Upon Exercise of Warrants	Weighted Average Exercise Price	Weighted Average Contractual Term in Years	Aggregate Intrinsic Value
Balance of warrants at September 30, 2021	46,095,000	2.08	3.9	14,243,000

Warrants granted	1,843,030	2.76	2.9	57,660

Balance of warrants at March 31, 2022	47,938,030	$2.10	$3.7	$10,467,660

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company’s common stock as of March 31, 2022, for those awards that have an exercise price currently below the closing price as of March 31, 2022. Awards with an exercise price above the closing prices as of March 31, 2022 are considered to have no intrinsic value.

The following range of assumptions were used to estimate the fair value of warrants issued during the six months ended March 31, 2022, using the Black-Scholes option-pricing model, excluding the 103,286 whole warrants issued as part of the Company’s unit offering.

Six months ended March 31,
2022
Expected stock price volatility	92% - 130%
Risk-free interest rate	0.10% - 0.30%
Expected term (years)	1.0 - 2.0
Expected dividend yield	0%
Black-scholes value	$0.34 - $0.89

Stock Options

On June 21, 2019, our shareholders voted to approve the 2019 Equity Incentive Plan (the “2019 Plan”). Pursuant to the 2019 Plan, the maximum aggregate number of Shares available under the Plan through awards is the lesser of: (i) 6,000,000 shares, increased each anniversary date of the adoption of the plan by 2 percent of the then-outstanding shares, or (b) 10,000,000 shares. The maximum contractual term of the award is 10 years. The vesting period for options outstanding at March 31, 2022 ranges from 3 months to three years.

The following table summarizes the Company’s stock option activity for the six months ended March 31, 2022:

	Common Shares Issuable Upon Exercise of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (1)
Balance of Options at September 30, 2021	5,217,315	1.23	8.9	2,633,375

Options granted	1,153,444	1.55	6.9	26,800
Exercised	(41,104)	0.87	8.3	19,730
Forfeited/Cancelled	(91,962)	0.94	—	—

Balance of Options at March 31, 2022	6,237,693	$1.29	8.1	$1,815,182

Exercisable at March 31, 2022	2,373,123	$1.34	7.7	$952,342
Unvested at March 31, 2022	3,864,570	$1.26

	Number of Options	Weighted Average Grant Date Fair Value
Unvested at March 31, 2022	3,864,570	$1.20
Granted during the six months ended March 31, 2022	1,153,444	$1.37
Vested during the six months ended March 31, 2022	264,866	$1.73
Forfeited during the six months ended March 31, 2022	91,962	$2.16

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company’s common stock as of March 31, 2022, for those awards that have an exercise price currently below the closing price as of March 31, 2022. Awards with an exercise price above the closing prices as of March 31, 2022 are considered to have no intrinsic value.

The following range of assumptions were used to estimate the fair value of stock options granted during the six months ended March 31, 2022, using the Black-Scholes option-pricing model.

Six months ended March 31,
2022
Expected stock price volatility	126% - 176%
Risk-free interest rate	.7% - 1.5%
Expected term (years)	2.8 - 6.5
Expected dividend yield	0%
Black-scholes value	$0.68 - $3.01

During the three months ended March 31, 2022 and 2021, the Company recognized compensation expense of $1,091,560 and $304,672, respectively. During the six months ended March 31, 2022 and 2021, the Company recognized compensation expense of $1,598,854 and $609,344, respectively. At March 31, 2022, there was $3,224,992 of total unrecognized compensation cost. This unrecognized cost is expected to be recognized over the weighted average vesting period of 1.2 years.

Note 13 – Segment Information

The Company has identified two segments: the cultivation, production and sale of cannabis products (Cultivation) and the sales of Unity Rd. franchises to dispensaries (Franchising). The following tables presents segment information for the three and six months ended March 31, 2022. Segment information for the three and six months ended March 31, 2021 has not been presented as the Company did not acquire the Franchising segment until the closing of the acquisition of OCG, Inc. effective March 19, 2021.

	Cultivation	Franchising	Corporate	Total
Six months ended March 31, 2022
Revenues from external customers	$12,499,107	$258,498	$66,592	$12,824,197
Operating income (loss)	3,009,817	(1,703,385)	(6,213,329)	(4,906,897)
Interest expense	157,062	43,216	2,107,485	2,307,763
Depreciation and amortization	62,532	601,525	217,555	881,612
Additions to property, equipment and
construction in progress	—	50,797	13,220,286	13,271,083

Three months ended March 31, 2022
Revenues from external customers	$6,357,890	$228,080	$52,216	$6,638,186
Operating income (loss)	1,440,522	(744,246)	(3,468,549)	(2,772,273)
Interest expense	156,866	20,406	920,101	1,097,373
Depreciation and amortization	31,267	300,786	110,424	442,477

At March 31, 2022
Property, equipment and construction in progress, net	627,009	77,346	23,305,384	24,009,739
Total assets (after intercompany eliminations)	6,804,504	67,876,897	46,192,548	120,873,949

Note 14 - Subsequent Events

Subsequent to March 31, 2022 the following events have occurred.

Effective May 4, 2022, the Company repriced the Unit offering pursuant to Regulation A of Section 3(6) of the Securities Act of 1933, as amended, for Tier 2 offerings to $1.12 per Unit and the exercise price of the warrant was reduced to $1.75 per share. The Company has sold 215,129 units for total proceeds of $263,104 subsequent to March 31, 2022.

The Company received a short-term loan in the amount of $200,000 from Viridis, a related party. The terms of this short-term loan are being determined as of the date of the filing.

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

In March 2021, the Company closed on the acquisition of OCG, Inc., dba Unity Rd., a cannabis dispensary franchisor. The transaction was structured as a reverse triangular merger, with the effect of OCG, Inc. becoming a wholly owned subsidiary of the Company. Unity Rd has agreements with more than twenty (20) entrepreneurial groups to open more than thirty (30) Unity Rd retail dispensary locations in twelve (12) states. The majority of the locations are in the licensing process. We currently have one franchisee operating in Boulder, Colorado. One such franchise unit has been opened to date, in Boulder, Colorado. Unity Rd. will assist in providing distribution for Item 9 Labs products to be sold across the United States and internationally to its franchisees for public resale, while keeping dispensaries locally owned and operated. As Unity Rd. dispensaries expand in its market penetration, Item 9 Labs aims to offer its products in those locations by expanding the distribution footprint of its premium product offerings to new states.

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

Item 9 Labs Corp. has continued its expansion plans into other states as well as the Company acquired (pending regulatory approval) cultivation and processing licenses in Nye County, Nevada which will be paired with their Nevada facility. In fiscal 2019, the Company broke ground on their 20,000 square foot cultivation and processing facility in Nevada. The facility is now approximately 98% complete. Construction recommenced, after a pause due to Covid-19, in August 2021. The Company aims to commence operations in Nevada in fiscal year 2022.

On October 6, 2021, the Company entered into an Asset Purchase Agreement (“APA”) to acquire an existing dispensary license and storefront from Nebrina Adams County LLC, a Colorado limited liability company (“Seller”) in Adams County, CO. The total purchase price was $1,536,000, as to which $1,000,000 was paid to an escrow account upon conditional approvals of the change of ownership from state and local licensing authorities concerning the transfer of ownership. At closing, that amount was released to the Seller along with an 18-month promissory note in the principal amount of $200,000 and the balance payable in 300,000 shares of Company common stock, valued at $336,000. For additional terms of the APA, please see the Company’s filing on Form 8-K filed with the Securities and Exchange Commission on October 7, 2021. The Company obtained financing to consummate this transaction. On March 2, 2022, the Company received the necessary regulatory approvals and completed this transaction. The existing dispensary license has never been operational.

If completed, this will be the first corporate-owned shop in Colorado under its cannabis dispensary brand, Unity Rd., and is anticipated to open in early to the middle of fiscal year 2022. This license acquisition is part of an overarching acquisition strategy that is intended to accelerate national expansion by creating turnkey investment opportunities for Unity Rd. franchisees. The Company plans to convert acquired dispensaries into Unity Rd. shops, operate them internally and sell them to an existing or future franchise partner. This offers an expedited solution for entrepreneurs seeking immediate entry into cannabis. The Company is targeting numerous similar transactions in the next 12 months to gain a deeper market penetration in select markets. Subsequently and/or concurrently, the Company plans to introduce the Item 9 Labs suite of products to the same markets through the acquisition of cultivation and production licenses or through joint ventures with qualified local, licensed operators.

On March 11, 2022, the Company entered into an Asset Purchase Agreement with The Herbal Cure LLC, a Colorado limited liability company, pursuant to which the Company is purchasing certain assets. Effective upon the completion of the sale, which as not occurred as of the date of this filing, the licenses, contracts and certain personal property to operate a licensed medicinal and recreational cannabis dispensary will be delivered to the Company. The total purchase price is $5,750,000, as to which $250,000 is to be paid upon execution of the Asset Purchase Agreement, $3,700,000 payable at closing, $700,000 shall be financed by seller pursuant to a Secured Promissory Note and the remainder of the purchase prices shall be paid in shares of the Company’s common stock on the closing date. The Secured Promissory Note shall accrue interest at 5% per annum and have a term of 18 months, commencing on the closing date, payable in even monthly installments until paid in full. The shares of the Company’s common stock to be issued shall be in such an amount as is the quotient of $1,100,000 divided by the product of the 10-day volume weighted average price of the shares as of the closing date and 85%.

Results of Operations

	Six months ended March 31,
	2022	2021	$ Change	% Change
Revenues, net	$12,824,197	$9,150,195	$3,674,002	40%
Cost of revenues	7,748,193	4,729,176	3,019,017	64%
Gross profit	5,076,004	4,421,019	654,985	15%
Operating expenses
Professional fees and outside services	1,214,166	907,713	306,453	34%
Payroll and employee related expenses	5,205,950	2,422,146	2,783,804	115%
Sales and marketing	1,053,338	127,346	925,992	727%
Depreciation and amortization	881,612	248,442	633,170	255%
Other operating expenses	1,632,835	564,054	1,068,781	189%
Provision for bad debt	(5,000)	—	(5,000)	100%
Total operating expenses	9,982,901	4,269,701	5,713,200	134%
Income (loss) from operations	(4,906,897)	151,318	(5,058,215)	-3343%
Other expense, net	(2,307,445)	(1,176,754)	(1,130,691)	96%
Net loss, before income tax provision (benefit)	(7,214,342)	(1,025,436)	(6,188,906)	604%
Income tax provision (benefit)	3,324	—	3,324	0%
Net loss	(7,217,666)	(1,025,436)	(6,192,230)	604%
Less: Net income attributable to non-controlling interests	5,426	—	5,426	100%
Net loss attributable to Item 9 Labs Corp.	$(7,223,092)	$(1,025,436)	$(6,197,656)	604%

	Three months ended March 31,
	2022	2021	$ Change	% Change
Revenues, net	$6,638,186	$6,110,631	$527,555	9%
Cost of revenues	3,960,948	3,121,045	839,903	27%
Gross profit	2,677,238	2,989,586	(312,348)	-10%
Operating expenses
Professional fees and outside services	556,721	613,758	(57,037)	-9%
Payroll and employee related expenses	3,055,244	1,318,842	1,736,402	132%
Sales and marketing	613,902	84,165	529,737	629%
Other operating expenses	786,167	349,517	436,650	125%
Provision for (recovery of) bad debt	(5,000)	—	(5,000)	100%
Total operating expenses	5,449,511	2,472,179	2,977,332	120%
Income (loss) from operations	(2,772,273)	517,407	(3,289,680)	-636%
Other expense, net	(1,097,055)	(468,387)	(628,668)	134%
Net income (loss), before income tax provision (benefit)	(3,869,328)	49,020	(3,918,348)	-7993%
Income tax provision (benefit)	3,324	—	3,324	0%
Net income (loss)	(3,872,652)	49,020	(3,921,672)	-8000%
Less: Net income attributable to non-controlling interests	5,426	—	5,426	100%
Net income (loss) attributable to Item 9 Labs Corp.	$(3,878,078)	$49,020	$(3,927,098)	-8011%

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

Cost of Revenues

Cost of revenues consist primarily of labor, materials, supplies and utilities. Cost of revenues as a percentage of revenues was 60% and 61% for the three and six months ended March 31, 2022 compared to 51% and 52% for the three and six months ended March 31, 2021. The Company was able to increase operational efficiency throughout fiscal year 2021. However, the cost of the purchased inventory materials discussed above and increases in other costs, such as product testing, primarily negated these efficiency gains. Management will remain focused on reducing costs through bulk purchasing, implementing additional efficiencies in production and making additional investments in property and equipment. The Company believes that it will continue reducing the overall cost of revenues and cost of revenues will increase at a lower rate than revenues in future periods, which will lead to increased profit margins.

Gross Profit

The decrease in gross profit as a percentage of revenue was due to increases in revenue offset by price reduction as competition rises and by increases in purchased inventory materials and other costs. With the Company’s continued efforts to increase capacity and focus on efficiencies and reducing costs, management expects gross profit to increase going forward.

Operating Expenses

Professional fees and outside services increased for the six months ended March 31, 2022 compared to the six months ended March 31, 2021 primarily due to the amortization of prepaid consulting agreements that were entered into subsequent to March 31, 2021 and additional expenses incurred for corporate advisory services, and investor and public relations services. Professional fees and outside services decreased for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 as professional fees were higher than usual during the three months ended March 31, 2021 primarily due to fees incurred as part of the OCG, Inc. acquisition.

The increase in payroll expenses was primarily due to the amortization of stock-based compensation expense for stock options granted subsequent to March 31, 2021. Further, payroll expenses increased due to an increase in employee headcount during fiscal year 2021 and the six months ended March 31, 2022, as a result of increased hiring of employees and the hiring of OCG, Inc. employees as part of the merger.

Sales and marketing expenses increased due to increased spending on marketing and branding initiatives during the three and six months ended March 31, 2022.

The increase in depreciation and amortization is due primarily to the scheduled amortization of intangible assets acquired in the OCG Inc. acquisition in March 2021.

Other operating expenses increased primarily due to increases in insurance expenses, travel related expenses and additional IT support for the increase in employees.

Total operating expenses as a percentage of gross profit increased from 83% and 97% for the three and six months ended March 31, 2021, respectively, to 193% and 191% for the three and six months ended March 31, 2022, respectively. Management believes this ratio will decrease for the Cultivation segment going forward as the expectation is that revenues will continue to grow at a higher rate than operating expenses, however, management believes that operating expenses will outpace revenues for the Franchising and Corporate segments as the Franchising and Corporate segments continue to perform on growth initiatives.

Other Expense, net

Other expenses consist primarily of interest expense of $1,097,373 and $2,307,763 for the three and six months ended March 31, 2022, respectively, and $468,387 and $1,176,754 for the three and six months ended March 31, 2021, respectively. The increase in interest expense was primarily the result of the continued interest and amortization of debt discounts for debt outstanding at March 31, 2021 and the additional interest and amortization of debt discounts for debt incurred subsequent to March 31, 2021. This increase in interest expense was offset by debt and amortization of debt discounts that were capitalized to construction in progress related to the Company’s capital projects.

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

The following table reflects the reconciliation of net income (loss) to Adjusted EBITDA for the three and six months ended March 31, 2022 and 2021:

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Net income (loss)	$(3,872,652)	$49,020	$(7,217,666)	$(1,025,436)
Depreciation and amortization	442,477	105,897	881,612	248,442
Interest expense	1,097,373	468,387	2,307,763	1,176,754
Income tax expense	3,324	—	3,324	—
Stock-based expense	1,363,485	304,672	1,870,779	772,580
Acquisition related costs	23,676	87,060	23,676	266,738
Adjusted EBITDA	$(942,317)	$1,015,036	$(2,130,512)	$1,439,078

The approximately $1.9 million change from prior year is due to the addition of the franchise business, as well as significant investments in human capital and infrastructure to prepare for anticipated growth.

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

As of March 31, 2022, the Company had $105,128 of cash and cash equivalents and negative working capital of ($28,715,140) (current assets minus current liabilities), compared with $1,454,460 of cash and cash equivalents and negative working capital of ($4,893,385) as of September 30, 2021. The decrease of $23,821,755 in the Company’s working capital is primarily due to increases in the amount of the Company’s debt maturing within the next 12 months. The decrease is also due to decreases in the Company’s cash, inventory and prepaid balances and increases in the Company’s accounts payable and other operating liabilities and the current portion of operating lease liabilities. The $1,349,332 decrease in cash and cash equivalents was primarily due to the purchases of property, equipment and construction in progress related to the Company’s capital projects, and the Company’s acquisition of a dispensary license in Colorado. The Company is an early-stage growth company. It is generating cash from sales and is investing its capital reserves in current operations and new acquisitions that are expected to generate additional earnings in the long term. The Company expects that its cash on hand and cash flows from operations, along with private and/or public financing, will be adequate to meet its capital requirements and operational needs for the next 12 months, although no assurance can be given that private and/or public financing can be obtained on terms acceptable to the Company, or at all.

Cash Flows

The following table summarizes the sources and uses of cash for each of the periods presented:

	Six months ended March 31,
	2022	2021	$ Change	% Change
Net cash provided by (used in) operating activities	$373,812	$(4,479,607)	$4,853,419	-108%
Net cash used in investing activities	(4,012,703)	(2,328,122)	(1,684,581)	72%
Net cash provided by financing activities	2,289,559	11,030,929	(8,741,370)	-79%
Net increase (decrease) in cash and cash equivalents	$(1,349,332)	$4,223,200	$(5,572,532)	-132%

Operating Activities

During the six months ended March 31, 2022, operating activities provided $373,812 of cash and cash equivalent, primarily resulting from a net loss of $7,217,666 which was offset by net cash provided by operating assets and liabilities of $3,173,658. There was significant non-cash activity that contributed to the net loss totaling $4,516,521 including depreciation and amortization of $911,576, amortization of debt discount of $1,728,325, and stock-based compensation of $1,870,779.

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

Investing Activities

During the six months ended March 31, 2022, investing activities used $4,012,703 of cash and cash equivalents, consisting primarily of $3,235,125 in purchases of property, equipment and construction in progress, the purchase of a dispensary license in the amount of $1,130,872 and cash paid to acquisition escrow accounts of $381,932, offset by $794,807 of cash received from the escrow deposit accounts.

During the six months ended March 31, 2021, investing activities used $2,328,122 of cash, consisting primarily of $739,560 in purchase of property and equipment and $1,685,368 of deposits paid on an acquisition.

Financing Activities

During the six months ended March 31, 2022, financing activities provided $2,289,559, consisting of $3,980,762 in proceeds from the issuance of debt, $288,841 in proceeds from the issuance of stock and offset by $1,944,294 in debt payments made.

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

We intend to meet our cash requirements for the next 12 months through the use of the cash we have on hand and through business operations, future equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. We have filed an offering document on Form 1-A with the Securities and Exchange Commission in order to sell units comprising of one share of common stock and one-half of one warrant. We are also in discussions with various potential capital partners to provide additional debt capital for accretive acquisitions. We do not have any other arrangements in place to complete any private placement financings of debt and equity. There is no assurance that we will be successful in completing the offering on Form 1-A, or in finding a capital partner to provide additional debt capital or any other such financings on terms that will be acceptable to us.

Off-Balance Sheet Arrangements

We are not currently a party to, or otherwise involved with, any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with US GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. Critical accounting policies and estimates in these condensed consolidated financial statements are those related to revenue recognition, valuation of options, warrants and debt discounts, carrying value of intangible assets subject to amortization, infinite life intangible assets and goodwill, stock-based compensation, and income taxes. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated. For a discussion of our critical accounting policies, refer to Part I, item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our annual report on Form 10-K for the year ended September 30, 2021. Management believes that there have been no material changes in our critical accounting policies during the three months ended March 31, 2022.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2022.

Identified Material Weaknesses

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weaknesses during its assessment of internal controls over financial reporting, which are primarily due to the size of the Company and available resources:

•	lack of properly controlled segregation of duties
•	lack of risk assessment procedures on internal control to detect financial reporting risks in a timely manner; and
•	lack of documentation on policies and procedures that are critical to the accomplishment of financial reporting objectives.

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

The Company issued 69,892 shares for a business acquisition, 300,000 shares for an asset purchase, 25,000 shares related to the issuance of debt, 335,159 shares issued for services and 18,033 shares related to the exercise of stock options during the three months ended March 31, 2022.

2.	Subsequent Issuances:

Subsequent to March 31, 2022, there have been no issuances of unregistered equity securities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

N/A.

ITEM 5.	OTHER INFORMATION

N/A.

ITEM 6.	EXHIBITS

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

Item 9 Labs Corp.

Date: May 16, 2022	By:	/s/ Andrew Bowden
	Name: Title:	Andrew Bowden Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Robert Mikkelsen
	Name: Title:	Robert Mikkelsen Chief Financial Officer (Principal Financial Officer)

