Form 10-Q
period 2022-06-30
Item 9 Labs Corp.
filed 2022-08-15
CIK 1500123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2

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

As of August 15, 2022, there were 96,264,406 shares of the issuer's common stock, $0.0001 par value per share, outstanding.

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

ITEM 9 LABS CORP.

FORM 10-Q

JUNE 30, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEX	F-1
Condensed Consolidated Balance Sheets as of June 30, 2022 (Unaudited) and September 30, 2021	F-2
Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended June 30, 2022 and 2021	F-3
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three and Nine Months Ended June 30, 2022 and 2021	F-4
Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2022 and 2021	F-5
Notes to Condensed Consolidated Financial Statements (Unaudited)	F-6

ITEM 9 LABS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	Se`ptember 30,
	2022	2021
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$441,662	$1,454,460
Accounts receivable, net	591,504	1,448,280
Inventory	4,130,779	6,391,351
Prepaid expenses and other current assets	527,655	802,558
Total current assets	5,691,600	10,096,649

Property and equipment, net	26,307,212	10,877,848
Right of use asset	1,001,192	156,938
Construction escrow deposits	8,586,463	17,744,913
Deposits	86,604	600,000
Other assets	1,398,720	608,874
Intangible assets, net	19,222,666	18,659,095
Goodwill	58,233,386	58,064,816
Total Assets	$120,527,843	$116,809,133

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$5,819,455	$3,759,818
Accrued payroll and payroll taxes	1,846,614	2,678,694
Accrued interest	2,011,369	1,391,766
Accrued expenses	1,514,448	1,169,776
Deferred revenue, current portion	214,994	119,992
Notes payable, current portion, net of discounts	24,532,509	4,536,002
Income tax payable	7,948	—
Operating lease liability, current portion	256,471	56,592
Convertible notes payable, net of discounts	3,266,179	1,277,394
Total current liabilities	39,469,987	14,990,034

Deferred revenue, net of current portion	345,855	655,851
Operating lease liability, net of current portion	756,604	104,406
Notes payables, net of current portion and discounts	1,448,860	14,957,399
Total liabilities	42,021,306	30,707,690

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $.0001 per share, 2,000,000,000 shares authorized; 108,562,706 and 107,074,417 shares issued and 96,262,706 and 94,774,417 shares outstanding at June 30, 2022 and September 30, 2021, respectively	10,856	10,707
Additional paid-in capital	138,499,394	133,414,830
Accumulated deficit	(46,567,663)	(33,874,094)
Treasury stock	(13,450,000)	(13,450,000)

Total Item 9 Labs Corp. Stockholders' Equity	78,492,587	86,101,443
Non-controlling interest	13,950	—

Total Stockholders' Equity	78,506,537	86,101,443

Total Liabilities and Stockholders' Equity	$120,527,843	$116,809,133

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITEM 9 LABS CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenues, net	$4,931,322	$6,693,061	$17,755,519	$15,843,256
Cost of revenues	3,341,367	3,802,447	11,089,560	8,531,623
Gross profit	1,589,955	2,890,614	6,665,959	7,311,633

Operating expenses
Professional fees and outside services	993,452	442,483	2,207,618	1,350,196
Payroll and employee related expenses	2,683,722	1,592,673	7,889,672	4,014,819
Sales and marketing	207,213	262,473	1,260,551	389,819
Depreciation and amortization	439,052	112,159	1,320,664	360,601
Other operating expenses	1,114,323	728,100	2,747,158	1,292,154
Provision for (recovery of) bad debt	—	—	(5,000)	—
Total expenses	5,437,762	3,137,888	15,420,663	7,407,589

Loss from operations	(3,847,807)	(247,274)	(8,754,704)	(95,956)

Other income (expense)
Interest expense	(1,625,155)	(629,265)	(3,932,918)	(1,806,019)
Other income	—	42,634	318	42,634
Total other income (expense), net	(1,625,155)	(586,631)	(3,932,600)	(1,763,385)

Net loss, before income tax provision (benefit)	(5,472,962)	(833,905)	(12,687,304)	(1,859,341)

Income tax provision (benefit)	4,624	—	7,948	—

Net loss	(5,477,586)	(833,905)	(12,695,252)	(1,859,341)
Less: Net loss attributable to non-controlling interest	(7,109)	—	(1,683)	—

Net loss attributable to Item 9 Labs Corp.	$(5,470,477)	$(833,905)	$(12,693,569)	$(1,859,341)

Basic net income (loss) per common share	$(0.06)	$(0.01)	$(0.13)	$(0.03)

Basic weighted average common shares outstanding	96,162,616	92,209,521	95,446,846	72,115,022

Diluted net income (loss) per common share	(0.06)	(0.01)	(0.13)	(0.03)

Diluted weighted average common shares outstanding	96,162,616	92,209,521	95,446,846	72,115,022

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITEM 9 LABS CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

THREE AND NINE MONTHS ENDED JUNE 30, 2022 AND 2021

	Item 9 Labs Corp. Equity
			Additional				Non-
	Common Stock		Paid-in	Treasury Stock		Accumulated	Controlling
	Shares	Amount	Capital	Shares	Amount	(Deficit)	Interest	Total
Balance at September 30, 2020	68,336,113	$6,834	$44,426,737	(12,300,000)	$(13,450,000)	$(22,968,322)	$—	$8,015,249

Stock issued for cash, net	6,813,206	681	5,790,544	—	—	—	—	5,791,225
Issuance of shares for services	111,765	11	163,225	—	—	—	—	163,236
Stock based compensation	—	—	304,672	—	—	—	—	304,672
Net loss	—	—	—	—	—	(1,074,456)	—	(1,074,456)
Balance at December 31, 2020	75,261,084	7,526	50,685,178	(12,300,000)	(13,450,000)	(24,042,778)	—	13,199,926

Stock issued for cash, net	8,433,437	843	7,167,740	—	—	—	—	7,168,583
Stock issued for acquisition	19,080,000	1,908	64,998,092	—	—	—	—	65,000,000
Warrants issued for acquisition	—	—	51,081,066	—	—	—	—	51,081,066
Stock to be issued for convertible notes	1,335,000	134	(134)	—	—	—	—	—
Warrants issued with convertible notes	—	—	926,198	—	—	—	—	926,198
Beneficial conversion features	—	—	428,802	—	—	—	—	428,802
Stock based compensation	—	—	304,672	—	—	—	—	304,672
Net income	—	—	—	—	—	49,020	—	49,020
Balance at March 31, 2021	104,109,521	10,411	175,591,614	(12,300,000)	(13,450,000)	(23,993,758)	—	138,158,267

Stock issued for cash, net	400,000	40	339,960	—	—	—	—	340,000
Adjustment to acquisition price, warrants	—	—	(2,359,063)	—	—	—	—	(2,359,063)
Stock based compensation	—	—	304,672	—	—	—	—	304,672
Net loss	—	—	—	—	—	(833,905)	—	(833,905)
Balance at June 30, 2021	104,509,521	$10,451	$173,877,183	(12,300,000)	$(13,450,000)	$(24,827,663)	$—	$135,609,971

Balance at September 30, 2021	107,074,417	$10,707	$133,414,830	(12,300,000)	$(13,450,000.00)	$(33,874,094)	$—	$86,101,443
Stock issued for debt inducement	142,365	14	128,348	—	—	—	—	128,362
Warrants issued with debt	—	—	574,239	—	—	—	—	574,239
Beneficial conversion feature	—	—	470,047	—	—	—	—	470,047
Issuance of shares for services	16,666	2	25,830	—	—	—	—	25,832
Stock based compensation	—	—	507,294	—	—	—	—	507,294
Stock issued on exercise of options	9,896	1	(1)	—	—	—	—	—
Net loss	—	—	—	—	—	(3,345,014)	—	(3,345,014)
Balance at December 31, 2021	107,243,344	10,724	135,120,587	(12,300,000)	(13,450,000)	(37,219,108)	—	84,462,203

Stock issued for cash, net	278,000	28	288,813	—	—	—	—	288,841
Stock issued for acquisition	69,892	7	64,993	—	—	—	—	65,000
Stock issued for licenses	300,000	30	335,970	—	—	—	—	336,000
Stock issued for debt inducement	25,000	2	24,998	—	—	—	—	25,000
Beneficial conversion feature	—	—	25,000	—	—	—	—	25,000
Issuance of shares for services	335,159	34	328,466	—	—	—	—	328,500
Stock based compensation	—	—	1,091,560	—	—	—	—	1,091,560
Stock issued on exercise of options	18,033	2	(2)	—	—	—	—	—
Non-controlling interest	—	—	—	—	—	—	15,633	15,633
Net income (loss)	—	—	—	—	—	(3,878,078)	5,426	(3,872,652)
Balance at March 31, 2022	108,269,428	10,827	137,280,385	(12,300,000)	(13,450,000)	(41,097,186)	21,059	82,765,085

Stock issued for cash, net	263,313	26	254,311	—	—	—	—	254,337
Issuance of shares for services	29,965	3	30,017	—	—	—	—	30,020
Stock based compensation	—	—	934,681	—	—	—	—	934,681
Net loss	—	—	—	—	—	(5,470,477)	(7,109)	(5,477,586)
Balance at June 30, 2022	108,562,706	10,856	138,499,394	(12,300,000)	(13,450,000)	(46,567,663)	13,950	78,506,537

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITEM 9 LABS CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended	For the nine months ended
	June 30, 2022	June 30, 2021
Operating Activities:
Net loss	$(12,695,252)	$(1,859,341)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	217,363	100,535
Amortization of intangible assets	1,103,301	260,066
Amortization of right of use asset	89,844	39,818
Amortization of debt discounts	2,311,783	565,021
Common stock issued for services	498,983	163,236
Stock based compensation expense	2,533,535	914,016
Recovery of bad debt	(5,000)	—
Loss on disposal of fixed assets	10,841	—
Changes in operating assets and liabilities:
Accounts receivable	856,776	(1,703,092)
Inventory	2,276,205	(6,348,573)
Prepaid expenses and other assets	(339,994)	(192,292)
Deposits	(86,604)	—
Accounts payable	2,107,137	524,088
Accrued payroll and payroll taxes	(832,080)	(114,703)
Income tax payable	7,948	—
Accrued interest	542,841	643,068
Accrued expenses	(316,760)	147,868
Deferred revenue	(214,994)	22,844
Operating lease liability	(82,021)	(39,818)
Net Cash Used in Operating Activities	(2,016,148)	(6,877,259)

Investing Activities:
Deposit on acquisition	—	(1,685,368)
Cash paid for acquisition	(140,726)	—
Purchases of property, equipment and construction in progress	(2,918,584)	(2,263,388)
Cash received for note receivable	5,000	5,000
Cash received from construction escrow accounts	816,227	—
Cash acquired in acquisition	6,143	94,596
Cash paid to acquisition escrow accounts	(406,932)	—
Capitalized license fees	—	(2,790)
Purchase of license	(1,130,872)	—
Net Cash Used in Investing Activities	(3,769,744)	(3,851,950)

Financing Activities:
Proceeds from the sale of common stock	555,911	13,298,965
Costs for sale of common stock	(12,733)	—
Payment of debt discount	(50,750)	—
Proceeds from the issuance of debt	7,282,763	1,355,000
Payment of debt	(3,002,097)	(3,712,541)
Net Cash Provided by Financing Activities	4,773,094	10,941,424

Net Increase (Decrease) in Cash	(1,012,798)	212,215

Cash and cash equivalents- Beginning of Period	1,454,460	84,677

Cash and cash equivalents - End of Period	$441,662	$296,892

Supplemental disclosure of cash flow information:
Interest paid in cash	$3,855,724	$597,930
Income taxes paid in cash	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Stock issued for acquisitions	$65,000	$65,000,000
Stock issued for acquisition of a license	$336,000	$—
Accrued interest transferred to debt	$1,762	$160,590
Warrants issued for debt and acquisition	$574,239	$49,648,201
Stock issued for debt	$223,214	$—
Non-controlling interest	$15,633	$—
Stock issuance costs paid in stock	$89,645	$—
Fixed assets purchased with debt	$—	$50,914
Debt issued for acquisition of a license	$200,000	$—
Debt proceeds used to pay debt discounts	$80,000	$—
Land purchased with escrow funds and deposit	$3,000,000	$—
Stock issued to pay accounts payable and prepay expenses	$292,500	$—
Operating lease right of use asset and liability	$934,098	$—
Beneficial conversion feature on convertible debt	$495,047	$428,802
Construction in progress paid with escrow funds	$6,426,063	$—
Accrued debt discount fees	$75,000	$—
Debt discount amortization capitalized to construction in progress	$2,620,476	$—
Accrued liabilities capitalized in construction in progress	$612,158	$—
Amortized debt discount capitalized in construction in progress	$2,620,476	$—

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

Item 9 Labs is a holding company, investing in cannabis and cannabis-related businesses. Its subsidiaries currently compete in two different market segments: (1) production of cannabis and cannabis-derived products and technologies through its Item 9 Labs brand (“Cultivation”), which is currently distributed though out the State of Arizona in licensed medical and adult-use dispensaries; and (2) sale of medical and adult-use cannabis dispensary franchises under its franchise brand “Unity Rd.” (“Franchising”).

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

Principles of Consolidation

The accompanying condensed consolidated financial statements of the Company as of June 30, 2022 have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and do not include all of the information and notes necessary for a presentation of financial position and results of operations in accordance with US GAAP and should be read in conjunction with our September 30, 2021 audited financial statements filed with the SEC on our Form 10-K on January 13, 2022. It is management's opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. We derived the September 30, 2021 condensed consolidated balance sheet data from audited financial statements, however, we did not include all disclosures required by US GAAP. The results for the interim period ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending September 30, 2022.

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

The Company routinely evaluates the carrying value of inventory for slow moving and potentially obsolete inventory and, when appropriate, will record an adjustment to reduce inventory to its estimated net realizable value. There were no inventory reserves recorded at June 30, 2022 and September 30, 2021.

Licenses

Cannabis licenses vary in term for each jurisdiction. The Company capitalizes all costs associated with the acquisition of cannabis licenses in the year the license is obtained. Subsequent measurement is determined by the length of the term of the license. The Company acquired licenses during the nine months ended June 30, 2022 that have indefinite useful lives, subject to annual renewals. Costs associated with maintaining licenses (annual fees) are expensed as incurred. The anticipated maintenance fees are not expected to be material to the condensed consolidated financial statements. Licenses are included on the balance sheet under the heading Intangible assets, net at June 30, 2022 and September 30, 2021.

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

Substantially all of the Company's revenue is associated with a customer contract that represents an obligation to provide cannabis products that are delivered at a single point in time.  Any costs incurred prior to the period in which the products are delivered are recorded to inventory and recognized as cost of revenues in the period in which the performance obligation is completed. For the three and nine months ended June 30, 2022 and 2021, all of the Company's cultivation revenue was generated from performance obligations completed in the state of Arizona.

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

Franchising revenue

Through OCG, Inc., the Company enters into franchise agreements and consulting agreements. The franchise agreement allows the franchisee to, among other things, establish a franchised outlet under the Company’s Unity Rd. brand. Under the consulting agreements, the Company assists customers with applying for and being awarded a retail cannabis license through the state license application process. The initial franchise fee and the consulting fee are due upon execution of the related agreement. These payments are deferred on the condensed consolidated balance sheet and is recognized into revenue on the condensed consolidated statement of operations when (or as) the performance obligations included in the agreements are satisfied. Deferred revenue had a balance of $560,849 and $775,843 at June 30, 2022 and September 30, 2021, respectively, and is included in deferred revenue on the condensed consolidated balance sheets. Revenue recognized during the three months ended June 30, 2022 and 2021 that was included in deferred revenue at September 30, 2021 and 2020 was $4,998 and $0, respectively. Revenue recognized during the nine months ended June 30, 2022 and 2021 that was included in deferred revenue at September 30, 2021 and 2020 was $214,994 and $0, respectively.

Net Loss Per Share

Basic net loss per share does not include dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects the potential dilution of securities that could share in the losses of an entity. Dilutive securities are not included in the weighted average number of shares when inclusion would be anti-dilutive. The following table summarizes the securities outstanding at June 30, 2022 and 2021 that were excluded from the diluted net loss per share calculation for the three and nine months ended June 30, 2022 and 2021 because the effect of including these potential shares was antidilutive due to the Company’s net loss.

	2022	2021
Potentially dilutive common share equivalents
Options	6,223,462	3,211,709
Warrants	48,069,687	41,415,000
Convertible notes	3,510,792	2,707,238
Potentially dilutive shares outstanding	57,803,941	47,333,947

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

The Company also analyzes conversion options embedded with debt to determine if the conversion options are required to be bifurcated and accounted for at fair value at each reporting period or to determine if there is a beneficial conversion feature. At June 30, 2022 and September 30, 2021, none of the conversion options embedded in the Company’s debt were required to be bifurcated.

Segment Reporting

The Company defines operating segments as components about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances. The Company allocates its resources and assesses the performance of its sales activities based on the services performed by its subsidiaries. For the three and nine months ended June 30, 2022 and 2021, the Company has identified two segments: the cultivation, production and sale of cannabis and cannabis derived products and technologies (“Cultivation”) and the sales of Unity Rd. franchises to dispensaries (“Franchising”).

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

Sales and Marketing. Historically, the Company has generated the majority of its revenues by providing its products to dispensaries throughout the state of Arizona. The Company's revenues have increased significantly since its inception in May 2017. Management will continue its plans to increase revenues in the Arizona market by providing superior products. Additionally, as capital resources become available, the Company plans to expand into additional markets outside of Arizona, with construction of a cultivation and processing facility nearing completion in Nevada. The Company believes that it will reduce the overall costs of revenues and costs of revenues will increase at a lower rate than revenues in future periods, which will lead to increased profit margins.

Financing. To date, the Company has financed its operations primarily with loans from shareholders, private placement financings and sales revenue. Management believes that with continued production efficiencies, production growth, and continued marketing efforts, sales revenue will grow, thus enabling the Company to reverse its negative cash flow from operations and raise additional capital as needed. However, there is no assurance that the Company's overall efforts will be successful.

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

Note 3 – Inventory

Inventory consisted of the following at June 30, 2022 and September 30, 2021.

	June 30,	September 30,
	2022	2021
Raw materials and work in process	$1,817,094	$4,291,095
Finished goods	1,596,924	1,052,375
Packaging and other	716,761	1,047,881
	$4,130,779	$6,391,351

Note 4 – Acquisitions

Oklahoma City dispensary acquisition

In January 2022, the Company signed a Co-Management Agreement with a dispensary in Oklahoma for a term of three years. As part of the Co-Management Agreement, the Company purchased substantially all of the assets of a dispensary, excluding cannabis and cannabis related products and licenses, and assumed the dispensary’s lease. The purchase price was $130,000, payable at $32,500 on the effective date and $32,500 each 30, 60 and 90 days after the effective date. In addition, the Company will pay $1,667 per month for 35 months. Finally, the Company paid the seller $65,000 in the Company’s common stock at a 10% discount to the stock’s 10-day volume weighted average. The Company has issued 69,892 shares of common stock related to the Co-Management Agreement. The accrued purchase price balance is $49,274 at June 30, 2022 and is included in accrued expenses on the condensed consolidated balance sheet.

As of June 30, 2022, the consideration paid or accrued for this acquisition was as follows:

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

As of June 30, 2022, the consideration paid in this asset acquisition was as follows:

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

At June 30, 2022, the $250,000 down payment was paid and is included in Other Assets on the condensed consolidated balance sheet. At June 30, 2022, this acquisition has not yet been finalized. As such, the effects of this acquisition, which is expected to be accounted for under ASC 805, Business Combinations, have not been included in the Company’s condensed consolidated balance sheet or statement of operations as of and for the three and nine months ended June 30, 2022. The Company can provide no assurance that it will be successful in finalizing this acquisition.

Sessions pending acquisition

On May 18, 2022, the Company and its wholly owned subsidiary, OCG Management Ontario, Inc., a corporation formed under the laws of the Province of Ontario (“Purchaser”) solely for the purpose of completing this transaction, entered into a Share Purchase Agreement pursuant to which the Purchaser is purchasing all, but not less than all, of the issued and outstanding shares in the capital of Wild Card Cannabis Incorporated, a corporation formed under the laws of the Province of Ontario free and clear of all Liens from the Shareholders.

The total purchase price for the Shares is Twelve Million Eight Hundred Thousand Dollars ($12,800,000.00 USD) (the "Purchase Price"), as adjusted, plus the Earnout Payment, if any (collectively, the “Purchase Price”) payable as follows:

(i) The Company has delivered the Exclusivity Deposit in the amount of $156,902 to the Escrow Agent on March 4, 2022.

(ii) At the Closing, Purchaser shall pay to Shareholders the Estimated Purchase Price of Twelve Million Eight Hundred Thousand Dollars ($12,800,000.00 USD), as adjusted, in immediately available funds;

(iii) Four Million One Hundred Thousand Dollars ($4,100,000.00), as adjusted, payable by the delivery of the Company’s common stock, the number of which will be calculated on the basis of a deemed price per common share equal to the 10-Day VWAP of the trading price of the Company’s common stock on the stock exchange upon which the Company’s common stock is listed, with the last day of the First Earnout Period (the date that is 12 months following the Closing Date) as the measurement date less a 15% discount, if actual Net Revenue is respect of the First Earnout Period is greater than or equal to the Target Net Revenue for the First Earnout Period; and

(iv) Four Million One Hundred Thousand Dollars ($4,100,000.00), as adjusted, payable by the delivery of the Company’s common stock, the number of which will be calculated on the basis of a deemed price per common share equal to the 10-Day VWAP of the trading price of the Company’s common stock on the stock exchange upon which the Company’s common stock is listed, with the last day of the Second Earnout Period (the date that is 24 months following the Closing Date) as the measurement date less a 15% discount, if actual Net Revenue is respect of the Second Earnout Period is greater than or equal to the Target Net Revenue for the Second Earnout Period.

At June 30, 2022, the $156,902 Exclusivity Deposit has been paid and is included in Other Assets on the condensed consolidated balance sheet. At June 30, 2022, this acquisition has not yet been finalized. As such, the effects of this acquisition, which is expected to be accounted for under ASC 805, Business Combinations, have not been included in the Company’s condensed consolidated balance sheet or statement of operations as of and for the three and nine months ended June 30, 2022. The Company can provide no assurance that it will be successful in finalizing this acquisition.

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

The following table presents the carrying values of the assets and liabilities of the entity that is a VIE and consolidated by the Company at June 30, 2022.

June 30,
Assets	2022
Current assets
Inventory	$27,773
Total assets	$27,773

Liabilities
Current liabilities
Income tax payable	$7,948
Total liabilities	$7,948

The following table presents the operations (after intercompany eliminations) of the entity that is a VIE and consolidated by the Company for the three and nine months ended June 30, 2022.

	Three months ended June 30,	Nine months ended June 30,
	2022	2022
Revenues, net	$40,245	$73,582
Cost of revenue	21,111	44,128
Gross profit	19,134	29,454
Income tax expense	4,624	7,948
Net income	$14,510	$21,506

Note 6 – Goodwill and Intangible Assets

Goodwill and identifiable intangible assets, including licenses, consist of the following as of June 30, 2022 and September 30, 2021:

	Gross Carrying	Accumulated	Accumulated
	Amount	Amortization	Impairment	Net
June 30, 2022
Finite lived intangible assets:
Trade names and trademarks	$8,570,848	$1,140,172	$—	$7,430,676
Customer relationships	290,000	290,000	—	—
Websites and other intellectual property	2,470,000	1,144,470	955,223	370,307
Franchise and consulting agreements	3,970,000	919,170	—	3,050,830
Total finite lived intangible assets	15,300,848	3,493,812	955,223	10,851,813
Indefinite lived intangible assets:
Licenses	8,370,853	—	—	8,370,853
Total intangible assets	$23,671,701	$3,493,812	$955,223	$19,222,666

	Gross Carrying	Accumulated	Accumulated
	Amount	Amortization	Impairment	Net
September 30, 2021
Finite lived intangible assets:
Trade names and trademarks	$8,570,848	$497,356	$—	$8,073,492
Customer relationships	290,000	290,000	—	—
Websites and other intellectual property	2,470,000	946,488	955,223	568,289
Franchise and consulting agreements	3,970,000	656,667	—	3,313,333
Total finite lived intangible assets	15,300,848	2,390,511	955,223	11,955,114
Indefinite lived intangible assets:
Licenses	6,703,981	—	—	6,703,981
Total intangible assets	$22,004,829	$2,390,511	$955,223	$18,659,095

		Gross Carrying
	Gross Carrying	Amount
	Amount	Goodwill
	Goodwill	Impairment
Changes in goodwill and indefinite lived intangibles:
Balance at September 30, 2021	$62,868,420	$4,803,604
Additional goodwill related to Oklahoma City dispensary acquisition	168,570	—
Balance at June 30, 2022	$63,036,990	$4,803,604

As of June 30, 2022, the cultivation and processing licenses from the state of Nevada, included above, have not been transferred to the Company as the transfer is awaiting regulatory approval.

During the three months ended June 30, 2022, the Company has noted indicators of the possible impairment of its goodwill and intangible assets. The Company will analyze these indicators during the fourth quarter of the year ended September 30, 2022 and determine if any impairment has occurred. Given the carrying value of the Company’s goodwill and intangible assets at June 30, 2022, the occurrence of an impairment may be material to the Company’s financial position and results of operations.

Note 7 - Property and Equipment, Net

The following represents a summary of our property and equipment as of June 30, 2022 and September 30, 2021:

	June 30,	September 30,
	2022	2021
Cultivation and manufacturing equipment	$551,045	$506,271
Computer equipment and software	266,427	266,427
Leasehold improvements	49,667	—
Buildings and improvements	2,811,340	2,785,781
	3,678,479	3,558,479
Accumulated Depreciation	(696,052)	(479,320)
	2,982,427	3,079,159
Land	3,455,563	380,584
Construction on progress	19,869,222	7,418,105
Property and Equipment, Net	$26,307,212	$10,877,848

During the nine months ended June 30, 2022, the Company completed the purchase of 44 acres of land from a related party for $3.0 million plus expenses. The land-owner is one of the original members of BSSD and a current employee of the Company.

Construction in progress relates to multiple capital projects ongoing during the three and nine months ended June 30, 2022, including the construction of the Nevada facility and the expansion of the Arizona facility. Construction in progress also includes interest and fees on debt that is directly related to the financing of the Company’s capital projects.

Depreciation expense for the three months ended June 30, 2022 and 2021 was $71,285 and $35,965, respectively. Depreciation expense for the nine months ended June 30, 2022 and 2021 was $217,363 and $100,535, respectively.

Note 8 – Debt

	Convertible Notes

	Effective	Maturity	Annual Interest	Balance at	Balance at	Conversion
	Date	Date	Rate	June 30, 2022	September 30, 2021	Price
C-2	3/23/2020	9/23/2020	15%	1,100,000	1,100,000	See C-2
C-3	8/15/2011	8/15/2012	8%	20,000	20,000	0.50
C-5	3/19/2021	9/19/2021	10%	—	80,000	2.50
C-7	9/29/2021	9/29/2022	10%	250,000	250,000	1.67
C-8	9/29/2021	9/29/2022	10%	500,000	500,000	1.67
C-9	10/1/2021	9/29/2022	10%	750,000	—	1.67
C-10	10/29/2021	4/29/2022	15%	750,000	—	1.50
C-11	2/21/2022	8/31/2022	24%	250,000	—	1.10
				3,620,000	1,950,000
		Less: unamortized discounts		(353,821)	(672,606)
				$3,266,179	$1,277,394

(C-2) Convertible Viridis Note

On March 23, 2020, the Company borrowed proceeds from a related party, Viridis I9 Capital LLC (“Viridis”), in the amount of $1.1 million. The note is convertible at the lesser of a) $1.00 per share or, b) 20% discount to the ten day average closing price of the Company’s common stock, immediately prior to the conversion date. All principal and interest were due on the maturity date. The lender has granted a payment forbearance for the note and all unpaid principal and interest, accrued at the default interest rate of 15% per annum, will be paid at maturity, which has been postponed to a date that has not yet been determined. At June 30, 2022 the Viridis note was in default. The Viridis note remains in default as of this filing, though the parties are negotiating a long-term arrangement.

(C-9) Convertible Tysadco Note

On October 1, 2021, the Company entered into a convertible note agreement. Up to fifty percent (50%) of the outstanding and unpaid principal amount is convertible into common stock. The note included warrants to purchase a total of 825,000 shares of the Company’s common stock for $3 per share, with a 4 year term. Further, the Company issued 67,365 shares of common stock, valued at $112,500 as an inducement to the lenders to enter into the note agreements. The debt included a beneficial conversion feature after consideration of the relative fair values of the warrants and shares of common stock. The debt, shares of common stock and warrants were recorded at their relative fair values, along with the beneficial conversion feature. The resulting discount of $597,606 and an additional $75,000 discount related to a one-time interest charge of 10% of the original principal amount, is amortized to interest expense over the term of the debt. The one-time interest charge was accrued at June 30, 2022.

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

The future minimum payments of the Company’s convertible debt obligations as of June 30, 2022 are as follows. The unamortized discount will be amortized through September 2022.

Year ended
June 30,	Amount
2023	$3,620,000
3,620,000
Less: unamortized discount	(353,821)
$3,266,179

	Notes Payable

	Effective	Maturity	Annual Interest	Balance at	Balance at
	Date	Date	Rate	June 30, 2022	September 30, 2021	Secured by
f	5/1/2020	11/1/2023	10%	1,386,370	1,386,370	2nd DOT AZ property
h	5/1/2020	5/1/2023	15%	283,666	283,666	N/A
i	2/14/2020	10/14/2022	2%	—	312,500	Secured by licenses
l	8/18/2021	1/25/2023	36%	1,713,707	2,162,590	Future revenues
n	12/20/2020	12/20/2021	9%	—	13,148	Secured by vehicles
o	3/19/2021	4/1/2024	10%	670,932	816,582	N/A
p	2/1/2021	6/30/2022	15%	270,590	520,590	N/A
q	8/6/2021	2/6/2023	16%	13,500,000	13,500,000	1st AZ property and other personal property
r	8/6/2021	2/6/2023	16%	5,500,000	5,500,000	1st NV property and other personal property
s	9/30/2021	12/31/2021	18%	500,000	500,000	Restricted common stock
t	3/19/2021	7/19/2022	18%	250,000	500,000	N/A
u	2/22/2022	2/28/2023	36%	547,806	—	Future revenues
v	2/22/2022	2/28/2023	36%	176,453	—	Future revenues
w	3/4/2022	On demand	15%	3,652,000	—
x	3/10/2022	5/10/2022	20%	250,000	—	N/A
y	3/2/2022	8/1/2023	5%	166,667	—	N/A
				28,868,191	25,495,446
		Less: unamortized discounts		(2,886,822)	(6,002,045)
				$25,981,369	$19,493,401

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

On January 26, 2022, the Company executed a second short-term financing arrangement. The proceeds of $2.5 million were used to repay the first short-term financing arrangement, discussed above, in the amount of approximately $1.839 million, and the remainder of the proceeds was used for working capital purposes. Payments of $66,468 are due weekly until $3.35 million has been repaid. This results in an effective interest rate of 36%. The repayment of the first short-term financing was accounted for as an extinguishment. As such, all previously unamortized discount in the amount of $46,588 and imputed interest in the amount of $483,840 was capitalized to construction in progress during January 2022. Fees paid for the second short-term financing arrangement in the amount of $91,000 have been recorded as a discount and will be amortized to interest expense over the term of the arrangement. See Note 14.

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

Effective March 31, 2022, the debt was amended to extend the maturity date to June 30, 2022, interest payments are due on April 1, May 1 and June 1, 2022. Principal payments in the amount of $50,000 are due on April 15, May 15 and June 15, 2022 and a final balloon payment of outstanding principal and interest in the amount of $223,972 is due on June 30, 2022. This note is currently due on demand and interest is paid monthly.

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

(t) Chessler note

Prior to the acquisition, OCG entered into a settlement agreement with its former landlord, which included a note agreement for $500,000. During March 2022, this note agreement was modified to extend the maturity date to July 19, 2022 and add an interest rate of 18% per annum. The modified note also calls for principal payments of $75,000 on the effective date of the note, $75,000 on April 10, 2022, $100,000 on May 22, 2022 and $250,000 at maturity, plus accrued and unpaid interest. The principal balance of this note plus accrued and unpaid interest was paid subsequent to June 30, 2022.

(u) Lendspark

In February 2022, the Company executed on a short-term financing arrangement for proceeds of $750,000. Payments of $20,400 are due weekly until approximately $1.02 million is repaid. This results in an effective interest rate of approximately 36%. Fees in the amount of $48,765 have been recorded as a discount and are being amortized to interest expense over the term of the arrangement. See Note 14.

(v) Upwise Capital 2

In February 2022, the Company executed on a third short-term financing arrangement with Upwise Capital for proceeds of $250,000. Payments of $6,746 are due weekly until $340,000 is repaid. This results in an effective interest rate of approximately 36%. Fees in the amount of $16,255 have been recorded as a discount and are being amortized to interest expense over the term of the arrangement. See Note 14.

(w) Viridis working capital loans

During the nine months ended June 30, 2022, the Company received several short-term working capital loans from Viridis, a related party, in the amount of $3,702,000. The terms of these short term loans are still being determined, however, an interest rate of 15% has been estimated.

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

Year ended
June 30,	Amount
2023	$27,563,901
2024	1,862,175
2025	—
29,426,076
Less: unamortized discount	(2,886,822)
Less: imputed interest	(557,885)
25,981,369
Less: current portion	(24,532,509)
$1,448,860

A summary of interest expense for the three and nine months ended June 30, 2022 and 2021 is as follows.

	Three months ended June 30,		Nine months ended June 30, 2022
	2022	2021	2022	2021
Amortization of debt discounts	$1,440,535	$316,320	$4,932,259	$564,622
Stated interest paid or accrued	1,508,210	301,933	4,073,665	1,217,726
Finance charges and other interest	22,021	11,012	25,016	23,671
	2,970,766	629,265	9,030,940	1,806,019
Less: interest capitalized to construction in progress	(1,345,611)	—	(5,098,022)	—
	$1,625,155	$629,265	$3,932,918	$1,806,019

Note 9 - Concentrations

For the three and nine months ended June 30, 2022 and 2021, substantially all of the Company's revenue was generated from a single customer. Given the agreement with the license holder, although the Company’s products are distributed to numerous dispensaries throughout Arizona, all sales are made through the license holder. The Company's wholly owned subsidiary provides cannabis products to this customer under a three-year Cultivation Management Services Agreement that commenced on April 1, 2020. Provisions of the agreement require 30-day written notice to terminate except for the following circumstances, in which case the agreement is cancellable with no notice: (i) uncured default; (ii) gross negligence, intentional, or willful misconduct by either party; (iii) federal or state enforcement action against either party; (iv) any change or revocation of state or local law that has the effect of prohibiting the legal operation of the Cultivation Facility; (v) the dispensary license renewal is not approved; (vi) the dispensary fails to maintain its dispensary license in good standing with the regulators resulting in the revocation of the dispensary license. One of our license holder’s customers that the Company’s products are distributed to accounts for 33% of our cultivation revenue for the nine months ended June 30, 2022. Should our products no longer be distributed to this customer of our license holder, it would have a material adverse effect on our operations.

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

The Company entered into a 60 month lease with VGI Citadel LLC, a related party, to rent office space for its corporate headquarters which began in June 2019. The monthly lease payments were $6,478 for the first twelve months and include all utilities and an estimated amount for common area maintenance and real estate taxes. The monthly lease payments increase to $6,653, $6,828, $7,003, and $7,178 for years two through five, respectively. Rent expense for the three months ended June 30, 2022 and 2021 on this lease was $20,782 and $20,617, respectively. Rent expense for the nine months ended June 30, 2022 and 2021 on this lease was $64,939 and $61,454, respectively. Interest was imputed using a discount rate of 20%. The lease does not include renewal options.

In February 2022, the Company assumed a lease to rent approximately 3,100 square feet of retail space in Oklahoma City, Oklahoma as part of the Oklahoma City acquisition disclosed in Note 4. The lease calls for base rent payments of $21 per square foot ($5,483), plus a prorated share of taxes, insurance and common area maintenance expenses, per month and increasing each year by 3% through the end of the lease term on February 28, 2029. The lease may be extended for two additional 5 year periods. Rent expense for the three and nine months ended June 30, 2022 on this lease was $22,129 and $36,406, respectively. There was no rent expense on this lease during the three and nine months ended June 30, 2021. Interest was imputed using a discount rate of 18%.

In March 2022, the Company assumed a lease to rent approximately 2,650 square feet of retail space in Adams County, Colorado as part of the Adams County acquisition disclosed in Note 4. The lease calls for base rent payments of $15,450, plus a prorated share of operating costs of the building, per month and escalate each year to $15,913 in the final year which ends on February 1, 2024. The lease may be extended for one additional 3 year period. Rent expense for the three and nine months ended June 30, 2022 on this lease was $52,822 and $68,870, respectively. There was no rent expense on this lease during the three and nine months ended June 30, 2021. Interest was imputed using a discount rate of 18%.

In September 2021, the Company signed a seven-year lease to rent approximately 3,000 square feet of retail space in Biddeford, Maine. The lease calls for base rent payments of $6,604, plus taxes and operating expenses, per month for the first year and escalate each year to $7,886 per month in year seven. The lease may be extended for two terms of 5 years each. The commencement of this lease is contingent upon the issuance and receipt of a license and city approval. The agreement will terminate if the contingency is not met. At June 30, 2022, the contingency has not been met, however, control over the use of the leased premises has been received by the Company. As such, the Company has recorded the right of use asset and liability to the condensed consolidated balance sheet. Rent expense for the three and nine months ended June 30, 2022 on this lease was $21,781 and $48,197, respectively. There was no rent expense on this lease during the three and nine months ended June 30, 2021. Interest was imputed using a discount rate of 18%.

The future lease payments are as follows.

Year ended
June 30,	Amount
2023	$420,720
2024	359,998
2025	158,342
2026	163,093
2027	167,985
Thereafter	266,399
1,536,537
Less: imputed interest	(523,462)
1,013,075
Less: current portion:	(256,471)
$756,604

In October 2021, the Company entered into a commercial lease agreement to rent 12,000 square feet located in Denver, Colorado. The lease has a term of five years with escalating monthly base rent beginning at $6,354 and escalating each year to $7,295 in year five. Commencement of the lease is contingent upon the Company receiving an approved retail license within 120 days from October 22, 2021. The agreement will terminate if the contingency is not met. As of June 30, 2022, the contingency has not been met and the Company is currently considering its options in regards to this agreement. The future minimum rental payments under this lease have not been included in the Company’s right of use asset and liability at June 30, 2022 or the future lease payments schedule above.

As of June 30, 2022 and September 30, 2021, the Company has accrued unpaid payroll taxes and estimated penalties and interest of approximately $1,350,000 and $2,400,000, respectively, and is included in accrued payroll and payroll taxes in the accompanying condensed consolidated balance sheets. The Company is making monthly payments of $94,278, beginning March 1, 2022, to pay this liability. Further, during the three months ended June 30, 2022, the Company received approximately $294,000 of Employee Retention Credits ("ERCs") that were used to reduce the unpaid payroll taxes liability. The ERCs were recorded to payroll and employee related expenses on the condensed consolidated statement of operations.

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

During the three months ended June 30, 2022 and 2021, the Company purchased cultivation supplies from a related party in the amount of $0 and $13,868, respectively. During the nine months ended June 30, 2022 and 2021, the Company purchased cultivation supplies from a related party in the amount of $31,708 and $39,397, respectively. This related party is owned by the parent of a stockholder that holds more than 5% of the Company’s common stock.

Included in our accounts payable at June 30, 2022 and September 30, 2021 is approximately $231,000, and $138,000, respectively in amounts due to related parties.

Note 12 - Stockholders' Equity

Unit Offering

Prior to the three months ended June 30, 2022, the Company began offering up to 28,000,000 units of the Company for $1.40 per Unit on a “best-efforts/no minimum” basis pursuant to Regulation A of Section 3(6) of the Securities Act of 1933, as amended, for Tier 2 offerings. Each Unit is comprised of one share of common stock and one-half of one warrant to purchase a share of common stock. Only whole warrants are exercisable. Each whole warrant entitles the holder to purchase one share of common stock for $2.00 per share, subject to certain adjustments, from the date of issuance until the second anniversary of the date of issuance and is redeemable by the Company under certain conditions. Effective May 4, 2022, the Company repriced the offering to $1.12 per Unit and the exercise price of the warrant was reduced to $1.75 per share. The Company has incurred approximately $922,000 in fees related to this offering. These fees are included in Other assets on the condensed consolidated balance sheet at June 30, 2022 and will be netted against the proceeds received in the offering.

Warrants

The following table summarizes the Company’s warrant activity for the nine months ended June 30, 2022:

	Common Shares Issuable Upon Exercise of	Weighted Average	Weighted Average Contractual	Aggregate
	Warrants	Exercise Price	Term in Years	Intrinsic Value
Balance of warrants at September 30, 2021	46,095,000	2.08	3.9	14,243,000

Warrants granted	1,974,687	2.68	2.8	—
Exercised	—	—	—	—
Forfeited/Cancelled	—	—	—	—

Balance of warrants at June 30, 2022	48,069,687	$2.10	$3.7	$1,375,000

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company’s common stock as of June 30, 2022, for those awards that have an exercise price currently below the closing price as of June 30, 2022. Awards with an exercise price above the closing prices as of June 30, 2022 are considered to have no intrinsic value.

The following range of assumptions were used to estimate the fair value of warrants issued during the nine months ended June 30, 2022, using the Black-Scholes option-pricing model, excluding the 234,943 whole warrants issued as part of the Company’s unit offering.

Nine months ended
June 30, 2022
Expected stock price volatility	92% - 130%
Risk-free interest rate	0.10% - 0.30%
Expected term (years)	1.0 - 2.0
Expected dividend yield	0%
Black-scholes value	$0.34 - $0.89

Stock Options

On June 21, 2019, the Company’s shareholders voted to approve the 2019 Equity Incentive Plan (the “2019 Plan”). Pursuant to the 2019 Plan, the maximum aggregate number of Shares available under the Plan through awards is the lesser of: (i) 6,000,000 shares, increased each anniversary date of the adoption of the plan by 2 percent of the then-outstanding shares, or (b) 10,000,000 shares. The maximum contractual term of the award is 10 years. The vesting period for options outstanding at June 30, 2022 ranges from vesting immediately to three years.

The following table summarizes the Company’s stock option activity for the nine months ended June 30, 2022:

	Common Shares Issuable Upon Exercise of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (1)
Balance of Options at September 30, 2021	5,217,315	1.23	8.9	2,633,375

Options granted	1,161,582	1.55	6.7	15,800
Exercised	(41,104)	0.87	8.3	19,730
Forfeited/Cancelled	(114,331)	0.94	—	—

Balance of Options at June 30, 2022	6,223,462	$1.29	7.9	$67,175

Exercisable at June 30, 2022	2,456,774	$1.33	7.3	$33,588
Unvested at June 30, 2022	3,766,688	$1.27

	Number of Options	Weighted Average Grant Date Fair Value
Unvested at June 30, 2022	3,766,688	$1.21
Granted during the nine months ended June 30, 2022	1,161,582	$1.37
Vested during the nine months ended June 30, 2022	358,004	$1.49
Forfeited during the nine months ended June 30, 2022	114,331	$1.91

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company’s common stock as of June 30, 2022, for those awards that have an exercise price currently below the closing price as of June 30, 2022. Awards with an exercise price above the closing prices as of June 30, 2022 are considered to have no intrinsic value.

The following range of assumptions were used to estimate the fair value of stock options granted during the nine months ended June 30, 2022, using the Black-Scholes option-pricing model.

Nine months ended
June 30, 2022
Expected stock price volatility	126% - 176%
Risk-free interest rate	.7% - 2.6%
Expected term (years)	2.8 - 6.5
Expected dividend yield	0%
Black-scholes value	$0.68 - $3.01

During the three months ended June 30, 2022 and 2021, the Company recognized compensation expense of $934,681 and $304,672, respectively. During the nine months ended June 30, 2022 and 2021, the Company recognized compensation expense of $2,533,535 and $914,016, respectively. At June 30, 2022, there was $2,299,311 of total unrecognized compensation cost. This unrecognized cost is expected to be recognized over the weighted average vesting period of 1 year.

Note 13 – Segment Information

The Company has identified two segments: the cultivation, production and sale of cannabis products (Cultivation) and the sales of Unity Rd. franchises to dispensaries (Franchising). The following tables presents segment information for the three and nine months ended June 30, 2022 and 2021. The Company acquired the Franchising segment at the closing of the acquisition of OCG, Inc. effective March 19, 2021.

	Cultivation	Franchising	Corporate	Total
Nine months ended June 30, 2022
Revenues from external customers	$17,360,844	$280,529	$114,146	$17,755,519
Operating income (loss)	3,993,350	(2,705,153)	(10,042,901)	(8,754,704)
Interest expense	460,524	79,993	3,392,401	3,932,918
Depreciation and amortization	90,362	901,675	328,627	1,320,664
Additions to property, equipment and construction in progress	25,623	—	15,631,945	15,657,568

Three months ended June 30, 2022
Revenues from external customers	$4,861,737	$22,031	$47,554	$4,931,322
Operating income (loss)	983,533	(1,001,768)	(3,829,572)	(3,847,807)
Interest expense	303,462	36,777	1,284,916	1,625,155
Depreciation and amortization	27,830	300,150	111,072	439,052

At June 30, 2022
Property, equipment and construction in progress, net	$421,757	$20,899	$25,864,556	$26,307,212
Total assets (after intercompany eliminations)	5,102,841	68,217,019	47,207,983	120,527,843

Three and nine months ended June 30, 2021
Revenues from external customers	$6,585,396	$78,418	$29,247	$6,693,061
Operating income (loss)	2,315,224	(484,351)	(2,078,147)	(247,274)
Interest expense	123,286	112,419	393,560	629,265
Depreciation and amortization	16,530	5,633	89,996	112,159

At June 30, 2021
Property, equipment and construction in progress, net	$1,526,319	$34,990	$7,852,680	$9,413,989
Total assets (after intercompany eliminations)	12,313,816	118,976,427	18,633,128	149,923,371

Note 14 - Subsequent Events

Subsequent to June 30, 2022 the following events have occurred.

The Company’s North Denver dispensary location began operations on July 11, 2022, making it the Company’s first corporate-owned shop in Colorado under the Company’s cannabis dispensary brand, Unity Rd.

The Company has sold 1,700 units under its offering pursuant to Regulation A of Section 3(6) of the Securities Act of 1933, as amended, for Tier 2 offerings for total proceeds of $1,904 subsequent to June 30, 2022.

The Company received short-term loans in the aggregate amount of $1,370,000 from Viridis, a related party. The terms of these short-term loans are being determined as of the date of the filing.

On July 20, 2022, the Company entered into short-term financing arrangement with Capybara Capital. The proceeds of $0.5 million were used for working capital purposes. Payments of $18,889 are due weekly until $0.68 million has been repaid. This results in an effective interest rate of 36%.

On July 22, 2022, the Company entered into a short-term financing arrangement with Upwise Capital. The proceeds of $1.954 million were used to repay the second short-term financing arrangement (see (l) in Note 8 above) and the Upwise Capital 2 financing arrangement (see (v) in Note 8 above). Payments of $55,552 are due weekly until $2.598 million has been repaid. This results in an effective interest rate of 33%.

On July 22, 2022, the Company entered into a short-term financing arrangement with Lendspark. The proceeds of $0.65 million were used to repay the previous Lendspark short-term financing (see (u) in Note 8 above) in the amount of $0.591 million, and the remainder of the proceeds, approximately $0.05 million was used for working capital purposes. Payments of $17,680 are due weekly until $0.884 million has been repaid. This results in an effective interest rate of 36%.

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

The Company’s Arizona cannabis operations have expanded in recent years, with the addition of a 2nd nearly 10,000 square foot facility in the 4th quarter of fiscal year 2019, more than doubling the Company’s cultivation and processing space for Arizona. As the Company methodically expanded its operational capacity by more than 100% in fiscal year 2020, it was also able to significantly increase efficiencies within the cultivation and processing operations. The increased efficiencies have been offset in the current period by certain supply shortages and repair and maintenance delays resulting in longer production lead times.

The Arizona expansion has continued in fiscal year 2022 and is expected to continue thereafter. The Company has tripled production since October 1, 2020, while beginning construction on phase 1 of its construction plan to build additional cultivation space. Phase 1 plans total over 60,000 square feet of additional cultivation and processing space, and the planned remaining five phases would add over 560,000 square feet of cultivation and processing space. By the conclusion of the master site development, the Company anticipates a total of more than 640,000 square feet of cultivation and processing space; there is no assurance the Company can complete these construction projects as planned.

The Company estimates that phase 1 of its construction plan will be completed during the third quarter of its fiscal year 2023. The extension of time to complete phase 1 of its construction plan is primarily due to delays in obtaining the necessary construction permits and supply chain shortages of construction materials. Further, given the current level of inflation and the supply chain shortages, the Company estimates that costs will exceed original estimates by 25%-30%. The needed permits were obtained subsequent to June 30, 2022. The Company may experience additional construction delays. The Company can provide no assurance that it will be able to obtain the financing needed to pay the additional construction costs.

Item 9 Labs Corp. has continued its expansion plans into other states as well as the Company acquired (pending regulatory approval) cultivation and processing licenses in Nye County, Nevada which will be paired with their Nevada facility. In fiscal 2019, the Company broke ground on their 20,000 square foot cultivation and processing facility in Nevada. The facility is now approximately 98% complete. Construction recommenced, after a pause due to Covid-19, in August 2021. The Company aims to commence operations in Nevada in early fiscal year 2023.

On October 6, 2021, the Company entered into an Asset Purchase Agreement (“APA”) to acquire an existing dispensary license and storefront from Nebrina Adams County LLC, a Colorado limited liability company (“Seller”) in Adams County, CO. The total purchase price was $1,536,000, as to which $1,000,000 was paid to an escrow account upon conditional approvals of the change of ownership from state and local licensing authorities concerning the transfer of ownership. At closing, that amount was released to the Seller along with an 18-month promissory note in the principal amount of $200,000 and the balance payable in 300,000 shares of Company common stock, valued at $336,000. The Company obtained financing to consummate this transaction. On March 2, 2022, the Company received the necessary regulatory approvals and completed this transaction. The existing dispensary license had never been operational. This dispensary, known as the Company’s North Denver location, began operations on July 11, 2022, making it the Company’s first corporate-owned shop in Colorado under the Company’s cannabis dispensary brand, Unity Rd.

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

On March 11, 2022, the Company entered into an Asset Purchase Agreement with The Herbal Cure LLC, a Colorado limited liability company, pursuant to which the Company is purchasing certain assets. Effective upon the completion of the sale, which has not occurred as of the date of this filing, the licenses, contracts and certain personal property to operate a licensed medicinal and recreational cannabis dispensary will be delivered to the Company. The total purchase price is $5,750,000, as to which $250,000 is to be paid upon execution of the Asset Purchase Agreement, $3,700,000 payable at closing, $700,000 shall be financed by seller pursuant to a Secured Promissory Note and the remainder of the purchase prices shall be paid in shares of the Company’s common stock on the closing date. The Secured Promissory Note shall accrue interest at 5% per annum and have a term of 18 months, commencing on the closing date, payable in even monthly installments until paid in full. The shares of the Company’s common stock to be issued shall be in such an amount as is the quotient of $1,100,000 divided by the product of the 10-day volume weighted average price of the shares as of the closing date and 85%. The Company can provide no assurance that it will be successful in finalizing this acquisition.

On May 18, 2022, the Company and its wholly owned subsidiary, OCG Management Ontario, Inc., a corporation formed under the laws of the Province of Ontario (“Purchaser”) solely for the purpose of completing this transaction, entered into a Share Purchase Agreement pursuant to which the Purchaser is purchasing all, but not less than all, of the issued and outstanding shares in the capital of Wild Card Cannabis Incorporated, a corporation formed under the laws of the Province of Ontario free and clear of all Liens from the Shareholders. The Company can provide no assurance that it will be successful in finalizing this acquisition.

The total purchase price for the Shares is Twelve Million Eight Hundred Thousand Dollars ($12,800,000.00 USD) (the "Purchase Price"), as adjusted, plus the Earnout Payment, if any (collectively, the “Purchase Price”) payable as follows:

(i) The Company has delivered the Exclusivity Deposit in the amount of $156,902 to the Escrow Agent on March 4, 2022.

(ii) At the Closing, Purchaser shall pay to Shareholders the Estimated Purchase Price of Twelve Million Eight Hundred Thousand Dollars ($12,800,000.00 USD), as adjusted, in immediately available funds;

(iii) Four Million One Hundred Thousand Dollars ($4,100,000.00), as adjusted, payable by the delivery of the Company’s common stock, the number of which will be calculated on the basis of a deemed price per common share equal to the 10-Day VWAP of the trading price of the Company’s common stock on the stock exchange upon which the Company’s common stock is listed, with the last day of the First Earnout Period (the date that is 12 months following the Closing Date) as the measurement date less a 15% discount, if actual Net Revenue is respect of the First Earnout Period is greater than or equal to the Target Net Revenue for the First Earnout Period; and

(iv) Four Million One Hundred Thousand Dollars ($4,100,000.00), as adjusted, payable by the delivery of the Company’s common stock, the number of which will be calculated on the basis of a deemed price per common share equal to the 10-Day VWAP of the trading price of the Company’s common stock on the stock exchange upon which the Company’s common stock is listed, with the last day of the Second Earnout Period (the date that is 24 months following the Closing Date) as the measurement date less a 15% discount, if actual Net Revenue is respect of the Second Earnout Period is greater than or equal to the Target Net Revenue for the Second Earnout Period.

Results of Operations

	Nine months ended June 30,
	2022	2021	$ Change	% Change
Revenues, net	$17,755,519	$15,843,256	$1,912,263	12%
Cost of revenues	11,089,560	8,531,623	2,557,937	30%
Gross profit	6,665,959	7,311,633	(645,674)	-9%
Operating expenses
Professional fees and outside services	2,207,618	1,350,196	857,422	64%
Payroll and employee related expenses	7,889,672	4,014,819	3,874,853	97%
Sales and marketing	1,260,551	389,819	870,732	223%
Depreciation and amortization	1,320,664	360,601	960,063	266%
Other operating expenses	2,747,158	1,292,154	1,455,004	113%
Provision for bad debt	(5,000)	—	(5,000)	100%
Total operating expenses	15,420,663	7,407,589	8,013,074	108%
Income (loss) from operations	(8,754,704)	(95,956)	(8,658,748)	9024%
Other expense, net	(3,932,600)	(1,763,385)	(2,169,215)	123%
Net loss, before income tax provision (benefit)	(12,687,304)	(1,859,341)	(10,827,963)	582%
Income tax provision (benefit)	7,948	—	7,948	0%
Net loss	(12,695,252)	(1,859,341)	(10,835,911)	583%
Less: Net loss attributable to non-controlling interests	(1,683)	—	(1,683)	100%
Net loss attributable to Item 9 Labs Corp.	$(12,693,569)	$(1,859,341)	$(10,834,228)	583%

	Three months ended June 30,
	2022	2021	$ Change	% Change
Revenues, net	$4,931,322	$6,693,061	$(1,761,739)	-26%
Cost of revenues	3,341,367	3,802,447	(461,080)	-12%
Gross profit	1,589,955	2,890,614	(1,300,659)	-45%
Operating expenses
Professional fees and outside services	993,452	442,483	550,969	125%
Payroll and employee related expenses	2,683,722	1,592,673	1,091,049	69%
Sales and marketing	207,213	262,473	(55,260)	-21%
Other operating expenses	1,114,323	728,100	386,223	53%
Total operating expenses	5,437,762	3,137,888	2,299,874	73%
Income (loss) from operations	(3,847,807)	(247,274)	(3,600,533)	1456%
Other expense, net	(1,625,155)	(586,631)	(1,038,524)	177%
Net income (loss), before income tax provision (benefit)	(5,472,962)	(833,905)	(4,639,057)	556%
Income tax provision (benefit)	4,624	—	4,624	0%
Net income (loss)	(5,477,586)	(833,905)	(4,643,681)	557%
Less: Net loss attributable to non-controlling interests	(7,109)	—	(7,109)	100%
Net loss attributable to Item 9 Labs Corp.	$(5,470,477)	$(833,905)	$(4,636,572)	556%

Revenues

The increase in revenue for the nine months ended June 30, 2022 was primarily due to a change in certain processes and procedures in the Company’s lab during the year ended September 30, 2021. That is, during fiscal year 2021, the Company purchased equipment to automate certain manual processes. The purchase of this equipment made certain processes, such as the filling of cartridges, more efficient, which allowed for increased output. In order to support this increased output, the Company purchases certain inventory materials from third party vendors that it had previously produced itself. Further, during fiscal year 2021, the Company added and reorganized post-production space to more efficiently package its products for sale. These improvements for the nine months ended June 30, 2022 were offset by the following events during the quarter ended June 30, 2022.

The decrease in revenue for the three months ended June 30, 2022 was primarily due to effects of additional competition entering the Company’s market that were not as significant during the same three month period of the prior year. This additional competition resulted in a decrease in units sold and a decrease in unit sales prices. Further, during the three months ended June 30, 2022, the Company experienced supply chain issues that caused a decrease in new orders for the Company’s products and delays in fulfilling existing orders.

Cost of Revenues

Cost of revenues consist primarily of labor, materials, supplies and utilities. Cost of revenues as a percentage of revenues was 68% and 62% for the three and nine months ended June 30, 2022 compared to 57% and 54% for the three and nine months ended June 30, 2021. The Company was able to increase operational efficiency throughout fiscal year 2021. However, the cost of the purchased inventory materials discussed above and increases in other costs, such as product testing, primarily negated these efficiency gains. Further, cost of revenues as a percentage of revenues decreased due to the reduction in unit sales prices during the quarter. Management will remain focused on reducing costs through bulk purchasing, implementing additional efficiencies in production and making additional investments in property and equipment. The Company believes that it will reduce the overall cost of revenues and cost of revenues will increase at a lower rate than revenues in future periods, which will lead to increased profit margins.

Gross Profit

The decrease in gross profit as a percentage of revenue for the nine months ended June 30, 2022 was due to increases in revenue offset by price reduction as competition rises and by increases in purchased inventory materials and other costs. Further, the decrease in gross profit as a percentage of revenue of the three months ended June 30, 2022 also decreased due to the decrease in the number of units sold as a result of the increased competition and the supply chain issues experienced. With the Company’s continued efforts to increase capacity and focus on efficiencies and reducing costs, management expects gross profit to increase going forward.

Operating Expenses

Professional fees and outside services increased for the nine months ended June 30, 2022 compared to the nine months ended June 30, 2021 primarily due to the amortization of prepaid consulting agreements that were entered into subsequent to June 30, 2021 and additional expenses incurred for corporate advisory services, and investor and public relations services. Further, the Company incurred significant legal expenses during the three and nine months ended June 30, 2022 related to entering into the Share Purchase Agreement for the purchase of all of the issued and outstanding shares of Wild Card Cannabis, Incorporated, a corporation formed under the laws of the Province of Ontario, Canada.

The increase in payroll expenses was primarily due to the amortization of stock-based compensation expense for stock options granted subsequent to June 30, 2021. Further, payroll expenses increased due to an increase in employee headcount during fiscal year 2021 and the nine months ended June 30, 2022, as a result of increased hiring of employees. The increase was offset by approximately $294,000 of Employee Retention Credits ("ERCs") received by the Company.

Sales and marketing expenses increased due to increased spending on promotional items and marketing and branding initiatives during the nine months ended June 30, 2022. The decrease in sales and marketing expenses decreased slightly for the three months ended June 30, 2022 compared to June 30, 2021 as a result of the decrease in promotional items during the quarter.

The increase in depreciation and amortization is due primarily to the scheduled amortization of intangible assets acquired in the OCG Inc. acquisition in March 2021.

Other operating expenses increased primarily due to increases in insurance expenses, facility expenses, such as rent expense, travel related expenses, and additional IT support for the increase in employees.

Total operating expenses as a percentage of gross profit increased from 109% and 101% for the three and nine months ended June 30, 2021, respectively, to 342% and 231% for the three and nine months ended June 30, 2022, respectively. Management believes this ratio will decrease for the Cultivation segment going forward as the expectation is that revenues will grow at a higher rate than operating expenses, however, management believes that operating expenses will outpace revenues for the Franchising and Corporate segments as the Franchising and Corporate segments continue to perform on growth initiatives.

During the three months ended June 30, 2022, the Company has noted indicators of the possible impairment of its goodwill and intangible assets. The Company will analyze these indicators during the fourth quarter of the year ended September 30, 2022 and determine if any impairment has occurred. Given the carrying value of the Company’s goodwill and intangible assets at June 30, 2022, the occurrence of an impairment may be material to the Company’s financial position and results of operations.

Other Expense, net

Other expenses consist primarily of interest expense of $1,625,155 and $3,932,918 for the three and nine months ended June 30, 2022, respectively, and $629,265 and $1,806,019 for the three and nine months ended June 30, 2021, respectively. The increase in interest expense was primarily the result of the continued interest and amortization of debt discounts for debt outstanding at June 30, 2021 and the additional interest and amortization of debt discounts for debt incurred subsequent to June 30, 2021. This increase in interest expense was offset by debt and amortization of debt discounts that were capitalized to construction in progress related to the Company’s capital projects.

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

The following table reflects the reconciliation of net income (loss) to Adjusted EBITDA for the three and nine months ended June 30, 2022 and 2021:

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
Net loss	$(5,477,586)	$(833,905)	$(12,695,252)	$(1,859,341)
Depreciation and amortization	439,052	112,159	1,320,664	360,601
Interest expense	1,625,155	629,265	3,932,918	1,806,019
Income tax expense	4,624	—	7,948	—
Stock-based expense	1,161,739	304,672	3,032,518	1,077,252
Acquisition related costs	479,904	5,804	499,904	272,541
Adjusted EBITDA	$(1,767,112)	$217,995	$(3,901,300)	$1,657,072

The approximately $5.6 million change from prior year is due to the addition of the franchise business, as well as significant investments in human capital and infrastructure to prepare for anticipated growth.

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

As of June 30, 2022, the Company had $441,662 of cash and cash equivalents and negative working capital of ($33,778,387) (current assets minus current liabilities), compared with $1,454,460 of cash and cash equivalents and negative working capital of ($4,893,385) as of September 30, 2021. The decrease of $28,885,002 in the Company’s working capital is primarily due to increases in the amount of the Company’s debt maturing within the next 12 months. The decrease is also due to decreases in the Company’s cash, accounts receivable, inventory and prepaid balances and increases in the Company’s accounts payable and other operating liabilities and the current portion of operating lease liabilities. The $1,012,798 decrease in cash and cash equivalents was primarily due to the net cash used in operating activities, purchases of property, equipment and construction in progress related to the Company’s capital projects, and the Company’s acquisition of a dispensary license in Colorado. The Company is an early-stage growth company. It is generating cash from sales and is investing its capital reserves in current operations and new acquisitions that are expected to generate additional earnings in the long term. The Company expects that its cash on hand and cash flows from operations, along with private and/or public financing, will be adequate to meet its capital requirements and operational needs for the next 12 months, although no assurance can be given that private and/or public financing can be obtained on terms acceptable to the Company, or at all.

Cash Flows

The following table summarizes the sources and uses of cash for each of the periods presented:

	Nine months ended June 30,
	2022	2021	$ Change	% Change
Net cash used in operating activities	$(2,016,148)	$(6,877,259)	$4,861,111	-71%
Net cash used in investing activities	(3,769,744)	(3,851,950)	82,206	-2%
Net cash provided by financing activities	4,773,094	10,941,424	(6,168,330)	-56%
Net increase (decrease) in cash and cash equivalents	$(1,012,798)	$212,215	$(1,225,013)	-577%

Operating Activities

During the nine months ended June 30, 2022, operating activities used $2,016,148 of cash and cash equivalents, primarily resulting from a net loss of $12,695,252 which was offset by net cash provided by operating assets and liabilities of $3,918,454. There was significant non-cash activity that contributed to the net loss totaling $6,760,650 including depreciation and amortization of $1,410,508, amortization of debt discount of $2,311,783, and stock-based compensation of $3,032,518.

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

Investing Activities

During the nine months ended June 30, 2022, investing activities used $3,769,744 of cash and cash equivalents, consisting primarily of $2,918,584 in purchases of property, equipment and construction in progress, the purchase of a dispensary license in the amount of $1,130,872, cash payments for acquisitions of $140,726 and cash paid to acquisition escrow accounts of $406,932, offset by $816,227 of cash received from the escrow deposit accounts.

During the nine months ended June 30, 2021, investing activities used $3,851,950 of cash, consisting primarily of $2,263,388 in purchase of property and equipment and $1,685,368 of deposits paid on an acquisition.

Financing Activities

During the nine months ended June 30, 2022, financing activities provided $4,773,094, consisting of $7,282,763 in proceeds from the issuance of debt, $555,911 in proceeds from the issuance of stock and offset by $3,002,097 of debt payments made.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with US GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. Critical accounting policies and estimates in these condensed consolidated financial statements are those related to revenue recognition, valuation of options, warrants and debt discounts, carrying value of intangible assets subject to amortization, infinite life intangible assets and goodwill, stock-based compensation, and income taxes. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated. For a discussion of our critical accounting policies, refer to Part I, item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our annual report on Form 10-K for the year ended September 30, 2021. Management believes that there have been no material changes in our critical accounting policies during the three months ended June 30, 2022.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2022.

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

1.	Quarterly Issuances:

The Company issued 29,965 shares for services during the three months ended June 30, 2022.

2.	Subsequent Issuances:

Subsequent to June 30, 2022, there have been no issuances of unregistered equity securities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

N/A.

ITEM 5.	OTHER INFORMATION

N/A.

ITEM 6.	EXHIBITS

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

Item 9 Labs Corp.

Date: August 15, 2022	By:	/s/ Andrew Bowden
	Name: Title:	Andrew Bowden Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Robert Mikkelsen
	Name: Title:	Robert Mikkelsen Chief Financial Officer (Principal Financial Officer)

