Form 10-K
period 2022-09-30
Item 9 Labs Corp.
filed 2023-01-13
CIK 1500123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended September 30, 2022

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

As of March 31, 2022 (the last business day of the Company’s most recently completed second fiscal quarter), based upon the last reported trade on that date, the aggregate market value of the voting and non-voting common equity held by non-affiliates (for this purpose, all outstanding and issued common stock minus stock held by the officers, directors and known holders of 10% or more of the Company’s common stock) was $117,894,392.

As of January 13, 2023, there were 100,002,264 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

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

OCG, Inc. (Unity Rd.)

 In March 2021, the Company closed on the acquisition of OCG, Inc., dba Unity Rd., a cannabis dispensary franchisor. The transaction was structured as a reverse triangular merger, with the effect of OCG, Inc. becoming a wholly-owned subsidiary of the Company. Unity Rd. has agreements with more than twenty (20) entrepreneurial groups to open more than thirty (30) Unity Rd. retail dispensary locations in twelve (12) states. The majority of the locations are in the licensing process.

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

In June 2021, the first Unity Rd. franchisee location opened in Boulder, Colorado. Currently, the Company has two franchisee locations.

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

On March 2, 2022, Item 9 Labs Colorado LLC, a wholly owned subsidiary, received the necessary regulatory approvals and completed the transaction. The Company, through its wholly owned subsidiary acquired the dispensary license and storefront located at 6101 N. Washington St. in Denver, CO. The total purchase price for the Purchased Assets was $1,666,872 USD. This is the first corporate-owned shop under the cannabis dispensary franchise brand, Unity Rd., and began operations on July 11, 2022.

OCG Management Ontario, Inc.

On May 18, 2022, Item 9 Labs Corp., a Delaware corporation (“Company”), and OCG Management Ontario, Inc., a corporation formed under the laws of the Province of Ontario (“Purchaser”) and a wholly owned subsidiary of the Company incorporated solely for the purpose of completing the transaction, entered into a Share Purchase Agreement (the “Agreement”) with Steven Fry, Najla Guthrie, Darryl Allen, Louis Laskovski, each an individual residing in the Province of Ontario, and 2628146 Ontario Ltd., a corporation formed under the laws of the Province of Ontario, and 11949896 Canada Inc., a corporation formed under the federal laws of Canada (together, the “Shareholders”), pursuant to which Purchaser is purchasing all (but not less than all) of the issued and outstanding shares in the capital of Wild Card Cannabis Incorporated, a corporation formed under the laws of the Province of Ontario, (“Shares”) free and clear of all Liens from the Shareholders. The total purchase price for the Shares is Twelve Million Eight Hundred Thousand Dollars ($12,800,000 USD) (the “Purchase Price”), as adjusted, plus the Earnout Payment, if any (collectively, the “Purchase Price”) payable as follows: (i) The Company has delivered the Exclusivity Deposit in the amount of $156,902 to the Escrow Agent on March 4, 2022; (ii) At the Closing, Purchaser shall pay to Shareholders the Estimated Purchase Price of Twelve Million Eight Hundred Thousand Dollars ($12,800,000 USD), as adjusted, in immediately available funds; (iii) Four Million One Hundred Thousand Dollars ($4,100,000), as adjusted, payable by the delivery of the Company’s common stock, the number of which will be calculated on the basis of a deemed price per common share equal to the 10-Day VWAP of the trading price of the Company’s common stock on the stock exchange upon which the Company’s common stock is listed, with the last day of the First Earnout Period (the date that is 12 months following the Closing Date) as the measurement date less a 15% discount, if actual Net Revenue is respect of the First Earnout Period is greater than or equal to the Target Net Revenue for the First Earnout Period; and (iv) Four Million One Hundred Thousand Dollars ($4,100,000), as adjusted, payable by the delivery of the Company’s common stock, the number of which will be calculated on the basis of a deemed price per common share equal to the 10-Day VWAP of the trading price of the Company’s common stock on the stock exchange upon which the Company’s common stock is listed, with the last day of the Second Earnout Period (the date that is 24 months following the Closing Date) as the measurement date less a 15% discount, if actual Net Revenue is respect of the Second Earnout Period is greater than or equal to the Target Net Revenue for the Second Earnout Period.

As per the Agreement, the Company made customary representations and warranties in the Agreement. The Agreement also contains customary covenants, agreements, and conditions to close, including covenants and agreements relating to the conduct of the Company's business between the date of the signing of the Agreement and the closing of the transactions contemplated under the Agreement and that no Material Adverse Effect shall have occurred during this period. The conditions to close also include, among others, the Purchaser will have received financing sufficient to complete the transaction.

Acquisitions

The Company plans to convert all acquired dispensaries into Unity Rd. shops, operate them internally and sell them to an existing or future franchise partner. This offers an expedited solution for entrepreneurs seeking immediate entry into cannabis. The Company is targeting numerous, similar transactions in the next 12 months to gain a deeper market penetration in select markets. Subsequently and/or concurrently, the Company plans to introduce the Item 9 Labs suite of products to the same markets through the acquisition of cultivation and production licenses or through joint ventures with qualified local, licensed operators.

Principal Executive Offices

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

Item 9 Labs Cannabis Products

The Company produces high-quality products and user experiences across several cannabis categories under its “Item 9 Labs” product brand. The product catalogue exceeds seventy-five (75) active cannabis strains and more than one hundred fifty (150) differentiated cannabis vaporizer (“vape”) products as well as premium concentrates and Orion vape technologies. The brand is well known in the Arizona market, having received more than 30 overall podium finishes, including over 15 first place accolades, in Arizona marijuana competitions—Cannabis Cup, Errl Cup and 710 Degree Cup—for its high quality, premium flower, concentrates and vape products.

Item 9 Labs is headquartered in Phoenix, AZ, with current cannabis operations in Arizona and planned operations in multiple U.S. markets.

Unity Rd. Dispensary Franchise

The Company sells medical and adult-use cannabis dispensary franchises under its retail brand “Unity Rd.” The franchising business offers existing and potential operators in the cannabis industry the benefit of the Company’s operational experience, marketing, partnerships, branding and ongoing guidance, while allowing them to own 100% of their dispensary license and business. To date, the franchise has agreements with more than twenty (20) partners to open more than thirty (30) Unity Rd. retail dispensary locations in twelve (12) states. The majority of the locations are in the licensing process. Subject to local franchise regulations, the Company intends to offer franchises in all states that have regulated medical or adult-use cannabis. They also intend to expand into international markets that have legalized cannabis for medical or adult-use.

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

Item 9 Labs Corp.’s asset portfolio also includes Dispensary Permits (“DP”) and Dispensary Templates (“DT”). These assets provide services specific to different stakeholder groups. DP is the Company’s consulting firm specializing in strategic license application and compliance. DT, a subdivision of the Company, is a technology platform with an extensive digital library of licensing and business planning resources. DP and DT are supportive in nature, providing lead generation activities for Unity Rd. To date DP and DT have generated only minimal revenues but have helped facilitate at least two partners joining the Unity Rd. franchise system.

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

Products and Services

The Company’s Cultivation Offerings

The Company is focused on the development of technology and products that administer high-quality medical and adult use cannabis through novel and proprietary delivery devices including an intra-nasal delivery system to deliver significant health benefits. The Company is headquartered in Phoenix, Arizona.

Currently, Item 9 operates on its 49-acre cultivation site in Coolidge, Arizona, with 20,000 square feet currently operational. In November 2020, the Company was approved to expand the site. The initial phase of expansion began on November 15, 2021 and adds more than 60,000 square feet of operations space with the addition of two 18,000 square foot greenhouses, one head house (green house support building), and two 9,600 square-foot buildings – one for indoor cultivation and one for the lab and packaging. As part of its growth strategy, the Company is in the process of opening additional cultivation and extraction locations.

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

Social Equity and Economic Development (SEED) Program

The Company recently launched their SEED program, pursuant to which they would provide services to applicants in various states. Social equity programs run by state and local governments are generally designed to address the impacts of past cannabis policies and their inequities by developing and implementing cannabis policies that seek to provide equitable ownership and employment opportunities in the cannabis industry. The Company’s SEED program is intended to be consistent with these policies but is also designed to help expand the franchise brand and bring revenue to the Company through recurring fees and other services.

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

Growth Objectives and National Expansion Plans for 2022-2023

The Company’s mission is to elevate trust in cannabis through a consistent, premium product offering; comfortable, modern cannabis dispensaries; and ongoing education to their communities nationwide. They seek to inspire customers, entrepreneurs, investors, and the general community alike to confidently embrace the benefits cannabis offers. They will accomplish this through the acquisition of numerous medical and adult-use cannabis business licenses and existing businesses located throughout the United States. The Company’s goal is to acquire several dispensaries as well as acquire or develop complementary product brands, and hold several licenses by the end of 2023, including through the provision of management services over joint ventures for outstanding license applications.

Employees and Independent Contractors

As of January 13, 2023, the Company had 97 full-time employees, including its executive officers, and 7 part-time employees.  The Company plans to hire additional employees and engage consultants on an as-needed basis. The Company also have relationships with several independent contractors who provide services to it on a regular basis.

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

The Company currently competes with cannabis cultivators, manufacturers and retailers in their local jurisdictions as well as international enterprises, including Harvest Health & Recreation, Curaleaf, Green Thumb Industries and American Cannabis Company, among others. Many of the Company’s competitors are substantially larger than the Company and have significantly greater name recognition, sales and marketing, financial, technical, customer support and other resources. These competitors also may have more established distribution channels and stronger relationships with local, long distance and Internet service providers.

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

As of September 30, 2022, the Company had $85,637 of cash and negative working capital of ($37,032,478) (current assets minus current liabilities), compared with $1,454,460 of cash and ($4,893,385) of negative working capital as of September 30, 2021. We have experienced substantial and recurring losses from operations, which losses have caused an accumulated deficit of $65,016,698 at September 30, 2022. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In Item9A. Controls and Procedures of this Annual Report on Form 10-K, the Company disclosed that their management assessed the effectiveness of their internal control over financial reporting as of September 30, 2022, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013), and concluded that the Company’s internal control over financial reporting was not effective as of  September 30, 2022, due to material weaknesses, including a lack of segregation of duties, a lack of risk assessment procedures on internal control to detect financial reporting risks in a timely manner; and a lack of documentation on policies and procedures that are critical to the accomplishment of financial reporting objectives.

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

The Blumenauer-Farr Amendment remains current in effect. However, should the Blumenauer-Farr Amendment not be renewed upon expiration in subsequent spending bills there can be no assurance that the federal government will not seek to prosecute cases involving medical cannabis businesses that are otherwise compliant with state law.

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

The Company intends to offer and sell their securities to private subscribers and retail customers, from time to time, in every state in the United States plus the District of Columbia and Puerto Rico. The National Securities Markets Improvement Act of 1996 (“NSMIA”), which is a U.S. federal statute, preempts the states from regulating transactions in certain securities, which are referred to as “covered securities,” and which include the Units and components thereof offered hereby pursuant to Regulation A. NSMIA nevertheless allows the states to investigate if there is a suspicion of fraud or deceit, or unlawful conduct by a broker or dealer, in connection with the sale of securities. If there is a finding of fraudulent activity, the states can bar the sale of covered securities in a particular case. The various states and other jurisdictions can impose fines on the Company or take other regulatory actions against the Company if they fail to comply with their securities laws. Although the Company is taking steps to help ensure that they will conduct all offers and sales of its securities in compliance with all blue sky laws, there can be no assurance that they will be able to achieve such compliance in all instances, or avoid fines or other regulatory actions if they do not achieve compliance.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company’s principal offices are located at 2727 N 3rd Street, Suite 201, Phoenix AZ 85004 and consist of 4,202 square feet at a month rent of $6,653. The lease includes all utilities and was effective June 1, 2019 with a term of five years. Further, the Company has assumed a lease agreement at 14201 N. May Ave, Suite 205, Oklahoma City, OK 73134 and consists of 3,101 square feet at an escalating monthly rent beginning at $5,483. The term of the lease ends in February 2029. The term of the lease may be extended by two additional five-year periods with rent to be determined at the time the extension option is exercised. In addition, the Company has assumed a lease agreement at 6101 Washington Street, Denver, CO 80216 and consists of 2,650 square feet at an escalating monthly rent beginning at $15,450. The term of the lease ends in February 2024. The term of the lease may be extended by one additional three-year period with rent to be set at the then market rate.

The Company has signed two leases, the commencement of which is contingent upon the receipt of certain cannabis licenses, for a total of approximately 19,000 square feet of retail and storage space. The initial total monthly base rent for these leases is approximately $13,000. The leased property is located in Broomfield, Colorado, and Biddeford, Maine.

Currently, Item 9 operates on its 49-acre cultivation site in Coolidge, Arizona, with 20,000 square feet currently operational and currently producing premium cannabis.

In November 2020, the Company was approved to expand the site. The initial phase of expansion began on November 15, 2021, and will add more than 60,000 square feet of operations space with the addition of two 18,000 square foot greenhouses, one head house (green house support building), and two 9,600 square-foot buildings – one for indoor cultivation and one for the lab and packaging.  The Company estimates that phase 1 of its construction plan will be completed during the third quarter of its fiscal year 2023. The extension of time to complete phase 1 of its construction plan is primarily due to delays in obtaining the necessary construction permits and supply chain shortages of construction materials. Further, given the current level of inflation and the supply chain shortages, the Company estimates that costs will exceed original estimates by 25%-30%. The needed permits were obtained during the year ended September 30, 2022. The Company may experience additional construction delays. The Company can provide no assurance that it will be able to obtain the financing needed to pay the additional construction costs.

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

Fiscal Quarter	High	Low
First Quarter (October 1, 2020 - December 31, 2020)	$2.25	$1.07
Second Quarter (January 1, 2021 - March 31, 2021)	$4.00	$1.97
Third Quarter (April 1, 2021 - June 30, 2021)	$4.00	$2.80
Fourth Quarter (July 1, 2021 - September 30, 2021)	$3.27	$1.44

First Quarter (October 1, 2021 - December 31, 2021)	$1.69	$0.98
Second Quarter (January 1, 2022 - March 31, 2022)	$1.40	$0.92
Third Quarter (April 1, 2022 - June 30, 2022)	$1.35	$0.63
Fourth Quarter (July 1, 2022 - September 30, 2022)	$1.59	$0.38

Record Holders

As of September 30, 2022, there were 109,950,509 common shares issued and 97,650,509 common shares outstanding, which were held by 2,904 stockholders of record, which includes individual participants in security position listings.

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

Common Stock

The Company is authorized to issue 2,000,000,000 shares of Common Stock, $0.0001 par value per share (the “Common Stock”). As of September 30, 2022, there were 109,950,509 shares of Common Stock issued and 97,650,509 shares outstanding. As of January 13, 2023, there were 112,302,264 shares of common stock issued and 100,002,264 shares outstanding.

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

Unregistered Sales of Equity Securities

During the year ended September 30, 2022, the Company issued 69,892 shares of common stock at a price of $0.93 per share related to a Co-Management Agreement with a dispensary in Oklahoma and the purchase of substantially all of the assets of the dispensary, excluding cannabis and cannabis related products and licenses.

During the year ended September 30, 2022, the Company issued 300,000 shares of common stock at a price of $1.12 per share for the acquisition of certain licenses to operate a recreational cannabis dispensary in Adams County, Colorado.

During the year ended September 30, 2022, the Company issued 1,020,135 shares of common stock with the issuance of debt and amendments to debt. The common stock was recorded at its relative fair value at prices ranging between $0.27 and $1.01 for a total value of $441,757.

During the year ended September 30, 2022, the Company issued 781,790 shares of common stock for services received at prices ranging between $0.45 and $1.55 for a total value of $564,352.

During the year ended September 30, 2022, the Company issued 27,929 shares of common stock upon the exercise of stock options. The 27,929 shares issued for stock options were issued under cashless exercise provisions and no proceeds were received.

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

For each such transaction, we relied upon one of the following exemptions: (i) Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), (ii) Rule 506(b) under Section 4(a)(2) of the Securities Act, or (iii) Regulation S, as transactions by an issuer not involving any public offering. For each such transaction, we did not use general solicitation or advertising to market the securities. The securities were offered to a limited number of persons, the investors had access to information regarding us (including information contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2021, Quarterly Reports on Form 10-Q for the periods ended December 31, 2021, March 31, 2022 and June 30, 2022 and Current Reports on Form 8-K filed with the Securities and Exchange Commission, and press releases made by us), and they were available to answer questions by prospective investors. The Company reasonably believes that each of the investors is an accredited investor and if any investors were not accredited investors no more than 35 unaccredited investors participated in any respective offering. The proceeds were used for working capital and other corporate purposes.

Convertible Notes Payable

At September 30, 2022, the Company had various convertible notes payable outstanding. The conversion prices of the outstanding convertible notes payable range between $0.35 to $2.50. At September 30, 2022, the outstanding convertible notes and related accrued interest, as applicable, was convertible into 9,968,931 shares of common stock.

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

Item 9 Labs Corp. has continued its expansion plans into other states as well as the Company acquired (pending regulatory approval) cultivation and processing licenses in Nye County, Nevada which will be paired with their Nevada facility. In fiscal 2019, the Company broke ground on their 20,000 square foot cultivation and processing facility in Nevada. The facility is substantially complete.

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

On May 18, 2022, Item 9 Labs Corp., a Delaware corporation (“Company”), and OCG Management Ontario, Inc., a corporation formed under the laws of the Province of Ontario (“Purchaser”) and a wholly owned subsidiary of the Company incorporated solely for the purpose of completing the transaction, entered into a Share Purchase Agreement (the “Agreement”) with Steven Fry, Najla Guthrie, Darryl Allen, Louis Laskovski, each an individual residing in the Province of Ontario, and 2628146 Ontario Ltd., a corporation formed under the laws of the Province of Ontario, and 11949896 Canada Inc., a corporation formed under the federal laws of Canada (together, the “Shareholders”), pursuant to which Purchaser is purchasing all (but not less than all) of the issued and outstanding shares in the capital of Wild Card Cannabis Incorporated, a corporation formed under the laws of the Province of Ontario, (“Shares”) free and clear of all Liens from the Shareholders. The total purchase price for the Shares is Twelve Million Eight Hundred Thousand Dollars ($12,800,000 USD) (the “Purchase Price”), as adjusted, plus the Earnout Payment, if any (collectively, the “Purchase Price”) payable as follows: (i) The Company has delivered the Exclusivity Deposit in the amount of $156,902 to the Escrow Agent on March 4, 2022; (ii) At the Closing, Purchaser shall pay to Shareholders the Estimated Purchase Price of Twelve Million Eight Hundred Thousand Dollars ($12,800,000 USD), as adjusted, in immediately available funds; (iii) Four Million One Hundred Thousand Dollars ($4,100,000), as adjusted, payable by the delivery of the Company’s common stock, the number of which will be calculated on the basis of a deemed price per common share equal to the 10-Day VWAP of the trading price of the Company’s common stock on the stock exchange upon which the Company’s common stock is listed, with the last day of the First Earnout Period (the date that is 12 months following the Closing Date) as the measurement date less a 15% discount, if actual Net Revenue is respect of the First Earnout Period is greater than or equal to the Target Net Revenue for the First Earnout Period; and (iv) Four Million One Hundred Thousand Dollars ($4,100,000), as adjusted, payable by the delivery of the Company’s common stock, the number of which will be calculated on the basis of a deemed price per common share equal to the 10-Day VWAP of the trading price of the Company’s common stock on the stock exchange upon which the Company’s common stock is listed, with the last day of the Second Earnout Period (the date that is 24 months following the Closing Date) as the measurement date less a 15% discount, if actual Net Revenue is respect of the Second Earnout Period is greater than or equal to the Target Net Revenue for the Second Earnout Period.

Results of Operations

	Year ended September 30,
	2022	2021	$ Change	% Change
Revenues, net	$21,756,997	$21,937,227	$(180,230)	-1%
Cost of revenues	14,445,269	13,324,284	1,120,985	8%
Gross profit	7,311,728	8,612,943	(1,301,215)	-15%
Operating expenses
Professional fees and outside services	2,982,599	3,241,820	(259,221)	-8%
Payroll and employee related expenses	10,279,552	6,649,097	3,630,455	55%
Sales and marketing	1,811,981	1,170,982	640,999	55%
Depreciation and amortization	1,606,851	1,085,847	521,004	48%
Other operating expenses	3,755,955	1,828,954	1,927,001	105%
Loss on assets held for sale	9,535,593	—	9,535,593	N/A
Loss on impairment	409,431	—	409,431	N/A
Provision for bad debt	(5,000)	237,506	(242,506)	100%
Total operating expenses	30,376,962	14,214,206	16,162,756	114%
Income (loss) from operations	(23,065,234)	(5,601,263)	(17,463,971)	312%
Other expense, net	(8,100,598)	(5,304,509)	(2,796,089)	53%
Net loss, before income tax provision (benefit)	(31,165,832)	(10,905,772)	(20,260,060)	186%
Income tax provision (benefit)	13,221	—	13,221	0%
Net loss	(31,179,053)	(10,905,772)	(20,273,281)	186%
Less: Net loss attributable to non-controlling interests	(36,449)	—	(36,449)	100%
Net loss attributable to Item 9 Labs Corp.	$(31,142,604)	$(10,905,772)	$(20,236,832)	186%

Revenues, net

The decrease in revenue was primarily due to a contraction in the market during the summer, paired with increased competition as new market entries brought additional price competition. As the majority of the Company’s revenues are earned in the Arizona market, the market dynamics take a heavy toll on the Company’s consolidated financial statements. Management anticipates revenues to rebound in the new year as Item 9 Labs branded products have seen more positive revenue trends at the end of the year and into the new year. Additionally, as the Company stabilizes its additional revenue sources, such as its retail dispensaries and franchise operations, management expects additional revenue from these sources and become less concentrated in its revenues from a single market.

Cost of revenues

Cost of revenues consist primarily of labor, materials, supplies and utilities. Costs of revenues as a percentage of revenues was 66% for the year ended September 30, 2022 compared to 61% for the period ended September 30, 2021. The Company was able to increase operational efficiency throughout fiscal year 2022. However, the cost of the purchased inventory materials remained high through the first 3 quarters of the fiscal year, while the pricing pressures with the new market entrants reduced sales prices. Given the business cycles in product operations, profit margins are slimmed in a demanding market until the margins stabilize, which they appear to have done shortly after year end. Management will remain focused on reducing costs through bulk purchasing, implementing additional efficiencies in production and making additional investments in property and equipment. The Company expects costs to reduce as a percentage of sales as there are indications of such in the new year.

Gross Profit

The decrease in gross profit was due to the decrease in revenue and prices of purchased inventory materials and other costs remaining high. With the Company’s continued efforts to increase capacity and focus on efficiencies and reducing costs, management expects gross profit to grow going forward.

Operating Expenses

Professional fees and outside services decreased primarily due to a decrease in the Company’s consulting expenses, such as corporate advisory services, accounting and finance services and for public relations and equity research. The increase in payroll expenses was primarily due to 1.) increases in stock based compensation as a result of the amortization of stock options awarded to employees during the fiscal year 2022 and prior; 2.) increases in bonuses, commissions and board compensation during fiscal year 2022; and 3.) an increase in the average number of employees and pay increases during the year. Sales and marketing expenses increased due to the continued spending on marketing and branding initiatives beginning in fiscal year 2021, including spending on promotional items. The increase in depreciation and amortization is due to the amortization of intangible assets acquired in the OCG Inc. acquisition during fiscal year 2021 and the depreciation of assets placed into service during fiscal year 2022 at our dispensary locations. Other operating expenses increased primarily due to expanded operations by the Company and the OCG acquisition during fiscal year 2021. Specifically, facilities expenses increased related to required security at the dispensary locations and the Nevada facility, increases in insurance expenses and coverages, increases in travel related expenses due to travel to new dispensary locations and the Sessions pending acquisition. Further, rent expense increased due to the required payments on the new leases in effect during fiscal year 2022. The increase in the loss on assets held for sale is due to the Nevada facility and related licenses being adjusted to fair value less costs to sell during fiscal year 2022. The increase in loss on impairment is due to impairment being recorded on the remaining intangible assets from the AZ DP Holdings, LLC acquisition that occurred in fiscal year 2019. Finally, the provision for bad debt decreased due to the notes receivable being fully reserved for at September 30, 2021 and the Company receiving one payment during the year ended September 30, 2022. Total operating expenses as a percentage of gross profit increased from 164% to 413% for the years compared. Management believes this ratio will decrease going forward as the expectation is that revenues will continue to grow at a higher rate than operating expenses and there will be a decrease in loss on assets held for sale and impairment in future years.

Other Expense, net

Other expenses consist primarily of interest expense of $6,414,530 and $5,295,349 for the years ended September 30, 2022 and 2021, respectively. The increase in interest expense was primarily the result of an increase in amortization of debt discounts, and an increase in overall interest expense due to an increase in stated interest rates and an additional debt entered into during the year. In addition, during the years ended September 30, 2022 and 2021, the Company recorded a loss on extinguishment of debt in the amount of $1,686,386 and nil. The increase in fiscal year 2022 was due to accounting for certain debt modifications and extinguishments.

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

The following table reflects the reconciliation of net loss to Adjusted EBITDA for the years ended September 30, 2022 and 2021:

	Year ended September 30,
	2022	2021
Net loss	$(31,179,053)	$(10,905,772)
Depreciation and amortization	1,606,851	1,220,847
Interest expense	6,414,530	5,295,349
Loss on extinguishment of debt	1,686,386	—
Loss on assets held for sale	9,535,593	—
Loss on impairment	409,431	—
Income tax expense	13,221	—
Stock-based expense	3,695,064	2,404,671
Acquisition related costs	537,391	273,432
Adjusted EBITDA	$(7,280,586)	$(1,711,473)

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

Sales and Marketing. Historically, the Company has generated the majority of its revenues by providing its products to dispensaries throughout the state of Arizona. The Company's revenues have increased significantly since its inception in May 2017. Management will continue its plans to increase revenues in the Arizona market by providing superior products. Additionally, as capital resources become available, the Company plans to expand into additional markets outside of Arizona. The Company believes that it will continue reducing the overall costs of revenues and costs of revenues will increase at a lower rate than revenues in future periods, which will lead to increased profit margins.

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

As of September 30, 2022, the Company had $85,637 of cash and cash equivalents and negative working capital of ($37,032,478) (current assets minus current liabilities), compared with $1,454,460 of cash and cash equivalents and negative working capital of ($4,893,385) as of September 30, 2021. The decrease of $32,139,093 in the Company’s working capital was primarily due decreases in accounts receivable, inventory and prepaid expenses and other current assets. Further, the decrease in the Company’s working capital was due to increases in accounts payable, accrued interest and accrued expenses, and current portions of debt. The $1,368,823 decrease in cash and cash equivalents was primarily due the use of cash in operating and investing activities offset by proceeds from the issuance of debt. The Company is an early-stage growth company. It is generating cash from sales and is investing its capital reserves in current operations and new acquisitions that are expected to generate additional earnings in the long term. The Company expects that its cash on hand and cash flows from operations, along with private and/or public financing, will be adequate to meet its capital requirements and operational needs for the next 12 months, although no assurance can be given that private and/or public financing can be obtained on terms acceptable to the Company, or at all.

Cash Flows

The following table summarizes the sources and uses of cash for each of the periods presented:

	Year ended September 30,
	2022	2021	$ Change	% Change
Net cash used in operating activities	$(2,254,362)	$(5,989,581)	$3,634,070	-61%
Net cash used in investing activities	(5,160,472)	(3,917,969)	(1,242,503)	32%
Net cash provided by financing activities	6,046,011	11,277,333	(5,130,173)	-45%
Net increase (decrease) in cash and cash equivalents	$(1,368,823)	$1,369,783	$(2,738,606)	-200%

Operating Activities

During the year ended September 30, 2022, operating activities used $2,254,362 of cash and cash equivalents, primarily resulting from a net loss of $31,179,053 offset by net cash provided by operating assets and liabilities of $7,862,117, comprised of decreases in accounts receivable of $862,010 and inventory of $3,942,762 and net increases in accounts payable and accrued expenses of $3,508,996. The net loss was further offset by non-cash operating expenses of $21,062,574, primarily comprised of depreciation and amortization of fixed and intangible assets and the right of use asset in the amount of $1922,200, amortization of debt discounts in the amount of $3,808,059, loss on extinguishment of debt of $1,686,386, stock-based compensation totaling $3,695,064 and losses on assets held for sale and on impairment in the amounts of $9,535,593 and $409,431, respectively.

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

Investing Activities

During the year ended September 30, 2022, investing activities used $5,160,472 of cash and cash equivalents, consisting primarily of the purchase of licenses of $1,130,872, deposits on acquisitions of $406,932 and purchases of property, equipment and construction in process of $4,327,468. These uses of cash were offset by cash received from the construction escrow accounts of $837,717.

During the year ended September 30, 2021, investing activities used $3,917,969 of cash and cash equivalents, consisting primarily of deposits on acquisitions of $1,775,348 and purchases of property, equipment and construction in process of $2,242,217.

Financing Activities

During the year ended September 30, 2022, financing activities provided $6,046,011 of cash and cash equivalents, which includes cash proceeds from the sale of common stock of $657,815 and cash proceeds from the issuance of debt of $9,415,919. These proceeds were offset by payments on existing debt of $3,903,280.

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

The Company performed its most recent goodwill impairment analysis in the third quarter of 2022, utilizing an income approach with no impairment recorded. The Company believes that the discounted cash flow method best captures the significant value-creating activities it is undertaking. The primary assumptions in its income approach included estimating cash flows and projections. The Company determined that the fair value of its goodwill exceeded our carrying value, and consequently, no impairment was deemed to have occurred. However, a prolonged period of declining gross margins or a significant decrease in its anticipated revenue growth could result in the write-off of a portion or all of its goodwill and other intangible assets in future periods.

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

Item 9. Changes In And Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation, under the supervision and with the participation of its management, of the effectiveness of the design and operation of its disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s principal executive and principal financial officers concluded as of September 30, 2022 that its disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in its internal control over financial reporting discussed below.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2022.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework.  Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2022.

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

c) Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2022, there were no changes in the Company’s internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on its internal control over financial reporting.

ITEM 9B. Other Information.

There were no disclosures of any information required to be filed on Form 8-K during the three months ended September 30, 2022 that were not filed.

PART III

Item 10. Directors, Officers, and Corporate Governance.

The following table sets forth certain information regarding the Company’s current executive officers and directors as of January 13, 2023:

Name	Age	Position
Michael Weinberger	45	Chief Executive Officer and Director
		(Principal Executive Officer)
Bobby Mikkelsen	41	Chief Financial Officer, Secretary, Treasurer
		(Principal Financial and Accounting Officer)
Chris Wolven	40	Chief Operating Officer
Douglas Bowden	63	Chairman of the Board
Lawrence Taylor	58	Director
Dr. Eric Kutscher	47	Director
Ms. Shane Evans	52	Director
Jeffrey Rassas	60	Director

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

Director and Officer Biographical Information

 Michael Weinberger – Chief Executive Officer, Director

On May 5, 2021, the Board appointed Mr. Michael Weinberger as a member of the Company’s Board of Directors and as the Chief Franchise Officer of Item 9 Labs Corp. On November 23, 2022, Mr. Weinberger was appointed as the Company’s Chief Executive Officer. Previously as Chief Franchise Officer, Weinberger lead all franchise-related growth areas of Unity Rd., while overseeing day-to-day operations of the franchise. His years of professional experience in franchising have brought focus on the cannabis space since 2018.  Previously, he was the CEO of Maui Wowi, a global coffee and smoothie franchise with more than 500 units and led its sale to Kahala Brands. Upon acquisition, his role shifted to Brand President and VP of Franchise Development, overseeing Kahala Brands’ nontraditional portfolio and growth strategies.

Robert E. Mikkelsen -- Chief Financial Officer, Secretary, Treasurer

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

Christopher Wolven -- Chief Operating Officer

On January 1, 2019, Mr. Christopher Wolven was appointed as the Company’s Chief Operating Officer. As Chief Operating Officer (COO) of Item 9 Labs Corp., Mr. Wolven provides the leadership, management and vision necessary to ensure that the Company has the proper operational controls, administrative and reporting procedures, people and systems in place to effectively grow the organization and ensure financial strength and operating efficiency.  Mr. Wolven is an experienced restaurant industry expert, including as a Regional Brand Chef with Fox Restaurant Concepts. At Fox Restaurant Concepts he was responsible for operations and food development for seven of the Company’s 15 brands, spanning ten locations with over 1,000 employees. He oversaw creative development, financial planning, and operational wellbeing as well as the building and implementation of systems. .Mr. Wolven participated in many restaurant openings across a number of states.

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

Lawrence Taylor – Independent Director

On December 14, 2021, the Board appointed Mr. Lawrence Taylor as a member of the Company’s Board of Directors. Mr. Taylor brings a diverse perspective to the boardroom combining deep financial expertise, strategy, and governance to deliver thoughtful questions and insights that help drive informed decisions. As a C-level executive, advisor, and board member with more than 30 years of business experience, he has guided organizations through complex restructurings, acquisitions, corporate development activities and capital transactions totaling over $15 billion. Since 2004, Mr. Taylor has served as President of Taylor Strategy Group, a business consulting practice he owns and operates. From 2018 to present, Mr. Taylor has served on the board of Barrie House Coffee and from 2014 to present he has served on the board of CLP Holdings III, LLC. At Barrie House Coffee, he chairs the M&A committee and serves on the Strategic Planning Committee. Previously, he served on the boards and committees (M&A, Strategic Planning, Restructuring, Finance and Compensation) of multiple companies. He has also served as a Board Member and Treasurer on the Finance and Compensation Committees for Sojourner Center and from 2013 to 2015 as a Board Member and Treasurer for E Tabs Manufacturing. From 2004 to 2013, Mr. Taylor was a Partner and Managing Director with Odyssey Capital Group, a Phoenix based business. Mr. Taylor holds a Bachelor of Science degree in Finance from Louisiana Tech University.

Dr. Eric Kutscher – Independent Director

On December 14, 2021, the Board appointed Dr. Eric Kutscher as a member of the Company’s Board of Directors. Dr. Kutscher has over 25 years of experience leading high performing teams and being a thought leader in the delivery of patient centered healthcare, research, academia, and leadership. Dr. Kutscher started his career in academic psychiatry and pharmacology where he progressed through the promotion and tenure process to become a full clinical professor at three different universities. In 2013, Dr. Kutscher retired from his academic role to pursue healthcare executive opportunities and consulting. From 2004 to present, Dr. Kutscher has been founder and principal of a consulting company where he has consulted with well-known companies such as SpotRx/MedAvail, MeMD, UAMC, UArizona/SinfroniaRx, TribalEM/Tribal Health, San Carlos Apache Healthcare, Pill Nurse, Walgreens, Connections Health Solutions, and various legal firms. From 2019 to present, Dr. Kutscher has been the Senior Director for Clinical Operations and Pharmacy Services for Arizona Oncology Associates, the largest privately held Oncology practice in the state of Arizona, where he was hired to provide change leadership. From 2015-2017, Dr. Kutscher was Chief Clinical Officer and Vice President of Operations at San Carlos Apache Healthcare corporation.

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

Ms. Shane Evans – Independent Director

Ms. Evans brings a diverse perspective to the boardroom combining her involvement in the health and wellness industry with her entrepreneurship, strategic growth, and franchising history to deliver thoughtful questions and insights that help drive informed decisions. As a C-level executive, founder, and entrepreneur with more than 20 years of business experience, she spearheaded the growth of Massage Heights from infancy to more than 120 retreats throughout North America. Ms. Evans is also the Co-owner of several Massage Heights retail locations; Co-owner of the supply chain, Summit Franchise Supply, LLC; Co-owner of The Gents Place, an ultra-premium men's grooming franchise brand; and is on the Board of Directors of the Massage Heights Family Fund, a 501c3 crisis fund for team members in need. She has also been a dedicated member of the Young Presidents Organization (YPO) alongside Bowden since 2015, serves on the International Franchise Association’s (IFA) Franchise Relations Committee and is an active member of the Franchisor Forum.

Jeffrey Rassás -- Director

On November 15, 2019, Mr. Jeffrey Rassás was appointed as the Company’s Chief Strategy Officer. On March 20, 2012, Jeffrey Rassás was appointed as a member of the Company’s Board of Directors. Mr. Rassás served as Chief Strategy Officer of Item 9 Labs Corp., from April 2018 until June 1, 2022. Mr. Rassás was charged with guiding the Company’s strategic growth and advising the CEO and management team. Mr. Rassás is a twenty-year veteran of entrepreneurial ventures and business management.  Mr. Rassás has served as CEO, President and Chairman of the Board of Airware Labs Corp, CEO and Chairman of the Board of YouChange Holdings Corp, a publicly traded company on the OTCQB and CEO of Global Alerts, a holding company for Earth911.com, Amberalert.com and Pets911.com, which later merged with YouChange Holdings Corp and acquired Quest Recycling to form Quest Resource Holdings Corporation now trading on NASDAQ under the ticker symbol, QRHC. Prior to these executive-level posts, Mr. Rassás was Co-Chairman and CEO of ImproveNet, Inc., which he acquired through a merger in 2002, and later sold to IAC/InterActiveCorp. ImproveNet won “Best of Web” by Money Magazine. In addition, Mr. Rassás served as founder, CEO, and Chairman of the Board of EBIZ Enterprises, a publicly traded Linux solutions provider.

Identification of Significant Employees

The Company has no significant employees other than their officers and directors.

Family Relationship

Douglas Bowden (Chairman) is the father of Andrew Bowden (former Chief Executive Officer, former President, and former Director). Christopher Wolven (Chief Operating Officer) is the son-in-law of Jeffrey Rassás (former Chief Strategy Officer and Director). Other than the foregoing, there are no family relationships between the Company’s directors and executive officers.

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

Board Committees

The Board has three standing committees to facilitate and assist the Board in the execution of its responsibilities. The committees are currently the Audit Committee, the Nominating and Corporate Governance Committee, and the Compensation Committee. The Committees were formed in June 2019. The Audit and Compensation Committees are comprised of two non-employee, independent directors and the audit committee has one additional non-independent director. The Nominating and Corporate Governance Committee has two independent directors. The discussion below describes current membership for each of the standing Board committees.

Audit Committee	Compensation Committee	Nominations and Governance
Lawrence Taylor (Chairman)	Lawrence Taylor (Chairman)	Dr. Eric Kutscher (Chairman)
Dr. Eric Kutscher	Dr. Eric Kutscher	Lawrence Taylor
Doug Bowden	Shane Evans

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

Nominations and Governance Committee

The Company’s Board of Directors established a nominations and governance committee and adopted its nominations and governance committee charter. The Nominations and Governance Committee is currently made up of two members, both of which are independent members of the Board of Directors. Each member will serve for a term of one year.

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

Item 11. Executive Compensation.

Compensation of Officers Summary Compensation Table

The following tables set forth certain information about compensation paid, earned or accrued for services by the Company’s executive officers in the fiscal years ended September 30, 2022 and 2021.

A summary of cash and other compensation paid in accordance with management consulting contracts for the Company’s executives and directors for the most recent two years is as follows:

Name and Principal Position	Title	Year	Salary($)	Bonus($)	Stock Award ($)	Option Awards ($)(7)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings($)	All Other Compensation (8)($)	Total($)
Andrew Bowden (1)	Former CEO and Former	2021	226,442	—	—	490,028	—	—	5,844	722,314
	Director	2022	325,000	—	—	101,592	—	—	19,680	446,272
Robert Mikkelsen (2)	CFO, Secretary and	2021	180,769	—	—	294,017	—	—	7,941	482,727
	Treasurer	2022	250,000	—	—	101,592	—	—	13,682	365,274
Bryce Skalla (3)	Former President and Former	2021	212,795	—	—	—	—	—	17,532	230,327
	Director	2022	166,667	—	—	—	—	—	13,022	179,689
Jeffrey Rassas (4)	Director and Former	2021	199,808	—	—	294,017	—	—	—	493,825
	CSO	2022	118,192	—	—	—	—	—	—	118,192
Chris Wolven (5)	COO	2021	192,308	—	—	294,017	—	—	5,737	492,062
		2022	250,000	—	—	101,592	—	—	6,449	358,041
Michael Weinberger (6)	CEO and Former Chief	2021	118,846	—	—	294,017	—	—	17,263	430,126
	Franchise Officer	2022	225,000	—	—	101,592	—	—	19,680	346,272

Notes to Summary Compensation Table:

  (1) Mr. Bowden served as a director and CEO from September 11, 2018 and November 18, 2019, respectively, until November 23, 2022.  Mr. Bowden received a salary of $325,000 for fiscal years 2022 and 2021, respectively. Mr. Bowden received an option award of 200,000 and 353,627 options during fiscal years 2022 and 2021, respectively. The 2022 options vest 50% annually and carry an exercise price of $0.54. The 2021 options vest one-third each year and have an exercise price of $1.44.

(2) Mr. Mikkelsen has been the CFO since October 15, 2018. Mr. Mikkelsen received a salary of $250,000 for fiscal years 2022 and 2021, respectively.  Mr. Mikkelsen received an option award 200,000 and 212,176 options during fiscal years 2022 and 2021, respectively. The 2022 options vest 50% annually and carry an exercise price of $0.54. The 2021 options vest one-third each year and have an exercise price of $1.44.

(3) Mr. Skalla had been a director since March 20, 2018, and President since November 26, 2018.  Mr. Skalla resigned as President and from the board June 11, 2021.  Mr. Skalla received a salary of $187,000 for fiscal year 2021. Pursuant to the Separation Agreement, the Company agreed to continue to pay Mr. Skalla an aggregate $250,000 in equal monthly installments over the twelve-month period following June 11, 2021.  All outstanding and unvested options held by Mr. Skalla as of the date of the Separation Agreement vested as of June 11, 2021, and all options that are outstanding and vested (including the options that vested as of June 11, 2021) will remain exercisable in accordance with their respective terms until the expiration date stated in the applicable options documents.

(4) Mr. Rassas has been a director since March 20, 2012, and was our CSO from November 15, 2019 until his resignation on June 1, 2022.  Mr. Rassas received a salary of $225,000 for fiscal years 2022 and 2021, respectively.  Mr. Rassas received an option award of 0 and 212,176 options during fiscal years 2022 and 2021, respectively. The 2021 options vest one-third each year and have an exercise price of $1.44.   On June 1, 2022, Mr. Rassas resigned as the Chief Strategy Officer. Pursuant to Mr. Rassas’ Severance Agreement, the Company will pay Mr. Rassas $34,500 in substantially equal installments in accordance with the Company’s regularly payroll schedule until December 1, 2022. Mr. Rassas remains on the Company’s board of directors and will continue working with the Company in a consulting role. Pursuant to Mr. Rassas’ Consulting Agreement, the Company will pay Mr. Rassas $34,500 under substantially the same terms as Mr. Rassas’ Severance Agreement.

(5) Mr. Wolven has been COO since January 1, 2019.  Mr. Wolven received a salary of $250,000 for fiscal years 2022 and 2021, respectively. Mr. Wolven received an option award of 200,000 and 212,176 options during fiscal years 2022 and 2021, respectively. The 2022 options vest 50% annually and carry an exercise price of $0.54. The 2021 options vest one-third each year and have an exercise price of $1.44.

(6) Mr. Weinberger has been a director since May 5, 2021.  Further, Mr. Weinberger served as the Company’s Chief Franchise Officer until being appointed the Company’s Chief Executive Officer on November 23, 2022. Mr. Weinberger received a salary of $225,000 for fiscal years 2022 and 2021, respectively.  Mr. Weinberger received an option award of 200,000 and 212,176 options during fiscal years 2022 and 2021, respectively. The 2022 options vest 50% annually and carry an exercise price of $0.54. The 2021 options vest one-third each year and have an exercise price of $1.44. On November 23, 2022, the Company entered into an Executive Employment Agreement (“Agreement”) with Michael Weinberger to serve as the Company’s Chief Executive Officer. The Agreement is for a period of two years and contains provisions customary with similar agreements including a six month severance and non-competition period upon a termination without cause. Compensation under the Agreement provides for an annual salary of $300,000, signing bonus of 300,000 fully vested stock options with an exercise price of $0.25 per share and cashless exercise feature, a $150,000 cash bonus payable with 90 days so long as the Company completes its acquisition of Sessions Cannabis, and a transaction bonus in the event that the Company closes a transaction in which there is a Change of Control.

(7) The amounts in this column reflect the value of the stock options awards on the grant date to the named executive, calculated in accordance with ASC Topic 718.  Stock options were valued using the Black-Scholes model. The grant-date fair value does not necessarily reflect the value of shares which may be received in the future with respect to these awards. The fair value of the stock options will likely vary from the actual value the holder receives because the actual value depends on the number of options exercised and the market price of the Company’s common stock on the date of exercise. For a discussion of the assumptions made in the valuation of the stock options see Note 12, Stockholders’ Equity, included in the Company’s consolidated financial statements, which are included in the Annual Report on Form 10-K.

(8) The amounts shown include Company-paid portions of health insurance.

Consulting Agreements, Employment Agreements and Other Arrangements

As of January 13, 2023, the Company has the following employment agreements that provide for payment(s) to named executive officers.

Michael Weinberger – Chief Executive Officer

-On November 23, 2022, the Company entered into an Executive Employment Agreement (“Agreement”) with Michael Weinberger to serve as the Company’s Chief Executive Officer. The Agreement is for a period of two years and contains provisions customary with similar agreements including a six month severance and non-competition period upon a termination without cause. Compensation under the Agreement provides for an annual Salary of $300,000, signing bonus of 300,000 fully vested stock options with an exercise price of $0.25 per share and cashless exercise feature, a $150,000 cash bonus payable with 90 days so long as the Company completes its acquisition of Sessions Cannabis, and a transaction bonus in the event that the Company closes a transaction in which there is a Change of Control.

Robert E. Mikkelsen -- Chief Financial Officer

-On November 29, 2022, the Company entered into an Executive Employment Agreement (“Agreement”) with Robert Mikkelsen to serve as the Company’s Chief Financial Officer. The Agreement is for a period of two years and contains provisions customary with similar agreements including a six month severance and non-competition period upon a termination without cause. Compensation under the Agreement provides for an annual Salary of $225,000, and a transaction bonus in the event that the Company closes a transaction in which there is a Change of Control.

Andrew Bowden – former Chief Executive Officer

-On November 23, 2022, the Company entered into a Separation Agreement and General Release (“Agreement”) with Andrew Bowden the Company’s form Chief Executive Officer. The Agreement provides for nine equal monthly payments of $27,083.33, payment of Mr. Bowden’s previously unreimbursed credit card expenses and Mr. Bowden’s attorney’s fees. Further, Mr. Bowden received 200,000 options to purchase the Company’s common stock. These options vest over a two year period and have a term of five years. The Agreement contains provisions customary with similar agreements including a six month non-competition period.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes the outstanding equity awards to the Company’s executive officers as of September 30, 2022.

OPTION AWARDS*
	Number of Common Shares Underlying Unexercised Options	Number of Common Shares Underlying Unexercised Options	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised	Option Exercise	Option
	(#)	(#)	Unearned	Price	Expiration
Name	Excercisable	Unexercisable	Options (#)	($)	Date
Andrew Bowden	500,000	—	—	$0.87	7/15/2030
	117,876	235,751	—	$1.44	9/22/2031
	—	200,000	—	$0.54	8/30/2032
Total	617,876	435,751	—
Robert Mikkelsen	500,000	—	—	$0.87	7/15/2030
	70,726	141,450	—	$1.44	9/22/2031
	—	200,000	—	$0.54	8/30/2032
Total	570,726	591,450
Bryce Skalla	7,500	—	—	$2.40	5/28/2028
	500,000	—	—	$0.87	7/15/2030
Total	507,500	—
Jeffrey Rassas	50,000	—	—	$6.00	1/25/2023
	16,667	—	—	$2.20	10/4/2023
	16,667	—	—	$5.00	9/5/2024
	16,666	—	—	$3.00	3/8/2026
	7,500	—	—	$2.40	5/28/2028
	500,000	—	—	$0.87	7/15/2030
	70,726	141,450	—	$1.44	9/22/2031
Total	678,226	141,450
Chris Wolven	500,000	—	—	$0.87	7/15/2030
	70,726	141,450	—	$1.44	9/22/2031
	—	200,000	—	$0.54	8/30/2032
Total	570,726	341,450
Michael Weinberger	70,726	141,450	—	$1.44	9/22/2031
	—	200,000	—	$0.54	8/30/2032
Total	70,726	341,450

*There are 8,594,805 total options outstanding as of September 30, 2022

Stock Option Plan and other Employee Benefits Plans

On June 21, 2019, the Company’s board and shareholders voted to approve the 2019 Equity Incentive Plan (the “2019 Plan”). Pursuant to the 2019 Plan, the maximum aggregate number of Shares available under the Plan through awards is the lesser of: (i) 6,000,000 shares, increased each anniversary date of the adoption of the plan by 2 percent of the then-outstanding shares, or (b) 10,000,000 shares. The Company has 2,752,985 shares available for issuance under the 2019 Plan as of September 30, 2022.

Compensation of Directors

Independent Director Compensation
	Fees earned or paid in	Stock	Option	Non-equity incentive plan	Nonqualified deferred compensation	All other
	cash	awards	awards	compensation	earnings	compensation	Total
Name	($)	($)	($)(a)	($)	($)	($)	($)
Lawrence Taylor	43,500	Nil	95,849	Nil	Nil	Nil	139,349
Dr. Eric Kutscher	33,750	Nil	90,805	Nil	Nil	Nil	124,555
Shane Evans	22,167	Nil	74,684	Nil	Nil	Nil	96,851

(a)	The amounts in this column reflect the aggregate grant date fair value of sock awards granted to our independent directors during the fiscal year ended September 30, 2022, calculated in accordance with FASB ASC Topic 718, Stock Compensation. The valuation assumptions used in determining such amounts are described in the footnotes to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Form 10-K. The amounts reported in this column do not correspond to the actual economic value that may be received by our independent directors from their option awards.

Item 12. Security Ownership of Certain Beneficial Owners and Management Related Shareholder Matters.

The following tables set forth, as of January 13, 2023 certain information concerning the beneficial ownership of the Company’s capital stock by:

•	each stockholder known by the Company to own beneficially 5% or more of any class of its outstanding stock;
•	each director;
•	each named executive officer;
•	all of the Company’s executive officers and directors as a group; and
•	each person, or group of affiliated persons, who is known by the Company to beneficially own more than 5% of any class of its outstanding stock.

As of September 30, 2022, the Company had authorized 2,000,000,000 shares of common stock, par value $0.0001, of which there were 97,650,509 shares of common stock outstanding. As of January 13, 2023, the authorized stock remained the same and there were 100,002,264 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the Company’s common stock. Shares of the Company’s common stock subject to options that are currently exercisable or exercisable within 60 days of January 13, 2023 are considered outstanding and beneficially owned by the person holding the options for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, the Company believe the persons and entities in this table have sole voting and investing power with respect to all of the shares of its common stock beneficially owned by them, subject to community property laws, where applicable.

Security Ownership of Certain Beneficial Owners and Directors and Officers

	Amount and Nature of	Percentage of Beneficial
Name and Address of Beneficial Owner	Beneficial Ownership	Ownership (1)
Directors and Officers:
Andrew Bowden (2)(12)	22,516,207	21.3%
Robert Mikkelsen (3)	572,601	0.6%
Jeffrey Rassas (4)	2,034,959	2.0%
Christopher Wolven (5)	809,186	0.8%
Douglas Bowden (6)	21,892,092	20.8%
Michael Weinberger (7)	5,567,850	5.5%
Lawrence Taylor (11)	125,097	0.1%
Dr. Eric Kutscher (8)	139,419	0.1%
Shane Evans	—	0.0%
All director and officers as a group (9 people)	31,964,080	29.5%

Beneficial Shareholders greater than 5%
Stockbridge Enterprises LP (9)	10,613,949	10.6%
7377 E Doubletree Ranch Rd, Suite 200
Scottsdale, AZ 85258
Sean Dugan (10)	6,144,712	6.1%

1) Applicable percentage of ownership is based on 100,002,264 shares of common stock outstanding on January 13, 2023. Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of January 13, 2023, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of January 13, 2023, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The Company’s common stock is its only issued and outstanding class of securities eligible to vote. Unless otherwise stated, all shareholders can be reached at mailing address 2727 North 3rd Street, Suite 201 Phoenix, Arizona 85004.

(2) Mr. Bowden’s beneficial ownership consists of 205,000 shares of common stock held by EBAB, LLC, which is controlled by Mr. Bowden, 817,876 of shares issuable upon exercise of vested stock options, 5,000,000 shares of commons stock, 11,400,000 shares of common stock issuable upon the exercise of warrants and 5,293,331 shares of common stock issuable upon conversion of debt and accrued interest owned by Viridis Group I9 Capital LLC aka Bowden Investment Group, an entity controlled by Mr. Bowden.

(3) Mr. Mikkelsen’s beneficial ownership includes 1,250 shares of common stock, 625 shares of common stock issuable upon the exercise of warrants and 570,726 of shares issuable upon exercise of vested stock options.

(4) Mr. Rassas’ beneficial ownership includes 5,000 shares of common stock, 1,351,733 shares of which are held by Hayjour Family Limited Partnership, an entity controlled by Mr. Rassas and 678,226 shares issuable upon the exercise of vested stock options.

(5) Mr. Wolven’s beneficial ownership consists of 238,460 shares of common stock and 570,726 of shares issuable upon exercise of vested stock options.

(6) Mr. Bowden’s beneficial ownership consists of 100,000 shares of common stock, 98,761 of shares issuable upon exercise of stock options vesting within 60 days, 5,000,000 shares of common stock, 11,400,000 shares of common stock issuable upon exercise of vested warrants and 5,293,311 shares of common stock issuable upon conversion of debt and accrued interest owned by Viridis Group I9 Capital LLC aka Bowden Investment Group, an entity controlled by Mr. Bowden.

(7) Mr. Weinberger’s beneficial ownership consists of 2,897,124 shares of common stock, 2,300,000 shares of common stock issuable upon exercise of vested warrants and 370,726 shares of common stock issuable upon exercise of vested stock options. In conjunction with his appointment to Chief Executive Officer on November 23, 2022, Mr. Weinberger signed an Employment Agreement that grants Mr. Weinberger 300,000 fully vested options with an exercise price of $0.25 and an expiration 10 years from the date of grant. On November 1, 2022, Mr. Weinberger converted his debt into shares of the Company’s common stock at a price of $0.25 per share, or 1,158,318 shares.

(8) Dr. Kutscher’s beneficial ownership consists of 20,906 shares of common stock and 118,513 of shares issuable upon exercise of stock options vesting within 60 days..

(9) Stockbridge Enterprises LP is an Arizona limited partnership formerly controlled by Mitchell A. Saltz. To the best of the Company’s knowledge Mr. Saltz is deceased and his estate is in control of his ownership interests. Stockbridge’s ownership consists of 4,949,205 shares of common stock and 5,664,744 shares of common stock issuable upon exercise of vested warrants.

(10) Mr. Dugan was a member of BSSD. On March 20, 2018, the Company closed on an Agreement and Plan of Exchange to acquire all of the membership interests of BSSD in exchange for newly issued restricted shares of common stock which were distributed pro-rata to the BSSD members.

(11) Mr Taylor’s beneficial ownership includes 125,097 shares of common stock issuable upon the exercise of stock options vesting within 60 days.

(12) On November 23, 2022, Mr. Andrew Bowden voluntarily resigned as the Company’s CEO and member of the board of directors.

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

According to the OTCQX definition, Douglas Bowden, Michael Weinberger, and Jeffrey Rassas are not independent directors because each is also an executive officer or a relative of an executive officer or former executive officer of the Company. According to the OTCQX definition, Lawrence Taylor, Shane Evans and Dr. Eric Kutscher are each an independent director. All current directors are, or may become in the future, shareholders of the Company.

Related Party Transactions

Fixed Asset Purchase

On April 20, 2018, the Company entered into an agreement for the purchase of approximately 44 acres of land from an affiliate of a founding member of BSSD. The purchase price of the property is $3,000,000, payable as follows; (i) $200,000 deposited with escrow agent as an initial earnest money deposit, (ii) on or before February 1, 2019, the Company was to deposit an additional $800,000 into escrow as additional earnest money deposit and (iii) the balance of the purchase price was to be paid via a promissory note. The earnest money amounts are non-refundable. The Company negotiated an amendment to this agreement that was to spread the $800,000 payment over the course of 4 months. As of September 30, 2021, the Company had paid $600,000, which was deposited in escrow and classified as a long-term asset on the consolidated balance sheets. During the year ended September 30, 2022, the Company completed the acquisition of this land.

During the year-ended September 30, 2021, the Company exchanged 25,000 shares of common stock, valued at $31,250, for the purchase of certain equipment from related parties.

Convertible Notes Payable

Viridis

On March 23, 2020 the Company borrowed proceeds from Viridis I9 Capital LLC (“Viridis”), a related party in the amount of $1.1 million. All principal and interest were due on the maturity date of September 23, 2020. At September 30, 2022 the Company was not in compliance with the terms of the Viridis note, however, subsequent to September 30, 2022, the default cure period was extended to March 1, 2023. The convertible Viridis note included a provision for the issuance of 5,000,000 warrants exercisable into the Company's common stock. The exercise price on the warrants is $0.75 and the warrants have a term of 5 years.

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

On May 1, 2020, under a troubled debt restructuring, the Company renegotiated the $2,700,000 of notes payable. As part of the restructuring, the Company issued 3,500,000 warrants exercisable into the Company's common stock. The warrants have an exercise price of $1.00 and a term of 5 years. Accrued interest in the amount of $251,219 was added to the principal balance of the notes, making the total principal $2,951,219. The notes also entitle Viridis to a gross revenue participation of the Arizona and Nevada Operations equal to 1% of the gross sales (up to $20,000 monthly each) upon the maturity of the note and for the subsequent 5 year period. At September 30, 2022 the Company was not in compliance with the terms of the Viridis AZ note, however, subsequent to September 30, 2022, the default cure period was extended to March 1, 2023.

In September 2021, the Viridis AZ and Viridis NV debt was modified to subordinate these notes to the Pelorus Notes. As part of this modification, the Company anticipates granting 2.0 million warrants to Viridis. As of the date of this Form 10-K, the terms of this subordination have not been finalized. The Viridis NV debt was repaid in full during the year ended September 30, 2021.

The Company's subsidiary, BSSD Group, LLC borrowed $269,000 from Viridis, a related party, in December 2019. This note bears annualized interest at 15%. On May 1, 2020, under a troubled debt restructuring, the Company renegotiated the $269,000 note payable. Accrued interest in the amount of $14,666 was added to the principal balance of the note, making the total principal $283,666. As part of the restructuring, the Company issued 400,000 warrants exercisable into the Company's common stock. The warrants have an exercise price of $.05 and a term of 5 years. Payments of principal and interest in the amount of $9,833 are due monthly, with a balloon payment of all outstanding principal and interest is due upon the note's maturity. The debt and warrants were recorded at their relative fair values. The resulting discount is amortized to interest expense over the term of the debt. At September 30, 2022 the Company was not in compliance with the terms of this note, however, subsequent to September 30, 2022, the default cure period was extended to March 1, 2023.

On September 30, 2021, the Company borrowed $500,000 from Viridis Group I9 Capital LLC, a related party. The proceeds of the debt were used to make a payment on the outstanding unpaid payroll tax liability. The note includes warrants to purchase a total of 500,000 shares of the Company’s common stock for $0.60 per share, with a 5 year term. The debt and warrants were recorded at their relative fair values. The resulting discount in the amount of $284,534 is amortized to interest expense over the term of the debt. As of September 30, 2022, the terms of this debt had not been finalized. Subsequent to September 30, 2022, this debt was combined with other Viridis outstanding debt and related accrued interest into one Unsecured Promissory Note.

During the year ended September 30, 2022, the Company received several short-term working capital loans from Viridis, a related party, in the amount of $5,253,256. The terms of these short-term loans were still being determined at September 30, 2022, however, an interest rate of 15% has been estimated. Subsequent to September 30, 2022, these short-term working capital loans were combined with other Viridis outstanding debt and related accrued interest into one Unsecured Promissory Note.

Effective December 1, 2022, the Company entered into an Unsecured Promissory Note with Viridis Group Holdings, LLC, a related party. The purpose of the Unsecured Promissory Note was to agree upon the terms for the short term loans that this related party had previously provided to the Company. Including interest accrued from the date of the short-term loans to the effective date of the agreement, the principal amount of the Unsecured Promissory Note is $6,203,930. The Unsecured Promissory Note has a stated interest rate of 15% per annum and matures on May 21, 2024.

Officer loan

As part of the OCG transaction in March 2021, the Company assumed the debt that OCG, Inc. owed to its officers. One of these officers is a director and officer of the Company. This officer’s note has a maturity date of April 1, 2024 and an interest rate of 10% per annum. Principal and interest payments are due monthly with a balloon payment of all outstanding principal and interest due at maturity. This officer’s note had a principal balance of $338,621 and accrued interest of $6,102 at September 30, 2022. Subsequent to September 30, 2022, this note and any accrued but unpaid interest was converted to shares of the Company’s common stock.

Stockbridge

On March 23, 2020 the Company borrowed proceeds from Stockbridge Enterprises (“Stockbridge”), a related party in the amount of $1.1 million. All principal and interest were due on the maturity date of September 23, 2020. During the year ended September 30, 2021 the Stockbridge note was amended. See below under Notes Payable - Stockbridge. The convertible Stockbridge note included a provision for the issuance of 5,000,000 warrants exercisable into the Company's common stock. The exercise price on the warrants is $0.75 and the warrants have a term of 5 years.

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

Effective March 31, 2022, the debt was amended to extend the maturity date to June 30, 2022, interest payments are due on April 1, May 1 and June 1, 2022. Principal payments in the amount of $50,000 are due on April 15, May 15 and June 15, 2022 and a final balloon payment of outstanding principal and interest in the amount of $223,972 is due on June 30, 2022. This note is currently in default, however, the Company and the lender have agreed to the terms of an extension in principle, which calls for monthly payment and a final maturity date in December 2023.

Lease

The Company entered into a 60 month lease with VGI Citadel LLC, a related party, to rent office space for its corporate headquarters which began in June 2019. The monthly lease payments were $6,478 for the first twelve months and include all utilities and an estimated amount for common area maintenance and real estate taxes. The monthly lease payments increase to $6,653, $6,828, $7,003, and $7,178 for years two through five, respectively. The lease does not include renewal options. Subsequent to September 30, 2022, the Company and VGI Citadel LLC entered into an Agreement to Terminate Lease. Under this agreement, the lease was terminated effective December 20, 2022.

Other

During the years ended September 30, 2022 and 2021, the Company purchased cultivation supplies from a related party in the amount of $31,708 and $48,751, respectively. This related party is owned by the father of a stockholder that holds more than 5% of the Company’s common stock.

During the years ended September 30, 2022 and 2021, the Company incurred amounts due to a related party for expenses that the related party paid on the Company’s behalf. These expenses included property taxes, utilities, legal expenses and interest on farm purchases. The amounts incurred during the years ended September 30, 2022 and 2021 were $43,656 and $30,381, respectively. This related party is owned by the father of a stockholder that holds more than 5% of the Company’s common stock.

Included in our accounts payable at September 30, 2022 and 2021 is approximately $242,826, and $138,000, respectively in amounts due to related parties.

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

ITEM 14. Principal Accounting Fees and Services.

Audit Committee Pre-Approval Policy

The Audit Committee has established a pre-approval policy and procedures for audit, audit-related and tax services that can be performed by the independent registered public accountant without specific authorization from the Audit Committee subject to certain restrictions. The policy sets out the specific services pre-approved by the Audit Committee and the applicable limitations, while ensuring the independence of the independent registered public accountant to audit the Company's financial statements is not impaired. The pre-approval policy does not include a delegation to management of the Audit Committee’s responsibilities under the Exchange Act. During the years ended September 30, 2022 and 2021, the Audit Committee pre-approved all audit and permissible non-audit services provided by the Company’s independent registered public accountant.

Service Fees Paid to the Independent Registered Public Accounting Firm

The Audit Committee appointed BF Borgers CPA PC (“Borgers”) as the Company’s independent registered public accounting firm as of October 31, 2021.

Borgers was engaged to perform an annual audit of the Company’s financial statements for the fiscal year ended September 30, 2022 and 2021. Previously, the Audit Committee engaged Semple, Marchal & Cooper, LLP (“Semple”) to perform an annual audit of the Company’s financial statements for the fiscal year ended September 30, 2020.  The following is the breakdown of aggregate fees paid to Borgers for the last two fiscal years. The following also includes fees paid/owed to Semple for the issuance of their consent included in our Regulation A Offering Statement on Form 1-A.

	Year Ended September 30,
	2022	2021
Audit Fees (1)	$284,827	$278,436
Audit Related Fees (2)	—	2,280
Tax Fees (3)	7,500	17,230
All Other Fees (4)	44,312	186,845
	$336,639	$484,791

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

(4) All other fees include acquisition audits, reviews of interim financial information, issuance of consents and related SEC filings.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements and Financial Statement Schedules are set forth under Part II, Item 8 of this report.

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
54

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Item 9 Labs, Inc. (the "Registrant") has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITEM 9 LABS CORP.

(Registrant)

Date: January 13, 2023	By:	/s/ Michael Weinberger
Michael Weinberger
Chief Executive Officer, and Director
(Principal Executive Officer)

Date: January 13, 2023	By:	/s/ Robert Mikkelsen
Robert Mikkelsen
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Michael Weinberger	Chief Executive Officer and Director	January 13, 2023
Michael Weinberger	(Principal Executive Officer)

/s/ Robert Mikkelsen	Chief Financial Officer	January 13, 2023
Robert Mikkelsen	(Principal Financial/Accounting Officer)

/s/ Douglas Bowden	Director	January 13, 2023
Douglas Bowden

/s/ Shane Evans	Director	January 13, 2023
Shane Evans

/s/ Jeffrey Rassas	Director	January 13, 2023
Jeffrey Rassas

/s/ Lawrence Taylor	Director	January 13, 2023
Lawrence Taylor

/s/ Eric Kutscher	Director	January 13, 2023
Eric Kutscher

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Item 9 Labs Corp.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Item 9 Labs Corp. (the “Company”) as of September 30, 2022 and 2021 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the two years in the period ended September 30, 2022, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for the two years in the period ended September 30, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/S BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2021

Lakewood, CO

January 13, 2023

ITEM 9 LABS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$85,637	$1,454,460
Accounts receivable, net	586,270	1,448,280
Inventory	2,464,222	6,391,351
Prepaid expenses and other current assets	417,096	802,558
Total current assets	3,553,225	10,096,649

Property and equipment, net	21,019,724	10,877,848
Right of use assets	938,687	156,938
Construction escrow deposits	7,717,908	17,744,913
Deposits	86,604	600,000
Other assets	655,598	608,874
Assets held for sale	6,815,000	—
Intangible assets, net	11,741,487	18,659,095
Goodwill	58,233,386	58,064,816
Total Assets	$110,761,619	$116,809,133

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$6,422,196	$3,759,818
Accrued payroll and payroll taxes	2,086,051	2,678,694
Accrued interest	3,070,415	1,391,766
Accrued expenses	3,328,222	1,169,776
Deferred revenue, current portion	219,992	119,992
Notes payable, current portion, net of discounts	15,924,033	4,536,002
Income tax payable	13,221	—
Operating lease liability, current portion	271,573	56,592
Convertible notes payable, net of discounts	3,750,000	1,277,394
Liabilities related to assets held for sale	5,500,000	—
Total current liabilities	40,585,703	14,990,034

Deferred revenue, net of current portion	335,859	655,851
Operating lease liability, net of current portion	682,752	104,406
Notes payables, net of current portion and discounts	7,216,710	14,957,399

Total liabilities	48,821,024	30,707,690

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $.0001 per share, 2,000,000,000 shares authorized; 109,950,509 and 107,074,417 shares issued and 97,650,509 and 94,774,417 shares outstanding at September 30, 2022 and 2021	10,995	10,707
Additional paid-in capital	140,417,114	133,414,830
Accumulated deficit	(65,016,698)	(33,874,094)
Treasury stock	(13,450,000)	(13,450,000)

Total Item 9 Labs Corp. Stockholders' Equity	61,961,411	86,101,443
Non-controlling interest	(20,816)	—

Total Stockholders' Equity	61,940,595	86,101,443

Total Liabilities and Stockholders' Equity	$110,761,619	$116,809,133

The accompanying notes are an integral part of these consolidated financial statements.

ITEM 9 LABS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended	For the year ended
	September 30, 2022	September 30, 2021
Revenues, net	$21,756,997	$21,937,227
Cost of revenues	14,445,269	13,324,284
Gross profit	7,311,728	8,612,943

Operating expenses
Professional fees and outside services	2,982,599	3,241,820
Payroll and employee related expenses	10,279,552	6,649,097
Sales and marketing	1,811,981	1,170,982
Depreciation and amortization	1,606,851	1,085,847
Other general and administrative expenses	3,755,955	1,828,954
Loss on assets held for sale	9,535,593	—
Loss on impairment	409,431	—
Provision for (recovery of) bad debt	(5,000)	237,506
Total expenses	30,376,962	14,214,206

Loss from operations	(23,065,234)	(5,601,263)

Other income (expense)
Interest expense	(6,414,530)	(5,295,349)
Loss on extinguishment of debt	(1,686,386)	—
Other income	318	(9,160)
Total other income (expense), net	(8,100,598)	(5,304,509)

Net loss, before income tax provision (benefit)	(31,165,832)	(10,905,772)

Income tax provision (benefit)	13,221	—

Net loss	(31,179,053)	(10,905,772)
Less: Net loss attributable to non-controlling interest	(36,449)	—

Net loss attributable to Item 9 Labs Corp.	$(31,142,604)	$(10,905,772)

Basic net loss per common share	$(0.33)	$(0.14)

Basic weighted average common shares outstanding	95,690,709	78,592,889

Diluted net loss per common share	$(0.33)	$(0.14)

Diluted weighted average common shares outstanding	95,690,709	78,592,889

The accompanying notes are an integral part of these consolidated financial statements.

ITEM 9 LABS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2022 AND 2021

	Item 9 Labs Corp. Equity
			Additional				Non-
	Common Stock		Paid-in	Treasury Stock		Accumulated	Controlling
	Shares	Amount	Capital	Shares	Amount	(Deficit)	Interest	Total
Balance at September 30, 2020	68,336,113	$6,834	$44,426,737	(12,300,000)	$(13,450,000)	$(22,968,322)	$—	$8,015,249
Stock issued for cash, net	15,646,643	1,564	11,981,564	—	—	—	—	11,983,128
Stock to be issued for acquisition	19,080,000	1,908	61,897,434	—	—	—	—	61,899,342
Warrants and options issued for acquisition	—	—	906,572	—	—	—	—	906,572
Stock issued for automatic debt conversion	1,419,989	142	1,419,847	—	—	—	—	1,419,989
Stock issued with debt	92,365	9	107,480	—	—	—	—	107,489
Warrants issued with debt	—	—	6,756,824	—	—	—	—	6,756,824
Beneficial conversion features	—	—	737,124	—	—	—	—	737,124
Gain on troubled debt restructuring	—	—	304,714	—	—	—	—	304,714
Issuance of shares for services	1,461,099	146	3,130,220	—	—	—	—	3,130,366
Stock based compensation	—	—	1,715,424	—	—	—	—	1,715,424
Stock issued on conversion of warrants and options	1,038,208	104	30,890	—	—	—	—	30,994
Net loss	—	—	—	—	—	(10,905,772)	—	(10,905,772)
Balance at September 30, 2021	107,074,417	10,707	133,414,830	(12,300,000)	(13,450,000)	(33,874,094)	—	86,101,443

Stock issued for cash, net	676,346	68	86,840	—	—	—	—	86,908
Stock issued for licenses	300,000	30	335,970	—	—	—	—	336,000
Stock issued for acquisition	69,892	7	64,993	—	—	—	—	65,000
Stock issued for debt inducement	1,020,135	101	441,656	—	—	—	—	441,757
Warrants issued with debt	—	—	1,238,338	—	—	—	—	1,238,338
Beneficial conversion feature	—	—	1,272,107	—	—	—	—	1,272,107
Issuance of shares for services	781,790	79	564,273	—	—	—	—	564,352
Stock based compensation	—	—	2,998,110	—	—	—	—	2,998,110
Stock issued on exercise of options	27,929	3	(3)	—	—	—	—	—
Non-controlling interest	—	—	—	—	—	—	15,633	15,633
Net loss	—	—	—	—	—	(31,142,604)	(36,449)	(31,179,053)
Balance at September 30, 2022	109,950,509	$10,995	$140,417,114	(12,300,000)	$(13,450,000)	$(65,016,698)	$(20,816)	$61,940,595

The accompanying notes are an integral part of these consolidated financial statements.

ITEM 9 LABS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended	For the year ended
	September 30, 2022	September 30, 2021
Operating Activities:
Net loss	$(31,179,053)	$(10,905,772)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	298,783	214,828
Amortization of intangible assets	1,471,068	1,006,019
Amortization of right of use asset	152,349	39,818
Amortization of debt discounts	3,808,059	3,891,260
Loss on extinguishment of debt	1,686,386	—
Loss on assets held for sale	9,535,593	—
Common stock issued for services	696,954	689,247
Stock based compensation expense	2,998,110	1,715,424
Loss on impairment	409,431	—
Provision for (recovery of) bad debt	(5,000)	237,506
Loss on disposal of fixed assets	10,841	—
Changes in operating assets and liabilities:
Accounts receivable	862,010	(1,085,400)
Inventory	3,942,762	(4,244,241)
Prepaid expenses and other assets	(4,284)	(69,206)
Deposits	(86,604)	—
Accounts payable	2,709,878	676,453
Accrued payroll and payroll taxes	(592,643)	599,244
Income tax payable	13,221	—
Accrued interest	1,601,895	703,885
Accrued expenses	(223,355)	417,834
Deferred revenue	(219,992)	163,338
Operating lease liability	(140,771)	(39,818)
Net Cash Used in Operating Activities	(2,254,362)	(5,989,581)

Investing Activities:
Deposit on acquisition	—	(1,775,348)
Cash paid for acquisition	(144,060)	—
Purchases of property, equipment and construction in progress	(4,327,468)	(2,242,217)
Cash received for note receivable	5,000	5,000
Cash received from construction escrow accounts	837,717	—
Cash acquired in acquisition	6,143	94,596
Cash paid to acquisition escrow accounts	(406,932)	—
Purchase of licenses	(1,130,872)	—
Net Cash Used in Investing Activities	(5,160,472)	(3,917,969)

Financing Activities:
Proceeds from the sale of common stock	657,815	13,299,808
Costs for sale of common stock	(70,907)	(50,000)
Proceeds from exercise of stock options	—	30,994
Payment of debt discount	(53,536)	—
Proceeds from the issuance of debt	9,415,919	2,580,000
Payment of debt	(3,903,280)	(4,583,469)
Net Cash Provided by Financing Activities	6,046,011	11,277,333

Net Increase (Decrease) in Cash	(1,368,823)	1,369,783

Cash and cash equivalents- Beginning of Period	1,454,460	84,677

Cash and cash equivalents - End of Period	$85,637	$1,454,460

Supplemental disclosure of cash flow information:
Interest paid in cash	$4,489,112	$700,204
Income taxes paid in cash	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Stock issued for acquisitions	$65,000	$—
Stock issued for acquisition of a license	$336,000	$—
Accrued interest transferred to debt	$1,754	$416,507
Stock and warrants issued for debt, accrued interest and related fees	$1,574,447	$6,864,313
Non-controlling interest	$15,633	$—
Stock issuance costs paid in stock	$89,645	$—
Fixed assets purchased with debt	$—	$314,530
Debt issued for acquisition of a license	$200,000	$—
Debt proceeds used to pay debt discounts	$106,500	$—
Debt proceeds used to repay existing debt	$—	$1,760,777
Transfer of accrued interest to debt	$—	$—
Land purchased with escrow funds and deposit	$3,000,000	$—
Stock issued to pay accounts payable and prepay expenses	$472,500	$—
Operating lease right of use asset and liability	$934,098	$—
Beneficial conversion feature on convertible debt	$1,272,107	$737,124
Stock issued for sale of common stock expenses	$—	$1,266,680
Stock issued for services (1)	$696,954	$1,619,200
Construction in progress paid with escrow funds	$6,939,288	$—
Stock issued for conversion of debt	$—	$1,419,989
Accrued debt discount fees	$75,000	$265,000
Debt discount amortization capitalized to construction in progress	$3,284,686	$—
Accrued liabilities capitalized in construction in progress	$2,132,543	$1,041,134
Amortized debt discount capitalized in construction in progress	$3,284,686	$—
Debt proceeds used to fund escrow deposits and pay debt issuance costs (2)	$—	$17,744,913
Gain on troubled debt restructuring	$—	$304,714
Stock issued for purchase of property, equipment and construction in progress	$—	$244,486
Related party debt assumed in OCG acquisition	$—	$1,186,658
Stock, warrants and options issued in OCG acquisition	$—	$62,805,914

(1) In FY 2021, $929,953 was recorded as an adjustment to prepaid expenses and other current assets on the statement of cash flows
(2) The debt proceeds went directly to the escrow deposit accounts

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

Item 9 Labs Corp. is a holding company, investing in cannabis and cannabis-related businesses. Its subsidiaries currently compete in two different market segments: (1) producing cannabis and cannabis-derived products and technologies through its Item 9 Labs brand (“Cultivation”), which is currently distributed throughout the State of Arizona in licensed medical and adult-use dispensaries; and (2) selling medical and adult-use cannabis dispensary franchises under its franchise brand “Unity Rd.” (“Franchising”).

In March 2021, the Company closed on the acquisition of OCG, Inc, dba Unity Rd, a dispensary franchisor. The transaction was structured as a reverse triangular merger, with the effect of OCG, Inc. becoming a wholly owned subsidiary of the Company. Unity Rd has agreements with more than twenty (20) entrepreneurial groups to open more than thirty (30) Unity Rd retail dispensary locations in twelve (12) states. The majority of the locations are in the licensing process. We currently have two franchisees operating in Hartford, South Dakota and Boulder, Colorado. Unity Rd will be the vehicle to bring Item 9 Labs products across the United States and internationally, while keeping dispensaries locally owned and operated, empowering entrepreneurs to operate their business and contribute to their local communities. As the Unity Rd dispensaries achieve sufficient market penetration, Item 9 Labs aims to offer its products in those locations to expand the distribution footprint of its premium product offerings.

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

Item 9 Labs consolidates a variable interest entity (“VIE”) in which the Company is deemed to be the primary beneficiary.  An entity is generally a VIE if it meets any of the following criteria: (i) the entity has insufficient equity to finance its activities without additional subordinated financial support from other parties, (ii) the equity investors cannot make significant decisions about the entity’s operations or (iii) the voting rights of some investors are not proportional to their obligations to absorb the expected losses of the entity or receive the expected returns of the entity and substantially all of the entity’s activities involve or are conducted on behalf of the investor with disproportionately few voting rights. The Company periodically makes judgments in determining whether its investees are VIEs and, for each reporting period, the Company assesses whether it is the primary beneficiary of its VIE. Effective February 1, 2022, the Company was deemed the primary beneficiary of Elevated Connections, Inc. The equity in Elevated Connections, Inc. held by its stockholder has been presented on the balance sheet and the statement of operations as a non-controlling interest. See Note 5.

Certain prior period balances have been reclassified in the accompanying consolidated financial statements to conform to the current year presentation. These reclassifications had no effect on the prior year's net loss or accumulated deficit.

Accounting Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. Significant estimates of the Company include but are not limited to accounting for depreciation and amortization, current and deferred income taxes, inventory, accruals and contingencies, carrying value of goodwill and intangible assets, collectability of notes receivable, the fair value of common stock and the estimated fair value of stock options and warrants, and the estimated fair value of the consideration paid and the fair value of assets purchased and liabilities assumed in the acquisition of OCG, Inc. See Note 4. Due to the uncertainties in the formation of accounting estimates, and the significance of these items, it is reasonably possible that these estimates could be materially changed in the near term.

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

Accounts Receivable

Outstanding accounts receivable balances are due in 30 days or less from the time of delivery. Accounts receivable are reported at the amount management expects to collect from outstanding balances. Management assesses all receivables individually and in total, considering historical credit losses as well as existing economic conditions to determine the likelihood of future credit losses. Differences between the amount due and the amount management expects to collect are recognized in the results of operations in the year in which those differences are determined. Accounts receivable are written off when all reasonable collection efforts have been taken. At September 30, 2022 and 2021, the Company has not recorded any reserve as no specific accounts are deemed uncollectible. Accounts receivable are pledged as collateral for debt, bear no interest, and are unsecured.

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

The Company routinely evaluates the carrying value of inventory for slow moving and potentially obsolete inventory and, when appropriate, will record an adjustment to reduce inventory to its estimated net realizable value. Inventory in the amount of $198,580 was expensed to cost of revenues in the statement of operations during the year ended September 30, 2022 due to becoming obsolete. There were no inventory adjustments recorded during the year ended September 30, 2021.

Deferred Commissions

The Company pays sales commissions upon the execution of the franchise and consulting agreements and collection of amounts due. These commissions are capitalized on the balance sheet and recognized as expense in the statement of operations as the revenue associated with each franchise or consulting agreement is recognized. Deferred commission expense was $67,874 and $122,082 at September 30, 2022 and 2021, respectively, and is included in prepaid expenses and other current assets on the consolidated balance sheets. Commission expense recognized during the years ended September 30, 2022 and 2021 that was included in deferred commission expense at September 30, 2021 and 2020 was $54,208 and $1,288, respectively.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided for on the straight-line method, over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the estimated remaining useful life or the remaining term of the related lease. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Betterments or renewals are capitalized when incurred. Gains and losses on the disposition of property and equipment are recorded in the period incurred. Equipment not yet in service will be depreciated once operations commence.

The estimated useful lives of property and equipment are:

Cultivation and manufacturing equipment	3 to 5 years
Computer equipment and software	3 years
Leasehold improvements	7 years
Buildings and improvements	20 to 30 years

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

Intangible Assets Subject to Amortization

Intangible assets include tradenames and trademarks, customer relationships, a website, franchise and consulting agreements, a noncompete agreement and other intellectual property obtained through business acquisitions. Intangible assets acquired in a business combination are recognized at fair value using generally accepted valuation methods deemed appropriate for the type of intangible asset acquired. Intangible assets with finite lives are amortized over their estimated useful life and reported net of accumulated amortization, separately from goodwill. Amortization is calculated on the straight-line basis using the following estimated useful lives:

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

Goodwill and Intangible Assets Not Subject to Amortization

Goodwill represents the excess of the purchase price paid for the acquisition of a business over the fair value of the net tangible and intangible assets acquired. Indefinite life intangible assets represent licenses purchased for cultivation, processing, distribution and sale of cannabis and cannabis related products. Goodwill and indefinite life intangibles are not subject to amortization, however, annually, or whenever there is an indication that goodwill or the indefinite life intangible assets may be impaired, we evaluate qualitative factors to determine whether it is more likely than not that the fair value of the goodwill or indefinite life intangible assets is less than its carrying amount. Our test of goodwill and indefinite life intangible assets includes assessing qualitative factors and the use of judgment in evaluating economic conditions, industry and market conditions, cost factors, and entity-specific events, as well as overall financial performance. Upon the determination of a likely impairment, management assesses the recorded goodwill or indefinite life intangibles balance with the fair value of the reporting unit or assets acquired.

Licenses

Cannabis licenses vary in term for each jurisdiction. The Company capitalizes all costs associated with the acquisition of cannabis licenses in the year the license is obtained. Subsequent measurement is determined by the length of the term of the license. At September 30, 2022, the Company has acquired licenses that have indefinite useful lives. Costs associated with maintaining licenses (annual fees) are expensed as incurred. The anticipated maintenance fees are not expected to be material to the consolidated financial statements. Licenses are included on the balance sheet under the heading Intangible assets, net at September 30, 2022 and 2021.

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

In assessing realizable deferred tax assets, management assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not more likely than not or there is insufficient operating history, a valuation allowance is established. The Company adjusts the valuation allowance in the period management determines it is not more likely than not that net deferred tax assets will be realized. After review of the deferred tax asset and valuation allowance in accordance with ASC 740, management determined that it is not more likely than not that the Company will realize its net deferred tax assets and the net deferred tax assets were fully reserved at September 30, 2022 and 2021.

As the Company operates in the cannabis industry, it is subject to the limits of IRC Section 280E under which the Company is only allowed to deduct expenses directly related to costs of goods sold.

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

All of the Company's cultivation revenue is associated with a customer contract that represents an obligation to provide cannabis products that are delivered at a single point in time.  For the year ended September 30, 2022, 98% of the Company's net revenue was generated from performance obligations completed in the state of Arizona. For the year ended September 30, 2021, substantially all of the Company's net revenue was generated from performance obligations completed in the state of Arizona.

The Company recognizes revenue once the products are delivered. Revenue is considered earned upon successful delivery of the product to the dispensary as the Company has no further performance obligations at this point in time and collection is reasonably assured. The Company records revenue at the amount it expects to collect, 100% of the wholesale sales. Beginning April 1, 2020, the Company entered into a three-year agreement with a dispensary, which calls for monthly payments of $40,000 to be paid by the Company. The fees paid for operating under the contract are expensed to cost of revenues.

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

Franchising revenue

Through OCG, Inc., the Company enters into franchise agreements and consulting agreements. The franchise agreement allows the franchisee to, among other things, establish a franchised outlet under the Company’s Unity Rd. brand. Under the consulting agreements, the Company assists customers with applying for and being awarded a retail cannabis license through the state license application process. The initial franchise fee and the consulting fee are due upon execution of the related agreement. These payments are deferred on the consolidated balance sheet. The initial franchise fee is recognized into revenue ratably over the term of the agreement and the consulting fee is recognized at the time the performance obligation has been satisfied. Deferred revenue had a balance of $555,851 and $775,843 at September 30, 2022 and 2021, respectively, and is included in deferred revenue on the consolidated balance sheets. Revenue recognized during the years ended September 30, 2022 and 2021 that was included in deferred revenue at September 30, 2021 and 2020 was $219,992 and $11,662, respectively.

Disaggregation of Revenue

The following table presents our revenue disaggregated by source.

	Year ended September 30,
	2022	2021
Cultivation segment
Flower	$3,176,382	$4,742,859
Vape products	15,410,135	12,776,462
Concentrates and other cannabis products	2,428,943	3,904,407
Accessories	208,229	333,892
	21,223,689	21,757,620
Franchising segment
Franchising revenue	395,713	175,099

Corporate
Dispensary sales revenue	137,595	—
Other	—	4,508
	137,595	4,508
	$21,756,997	$21,937,227

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, consisting of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short term to maturity (level 3 inputs).  The Company's notes payable approximate fair value based on borrowing rates currently available on notes with similar terms and maturities (level 3 inputs).

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

Net Loss Per Share

Basic net loss per share does not include dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the losses of an entity. Dilutive securities are not included in the weighted average number of shares when inclusion would be anti-dilutive. The following table summarizes the securities outstanding at September 30, 2022 and 2021 that were excluded from the diluted net loss per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss.

	2022	2021
Potentially dilutive common share equivalents
Options	8,594,805	5,217,315
Warrants	49,870,537	46,095,000
Convertible notes	9,968,931	1,630,724
Potentially dilutive shares outstanding	68,434,273	52,943,039

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

Warrants, Conversion Options, Debt Discounts and Amendments

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

The Company also analyzes conversion options embedded with debt to determine if the conversion options are required to be bifurcated and accounted for at fair value at each reporting period or to determine if there is a beneficial conversion feature. At September 30, 2022 and 2021, none of the conversion options embedded in the Company’s debt was required to be bifurcated.

The Company analyzes the terms of its debt amendments to determine if the changes made to the terms have affected the debt’s cash flows. If the debt’s cash flows have been affected, the Company then determines if the amendment should be accounted for as a troubled debt restructuring, an extinguishment or a modification and the appropriate accounting model is applied.

Segment Reporting

The Company defines operating segments as components about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances. The Company allocates its resources and assesses the performance of its sales activities based on the sales and services performed by its subsidiaries. For the years ended September 30, 2022 and 2021, the Company has identified two segments: the cultivation, production and sale of cannabis and cannabis derived products and technologies (“Cultivation”) and the sales of Unity Rd. franchises to dispensaries (“Franchising”).

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

Held for sale

The Company classifies long-lived assets or disposal groups and related liabilities as held-for-sale when management having the appropriate authority, generally our Board of Directors or certain of our Executive Officers, commits to a plan of sale, the disposal group is ready for immediate sale, an active program to locate a buyer has been initiated and the sale is probable and expected to be completed within one year. Once classified as held-for-sale disposal groups are valued at the lower of their carrying amount or fair value less estimated selling costs. Depreciation on these properties, if placed into service, is discontinued at the time they are classified as held for sale.

Employer Retention Credit

During the year ended September 30, 2022, the Company received $293,579 of tax credits in accordance with the Employer Retention Credit (“ERC”) program, authorized by the Coronavirus Aid, Relief, and Economic Security (CARES) Act, as amended. The Company’s policy is to account for the ERC as a grant using guidance analogous to government grants found in IAS 20, Accounting for Government Grants and Disclosure of Government Assistance. In accordance with this guidance, the ERC is recognized as a reduction to Payroll and employee related expenses on the statement of operations when there is reasonable assurance that the Company will receive the ERC.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and current and long-term operating lease liabilities on our consolidated balance sheets. We currently do not have any material finance lease arrangements.

Operating lease ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate in effect at the commencement date of the lease in determining the present value of future payments.

When we have the option to extend the lease term, terminate the lease before the contractual expiration date, or purchase the leased asset, and if it is reasonably certain that we will exercise the option, we consider these options in determining the classification and measurement of the lease.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). This standard eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. For public business entities, excluding entities eligible to be smaller reporting companies, it is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years using the fully retrospective or modified retrospective method. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023. Early adoption is permitted but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We are currently evaluating the impact of adoption of this standard on the Company’s consolidated financial statements and disclosures.

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

Sales and Marketing. Historically, the Company has generated the majority of its revenues by providing the products it produces to dispensaries throughout the state of Arizona. The Company's revenues have increased significantly since its inception in May 2017. Management will continue its plans to increase revenues in the Arizona market by providing superior products. Additionally, as capital resources become available, the Company plans to expand into additional markets outside of Arizona. The Company believes that it will continue reducing the overall costs of revenues and costs of revenues will increase at a lower rate than revenues in future periods, which will lead to increased profit margins.

Financing. To date, the Company has financed its operations primarily with loans from third parties and shareholders, private placement financings and sales revenue. Management believes that with continued production efficiencies, production growth, and continued marketing efforts, sales revenue will grow, thus enabling the Company to reverse its negative cash flow from operations and raise additional capital as needed. However, there is no assurance that the Company's overall efforts will be successful.

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

Note 3 – Inventory

Inventory consisted of the following at September 30, 2022 and 2021.

	September 30,	September 30,
	2022	2021
Raw materials and work in process	$1,209,892	$4,291,095
Finished goods	835,420	1,052,375
Packaging and other	418,910	1,047,881
	$2,464,222	$6,391,351

Note 4 - Acquisitions

OCG Inc. (Unity Rd)

On December 13, 2020, the Company and I9 Acquisition Sub Inc. ("Merger Sub"), entered into an Agreement and Plan of Merger (the "Agreement") with OCG Inc., a Colorado corporation ("Target"), pursuant to which the Merger Sub was merged with and into the Target in a reverse triangular merger with the Target continuing as the surviving entity as a wholly-owned subsidiary of the Company ("Merger"). On the terms and subject to the conditions set forth in the Agreement, upon the completion of the Merger, the Target Shareholders became stockholders of the Company through the receipt of an aggregate of 19,080,000 restricted shares of the common stock of the Company, of which 6,868,800 shares was held in escrow for 12-18 months. At September 30, 2022, all shares previously held in escrow had been released to the Target Shareholders. The Agreement dated December 13, 2020 superseded and replaced all prior agreements between the parties, including that certain merger agreement dated February 27, 2020.  The transaction closed on March 19, 2021, which has been determined to be the acquisition date.

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

Year ended
September 30, 2021
(unaudited)
Revenue	$22,008,849
Net loss	$(21,474,891)

Basic and diluted net loss per common share	$(0.25)
Basic and diluted weighted average common shares outstanding	87,479,464

Oklahoma City dispensary acquisition

In January 2022, the Company signed a Co-Management Agreement with a dispensary in Oklahoma for a term of three years. As part of the Co-Management Agreement, the Company purchased substantially all of the assets of a dispensary, excluding cannabis and cannabis related products and licenses, and assumed the dispensary’s lease. The purchase price was $130,000, payable at $32,500 on the effective date and $32,500 each 30, 60 and 90 days after the effective date. In addition, the Company will pay $1,667 per month for 35 months. Finally, the Company paid the seller $65,000 in the Company’s common stock at a 10% discount to the stock’s 10-day volume weighted average. The Company has issued 69,892 shares of common stock related to the Co-Management Agreement. The accrued purchase price balance is $45,940 at September 30, 2022 and is included in accrued expenses on the consolidated balance sheet.

As of September 30, 2022, the consideration paid or accrued for this acquisition was as follows:

Cash	$190,000
Common stock	65,000
$255,000

The following table summarizes the allocation of the purchase price to the estimated fair values of the assets acquired as of the transaction date:

Tangible assets acquired

Cash	$6,143
Fixed assets	80,287
Tangible net assets acquired	86,430
Goodwill	168,570

Consideration paid	$255,000

Adams County acquisition

On October 6, 2021, the Company entered into an Asset Purchase Agreement with Nebrina Adams County LLC to purchase certain assets, which include licenses, a lease and certain personal property to operate a licensed recreational cannabis dispensary (the “Adams County Acquisition”) in the state of Colorado. The purchase price is $1,651,789 comprised of $1.0 million of cash, a $200,000 note, and 300,000 shares of the Company’s common stock, valued at $1.12 per share. The note has an interest rate of 5% per annum and a term of 18 months and payable in six installments on the last day of each three-month period following the Closing Date. The Adams County Acquisition closed on March 2, 2022. The acquisition is not considered a business combination under ASC 805, Business Combinations, as a substantive process was not acquired. Substantially all of the consideration paid was allocated to the licenses purchased.

As of September 30, 2022, the consideration paid in this asset acquisition was as follows:

Cash	$1,000,000
Debt	200,000
Common stock	336,000
Direct costs of acquisition	130,872
$1,666,872

The Herbal Cure pending acquisition

On March 11, 2022, the Company entered into an Asset Purchase Agreement with The Herbal Cure LLC (“Seller”), pursuant to which, the Company is purchasing certain assets from the Seller, located in the state of Colorado. The total purchase price for the assets to be acquired is $5,750,000, payable as follows:

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

At September 30, 2022, the $250,000 down payment was paid and is included in Other Assets on the consolidated balance sheet. At September 30, 2022, this acquisition has not yet been finalized. As such, the effects of this acquisition, which is expected to be accounted for under ASC 805, Business Combinations, have not been included in the Company’s consolidated balance sheet or statement of operations as of and for the year ended September 30, 2022. The Company can provide no assurance that it will be successful in finalizing this acquisition.

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

The total purchase price for the Shares is $12,800,000 (the "Purchase Price"), as adjusted, plus the Earnout Payment, if any (collectively, the “Purchase Price”) payable as follows:

(i) The Company has delivered the Exclusivity Deposit in the amount of $156,902 to the Escrow Agent on March 4, 2022.

(ii) At the Closing, Purchaser shall pay to Shareholders the Estimated Purchase Price of $12,800,000, as adjusted, in immediately available funds;

(iii)  $4,100,000, as adjusted, payable by the delivery of the Company’s common stock, the number of which will be calculated on the basis of a deemed price per common share equal to the 10-Day VWAP of the trading price of the Company’s common stock on the stock exchange upon which the Company’s common stock is listed, with the last day of the First Earnout Period (the date that is 12 months following the Closing Date) as the measurement date less a 15% discount, if actual Net Revenue is respect of the First Earnout Period is greater than or equal to the Target Net Revenue for the First Earnout Period; and

(iv)  $4,100,000, as adjusted, payable by the delivery of the Company’s common stock, the number of which will be calculated on the basis of a deemed price per common share equal to the 10-Day VWAP of the trading price of the Company’s common stock on the stock exchange upon which the Company’s common stock is listed, with the last day of the Second Earnout Period (the date that is 24 months following the Closing Date) as the measurement date less a 15% discount, if actual Net Revenue is respect of the Second Earnout Period is greater than or equal to the Target Net Revenue for the Second Earnout Period.

At September 30, 2022, the $156,902 Exclusivity Deposit has been paid and is included in Other Assets on the consolidated balance sheet. At September 30, 2022, this acquisition has not yet been finalized. As such, the effects of this acquisition, which is expected to be accounted for under ASC 805, Business Combinations, have not been included in the Company’s consolidated balance sheet or statement of operations as of and for the year ended September 30, 2022. The Company can provide no assurance that it will be successful in finalizing this acquisition.

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

The following table presents the carrying values of the assets and liabilities of the entity that is a VIE and consolidated by the Company at September 30, 2022.

September 30,
2022
Assets
Current assets
Inventory	$26,909
Total assets	$26,909

Liabilities
Current liabilities
Income tax payable	$13,221
Total liabilities	$13,221

The following table presents the operations (after intercompany eliminations) of the entity that is a VIE and consolidated by the Company for the year ended September 30, 2022.

Year ended September 30,
2022
Revenues, net	$109,667
Cost of revenue	59,997
Gross profit	49,670
Income tax expense	13,221
Net income	$36,449

Note 6 – Goodwill and Intangible Assets

Goodwill and identifiable intangible assets, including licenses, consist of the following as of September 30, 2022 and 2021:

	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Reclassified to Assets Held for Sale	Net
September 30, 2022
Finite lived intangible assets:
Trade names and trademarks	$8,570,848	$1,354,444	$105,118	$—	$7,111,286
Websites and other intellectual property	2,470,000	1,210,464	1,259,536	—	—
Franchise and consulting agreements	3,970,000	1,006,671	—	—	2,963,329
Total finite lived intangible assets	15,010,848	3,571,579	1,364,654	—	10,074,615
Indefinite lived intangible assets:
Licenses	8,370,853	—	—	6,703,981	1,666,872
Total intangible assets	$23,381,701	$3,571,579	$1,364,654	$6,703,981	$11,741,487

	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Reclassified to Assets Held for Sale	Net
September 30, 2021
Finite lived intangible assets:
Trade names and trademarks	$8,570,848	$497,356	$—	$—	$8,073,492
Customer relationships	290,000	290,000	—		—
Websites and other intellectual property	2,470,000	946,488	955,223	—	568,289
Franchise and consulting agreements	3,970,000	656,667	—	—	3,313,333
Total finite lived intangible assets	15,300,848	2,390,511	955,223	—	11,955,114
Indefinite lived intangible assets:
Licenses	6,703,981	—	—	—	6,703,981
Total intangible assets	$22,004,829	$2,390,511	$955,223	$—	$18,659,095

		Gross Carrying
	Gross Carrying	Amount
	Amount	Goodwill
	Goodwill	Impairment
Changes in goodwill:
Balance at September 30, 2021	$62,868,420	$4,803,604
Additional goodwill related to Oklahoma City dispensary acquisition	168,570	—
Balance at September 30, 2022	$63,036,990	$4,803,604

Future amortization is as follows for each of the next five years and thereafter:

	Weighted Average
	Remaining
	Amortization
	Period (Years)	2023	2024	2025	2026	2027	Thereafter	Total
Trade names and trademarks	8.5	$857,084	$857,084	$857,084	$857,084	$857,084	$2,825,866	$7,111,286
Franchise and consulting agreements	8.5	350,004	350,004	350,004	350,004	350,004	1,213,309	2,963,329

Total	7.1	$1,207,088	$1,207,088	$1,207,088	$1,207,088	$1,207,088	$4,039,175	$10,074,615

Amortization expense related to finite lived intangible assets was $1,471,068 and $1,006,019 for the years ended September 30, 2022 and 2021, respectively.

As of September 30, 2022, the cultivation and processing licenses from the state of Nevada have not been transferred to the Company as the transfer is awaiting regulatory approval. At September 30, 2022, the Company classified the carrying value of the licenses associated with the Nevada facility as assets held for sale. See Note 12.

During the year ended September 30, 2022, the Company impaired the entire remaining carrying value of its website, tradenames and trademarks and other intellectual property related to its acquisition of AZDP Holdings LLC at September 30, 2022. The impairment was recorded as the underlying use of the intangible assets has changed significantly during the year ended September 30, 2022. The impairment expense for the year ended September 30, 2022 was $409,431.

Note 7 – Property and Equipment, Net

The following represents a summary of our property and equipment as of September 30, 2022 and 2021:

	September 30,	September 30,
	2022	2021
Cultivation and manufacturing equipment	$612,137	$506,271
Computer equipment and software	270,795	266,427
Leasehold improvements	63,788	—
Buildings and improvements	2,811,340	2,785,781
	3,758,060	3,558,479
Accumulated Depreciation	(777,473)	(479,320)
	2,980,587	3,079,159
Land	3,455,563	380,584
Construction on progress	14,583,574	7,418,105
Property and Equipment, Net	$21,019,724	$10,877,848

During the year ended September 30, 2022, the Company completed the purchase of 44 acres of land from a related party for $3.0 million plus expenses. The land-owner is one of the original members of BSSD and a current employee of the Company.

Construction in progress relates to two capital projects ongoing during the years ended September 30, 2022 and 2021, including the expansion of the Arizona facility. Construction in progress also includes interest and fees on debt that is directly related to the financing of the Company’s capital projects. At September 30, 2022, the Company classified the construction in progress costs of the Nevada facility as assets held for sale. See Note 12.

Depreciation expense for the years ended September 30, 2022 and 2021 was $298,783 and $214,828, respectively.

Note 8 - Debt

Convertible Notes

		Maturity	Annual Interest	Balance at	Balance at	Conversion
	Effective Date	Date	Rate	September 30, 2022	September 30, 2021	Price
C-2	3/23/2020	9/23/2020	15%	1,100,000	1,100,000	See C-2
C-3	8/15/2011	8/15/2012	8%	20,000	20,000	0.50
C-5	3/19/2021	9/19/2021	10%	—	80,000	2.50
C-7	9/29/2021	1/1/2023	10%	275,000	250,000	0.35
C-8	9/29/2021	1/1/2023	10%	550,000	500,000	0.35
C-9	10/1/2021	1/1/2023	10%	825,000	—	0.35
C-10	10/29/2021	3/31/2023	15%	750,000	—	1.50
C-11	2/21/2022	8/31/2022	24%	230,000	—	1.10
				3,750,000	1,950,000
		Less: unamortized discounts		—	(672,606)
				$3,750,000	$1,277,394

(C-2) Convertible Viridis Note

On March 23, 2020 the Company borrowed proceeds from a related party, Viridis I9 Capital LLC (“Viridis”), in the amount of $1.1 million. The note is convertible at the lesser of a) $1.00 per share or, b) 20% discount to the ten day average closing price of the Company’s common stock, immediately prior to the conversion date. All principal and interest were due on the maturity date. At September 30, 2022 the Company was not in compliance with the terms of the Viridis note, however, subsequent to September 30, 2022, the default cure period was extended to March 1, 2023. The convertible Viridis note included a provision for the issuance of 5,000,000 warrants exercisable into the Company's common stock. The exercise price on the warrants is $0.75 and the warrants have a term of 5 years. At September 30, 2022, the if-converted value of Note C-2, at the market price of $0.40 per share, would be $1,853,839.

(C-3, C-5) Other Convertible Notes

The Company had two convertible notes outstanding under various provisions at September 30, 2021. Note C-3 did not include a beneficial conversion feature as the conversion price was at or in excess of the stock price on the issuance date. Note C-3 was converted into the Company’s common stock subsequent to September 30, 2022. Note C-5 was assumed in the OCG, Inc. transaction. See Note 4. Note C-5 included a conversion price that was less than the stock price on the issuance date. As such, a discount was recorded in the amount of $118,000. This discount was fully amortized at September 30, 2021. Note C-5 was fully repaid during the year ended September 30, 2022. At September 30, 2022, the if-converted value of Note C-3, at the market price of $0.40 per share, would be $27,964.

(C-7, C-8)

On September 29, 2021, the Company entered into two convertible note agreements. Up to fifty percent (50%) of the outstanding and unpaid principal amount was convertible into common stock. The notes included warrants to purchase a total of 825,000 shares of the Company’s common stock for $3 per share, with a 4 year term. Further, the Company issued 67,365 shares of common stock, valued at $112,500 as an inducement to the lenders to enter into the note agreements. The debt included a beneficial conversion feature after consideration of the relative fair values of the warrants and shares of common stock. The debt, shares of common stock and warrants were recorded at their relative fair values, along with the beneficial conversion feature. The resulting discount of $597,606 and an additional $75,000 discount related to a one-time interest charge of 10% of the original principal amount, was amortized to interest expense over the term of the debt. The one-time interest charge was accrued at September 30, 2022 and 2021. At September 30, 2022, the if-converted value of Notes C-7 and C-8, at the market price of $0.40 per share, was $314,286 and $628,572, respectively.

On September 30, 2022, the Company entered into an amendment for each of these notes. The amendments increased the outstanding principal amounts by 10%, extended the maturity date until January 1, 2023, reduced the conversion price of the notes to $0.35 and allowed the note holders to convert up to 100% of the outstanding and unpaid principal balance into common stock. Further, the Company’s Colorado Retail Marijuana License was pledged as security for the note. The Company issued 213,885 shares of common stock for C-8 and 825,000 additional warrants. The debt, shares of common stock and warrants were recorded at their relative fair values, along with the beneficial conversion feature and increase in principal balance. The resulting discounts for C-7 and C-8 of $217,592 and $515,218, respectively, were recorded to interest expense on the date of the amendment.

(C-9) Convertible Tysadco Note

On October 1, 2021, the Company entered into a convertible note agreement. Up to fifty percent (50%) of the outstanding and unpaid principal amount is convertible into common stock. The note included warrants to purchase a total of 825,000 shares of the Company’s common stock for $3 per share, with a 4 year term. Further, the Company issued 67,365 shares of common stock, valued at $112,500 as an inducement to the lender to enter into the note agreement. The debt included a beneficial conversion feature after consideration of the relative fair values of the warrants and shares of common stock. The debt, shares of common stock and warrants were recorded at their relative fair values, along with the beneficial conversion feature. The resulting discount of $597,606 and an additional $75,000 discount related to a one-time interest charge of 10% of the original principal amount, was amortized to interest expense over the term of the debt. The one-time interest charge was accrued at September 30, 2022 and 2021. At September 30, 2022, the if-converted value of Note C-9, at the market price of $0.40 per share, was $942,857.

On September 30, 2022, the Company entered into an amendment for the C-9 note. The amendments increased the outstanding principal amounts by 10%, extended the maturity date until January 1, 2023, reduced the conversion price of the notes to $0.35 and allowed the note holder to convert up to 100% of the outstanding and unpaid principal balance into common stock. Further, the Company’s Colorado Retail Marijuana License was pledged as security for the note. The Company issued 213,885 shares of common stock and 825,000 additional warrants. The debt, shares of common stock and warrants were recorded at their relative fair values, along with the beneficial conversion feature and increase in principal balance. The resulting discount of $735,595, was recorded to interest expense on the date of the amendment.

(C-10) Convertible Gaines Note

On October 29, 2021, the Company entered into a convertible note agreement. The outstanding and unpaid principal and accrued interest is convertible, in whole, into shares of the Company’s common stock. The notes included warrants to purchase a total of 750,000 shares of the Company’s common stock for $3 per share, with a 2 year term. Further, the Company issued 75,000 shares of common stock, valued at $116,250 as an inducement to the lender to enter into the note agreement. The debt included a beneficial conversion feature after consideration of the relative fair values of the warrants and shares of common stock. The debt, shares of common stock and warrants were recorded at their relative fair values, along with the beneficial conversion feature. The resulting discount of $561,272, which also included debt issuance costs of $44,582, is amortized to interest expense over the term of the debt. Effective September 30, 2022, this note was amended to extend the maturity date to March 31, 2023. As part of the amendment, the Company issued 300,000 shares of its common stock. The resulting discount of $120,000 was recorded to interest expense on the date of the amendment.

(C-11) Convertible Goldstein Note

On February 21, 2022, the Company entered into a convertible note agreement. The outstanding and unpaid principal and accrued interest is convertible, in whole, into shares of the Company’s common stock. The Company issued 25,000 shares of common stock, valued at $25,000 as an inducement to the lender to enter into the note agreement. The debt included a beneficial conversion feature after consideration of the relative fair value of the shares of common stock. The debt and shares of common stock were recorded at their relative fair values, along with the beneficial conversion feature. The resulting discount of $50,000 was amortized to interest expense over the term of the debt. At September 30, 2022, Note C-11 was in default and the Company is working with the lenders to cure the default. As a result of the default, the Company is accruing an additional $2,500 of monthly default interest and has issued 25,000 shares to the holder. These shares were valued on the date of default at $15,500 and recorded to interest expense.

The future minimum payments of the Company’s convertible debt obligations as of September 30, 2022 are as follows.

Year ended
September 30,	Amount
2023	$3,750,000
$3,750,000

Notes Payable

		Maturity	Annual Interest	Balance at	Balance at
	Effective Date	Date	Rate	September 30, 2022	September 30, 2021	Secured by
f	5/1/2020	11/1/2023	10%	1,386,370	1,386,370	2nd DOT AZ property
h	5/1/2020	5/1/2023	15%	283,666	283,666	N/A
i	2/14/2020	10/14/2022	2%	—	312,500	Secured by licenses
l	8/18/2021	1/25/2023	36%	1,823,405	2,162,590	Future revenues; shares of Company stock
n	12/20/2020	12/20/2021	9%	—	13,148	Secured by vehicles
o	3/19/2021	4/1/2024	10%	637,114	816,582	N/A
p	2/1/2021	6/30/2022	15%	220,590	520,590	N/A
q	8/6/2021	2/6/2023	16%	13,500,000	13,500,000	1st AZ property and other personal property
r	8/6/2021	2/6/2023	16%	5,500,000	5,500,000	1st NV property and other personal property
s	9/30/2021	12/31/2021	18%	500,000	500,000	Restricted common stock
t	3/19/2021	7/19/2022	18%	—	500,000	N/A
u	2/22/2022	2/28/2023	36%	548,082	—	Future revenues
w	3/4/2022	On demand	15%	5,253,256	—
x	3/10/2022	3/10/2023	20%	250,000	—	N/A
y	3/2/2022	8/1/2023	5%	165,388	—	N/A
z	7/20/2022	4/30/2023	36%	426,558	—	Future revenues
				30,494,429	25,495,446
	Less: liabilities related to assets held for sale			(5,500,000)	—
		Less: unamortized discounts		(1,853,686)	(6,002,045)
				$23,140,743	$19,493,401

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

On May 1, 2020, under a troubled debt restructuring, the Company renegotiated the $1,200,000 note payable. As part of the restructuring, the Company issued 1,555,556 warrants exercisable into the Company's common stock. The warrants have an exercise price of $1.00 and a term of 5 years. Accrued interest in the amount of $186,370 was added to the principal balance of the note, making the total principal $1,386,370. Interest only payments of $11,553 shall be paid monthly until November 1, 2020 at which time monthly principal and interest payments of $28,144 are required for 36 months, with a balloon payment of all outstanding principal and interest due upon the note's maturity. The note also entitles Viridis to a gross revenue participation of the Arizona Operations equal to 1% of the gross sales (up to $20,000 monthly) upon the maturity of the note and for the subsequent 5 year period. The debt and warrants were recorded at their relative fair values. The resulting discount is amortized to interest expense over the term of the debt. At September 30, 2022 the Company was not in compliance with the terms of the Viridis AZ note, however, subsequent to September 30, 2022, the default cure period was extended to March 1, 2023.

In August 2021, the Viridis AZ and Viridis NV debt was modified to subordinate these notes to the Pelorus Notes (see (q,r) below). As part of this modification, 2.0 million warrants were granted to Viridis. This modification has been accounted for as an extinguishment of the debt. As a result, the Company expensed the remaining unamortized discount of $393,917 and recognized the remaining $53,113 of unamortized gain on forgiven accrued interest as additional paid-in capital on the Viridis AZ debt. The 2.0 million warrants were allocated to the accrued interest outstanding on the Viridis NV debt at the payoff date (see (g) below) and then to the Viridis AZ and Viridis NV debt based on the amount of each debt outstanding at the time the warrants were granted at the relative fair value. A debt discount of $715,853 was recorded related to the Viridis AZ debt and will be amortized over the remaining term of the debt.

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

In August 2021, the Viridis AZ and Viridis NV debts were modified to subordinate these notes to the Pelorus Notes (see (q,r) below). As part of this modification, it is anticipated that 2.0 million warrants were granted to Viridis. As of the date of these consolidated financial statements, the terms of this modification have not been finalized. Based on the expected modification terms, this modification was accounted for as an extinguishment of the debt. As a result, the Company expensed the remaining unamortized discount of $463,706 and recognized the remaining $159,159 of unamortized gain on forgiven accrued interest as additional paid-in capital on the Viridis NV debt. The 2.0 million warrants were allocated the accrued interest outstanding on the Viridis NV debt at the payoff date in the amount of $269,286 and then to the Viridis AZ and Viridis NV debt based on the amount of each debt outstanding at the time the warrants were granted at the relative fair value. As such, a debt discount of $807,637 was recorded related to the Viridis NV debt. Proceeds from the Pelorus Notes were used to repay the Viridis NV debt in full during the year ended September 30, 2021 and the debt discount of $807,637 was fully recognized to interest expense at that time.

(h) Viridis (unsecured)

The Company's subsidiary, BSSD Group, LLC borrowed $269,000 from Viridis, a related party, in December 2019. This note bears annualized interest at 15%. On May 1, 2020, under a troubled debt restructuring, the Company renegotiated the $269,000 note payable. Accrued interest in the amount of $14,666 was added to the principal balance of the note, making the total principal $283,666. As part of the restructuring, the Company issued 400,000 warrants exercisable into the Company's common stock. The warrants have an exercise price of $.05 and a term of 5 years. Payments of principal and interest in the amount of $9,833 are due monthly, with a balloon payment of all outstanding principal and interest is due upon the note's maturity. The debt and warrants were recorded at their relative fair values. The resulting discount is amortized to interest expense over the term of the debt. At September 30, 2022 the Company was not in compliance with the terms of this note, however, subsequent to September 30, 2022, the default cure period was extended to March 1, 2023.

(i) Strive Note

The Company entered into a note payable with the Strive Management sellers in February 2020. The $1,000,000 note had a term of two years starting September 30, 2020 and bears interest at 2% per year. A principal payment in the amount of $500,000 was due on the earlier of October 10, 2020 or three months following the date on which each provisional certificate becomes a final certificate. The remaining balance was to be paid in quarterly installments of $62,500 plus accrued interest. Due to the low stated interest rate on the note, management imputed additional interest on the note. During the year ended September 30, 2022, this note was repaid in full.

(l) Upwise Capital

In August 2021, the Company executed on a short-term financing arrangement. The proceeds of $2.4 million are being utilized to further expand the production capabilities of the operations in Arizona and to complete the Nevada facility. Payments of $64,762 were due weekly until $3.264 million was repaid. This results in an effective interest rate of 36%.

On January 26, 2022, the Company executed a second short-term financing arrangement. The proceeds of $2.5 million were used to repay the first short-term financing arrangement, discussed above, in the amount of approximately $1.839 million, and the remainder of the proceeds were used for working capital purposes. Payments of $66,468 were due weekly until $3.35 million had been repaid. This resulted in an effective interest rate of 36%. The repayment of the first short-term financing was accounted for as an extinguishment. As such, all previously unamortized discount in the amount of $46,588 and imputed interest in the amount of $483,840 was capitalized to construction in progress during January 2022. Fees paid for the second short-term financing arrangement in the amount of $91,000 have been recorded as a discount and will be amortized to interest expense over the term of the arrangement.

On July 22, 2022, the Company executed a third short-term financing arrangement with Upwise Capital. The proceeds of approximately $1.954 million were used to repay the second short-term financing arrangement discussed above and the Upwise Capital 2 financing arrangement (see (v)). Payments of $51,552 are due weekly until approximately $2.598 million has been repaid. This results in an effective interest rate of 33%. The repayment of the second short-term financing was accounted for as an extinguishment. At July 22, 2022 there was an unamortized discount in the amount of $52,358 and imputed interest in the amount of $251,927. Of this $304,285 balance, $52,358 was recorded to interest expense, $122,148 was recorded to loss on extinguishment of debt and $129,779 was capitalized to construction in progress during July 2022.

(n) Automotive Debt

In December 2020, the Company's subsidiary, BSSD Group, financed the purchase of vehicles for use in operations. The initial principal balance of the note was $50,914. Principal and interest payments of $4,450 were due monthly. This debt was repaid during the year ended September 30, 2022.

(o) OCG Officers Debt

As part of the OCG transaction in March 2021, the Company assumed the debt that OCG, Inc. owed to its officers. Principal and interest payments are due monthly with a balloon payment of all outstanding principal and interest due at maturity.

(p) Stockbridge Amended Debt

In February 2021, the Company and Stockbridge Enterprises, a related party, under a troubled debt restructuring, agreed to restructure and settle its outstanding notes. The total outstanding balance of $1,660,590, including accrued interest, were to be repaid under a new promissory note, calling for a down payment of $300,000 (paid at time of signing), $120,000 monthly payments for 11 months with the remaining balance of $40,590 payable on February 1, 2022. This agreement was amended to extend the maturity date to March 31, 2022 and starting with the October 1, 2021 payment, the loan payments are interest only at an interest rate of 15% per annum until January 25, 2022. Principal payments in the amount of $50,000 are due on January 25, 2022, February 15, 2022 and March 15, 2022, with a final payment of the remaining principal and accrued interest due on March 31, 2022. Upon closing of an equity raise of at least $750,000, the Company will repay the outstanding balance plus any accrued interest immediately. As part of the amendment, the Company issued 164,744 warrants to purchase the Company’s common stock. The warrants have a two-year period and an exercise price of $1.00. The resulting discount of $58,352 was fully amortized to interest expense during the year ended September 30, 2022.

Effective March 31, 2022, the debt was amended to extend the maturity date to June 30, 2022, interest payments are due on April 1, May 1 and June 1, 2022. Principal payments in the amount of $50,000 are due on April 15, May 15 and June 15, 2022 and a final balloon payment of outstanding principal and interest in the amount of $223,972 is due on June 30, 2022. At September 30, 2022, this note was in default, however, the Company and lender have agreed to the terms of an extension in principle, which calls for monthly payments and a final maturity date in December 2023.

(q, r) Pelorus Notes

The Company entered into two notes payable with Pelorus Fund REIT, LLC in August 2021. The total $19,000,000 borrowing has a term of 18 months. Interest only payments in the amount of $253,333 are due monthly and all outstanding principal and interest are due on the maturity date. Upon payment in full of these notes, an exit fee of 1% of the then outstanding balance is payable to the lender. The Company has accrued this success fee and it is amortized to interest expense over the term of the notes. The notes included warrants to purchase a total of 2,850,000 shares of the Company’s common stock for $1.75 per share, with a 3.5 year term. The debt and warrants were recorded at their relative fair values. The resulting discount is amortized to interest expense over the term of the debt. The Pelorus notes are currently in default and the Company is working with the lenders to cure the default.

(s) Viridis $500,000

On September 30, 2021, the Company borrowed $500,000 from Viridis Group I9 Capital LLC, a related party. The proceeds of the debt were used to make a payment on the outstanding unpaid payroll tax liability. The debt and warrants were recorded at their relative fair values. The resulting discount in the amount of $284,534 is amortized to interest expense over the term of the debt. As of September 30, 2022, the terms of this debt had not been finalized. Subsequent to September 30, 2022, this debt was combined with other Viridis outstanding debt and related accrued interest into one Unsecured Promissory Note. See Note 16.

(t) Chessler note

Prior to the acquisition, OCG entered into a settlement agreement with its former landlord, which included a note agreement for $500,000. During March 2022, this note agreement was modified to extend the maturity date to July 19, 2022 and add an interest rate of 18% per annum. The modified note also calls for principal payments of $75,000 on the effective date of the note, $75,000 on April 10, 2022, $100,000 on May 22, 2022 and $250,000 at maturity, plus accrued and unpaid interest. The note was repaid during the year ended September 30, 2022.

(u) Lendspark

In February 2022, the Company executed on a short-term financing arrangement for proceeds of $750,000. Payments of $20,400 were due weekly until approximately $1.02 million was repaid. This results in an effective interest rate of approximately 36%. Fees in the amount of $48,765 have been recorded as a discount and are being amortized to interest expense over the term of the arrangement.

On July 22, 2022, the Company entered into a second short-term financing arrangement with Lendspark. The proceeds of $0.65 million were used to repay the previous Lendspark short-term financing in the amount of $0.591 million, and the remainder of the proceeds, approximately $0.05 million was used for working capital purposes. Payments of $17,680 are due weekly until $0.884 million has been repaid. This results in an effective interest rate of 36%. Fees in the amount of $6,500 have been recorded as a discount and are being amortized to interest expense over the term of the arrangement. See Note 16.

(v) Upwise Capital 2

In February 2022, the Company executed on a short-term financing arrangement with Upwise Capital for proceeds of $250,000. Payments of $6,746 were due weekly until $340,000 is repaid. This results in an effective interest rate of approximately 36%. Fees in the amount of $16,255 have been recorded as a discount and are being amortized to interest expense over the term of the arrangement. During July 2022, this note was repaid in full. See (l) above.

(w) Viridis working capital loans

During the year ended September 30, 2022, the Company received several short-term working capital loans from Viridis, a related party, in the amount of $5,253,256. The terms of these short-term loans were still being determined at September 30, 2022, however, an interest rate of 15% has been estimated. Subsequent to September 30, 2022, these short-term working capital loans were combined with other Viridis outstanding debt and related accrued interest into one Unsecured Promissory Note. See Note 16.

(x) Non-convertible Gaines Note

On March 10, 2022, the Company entered into a short-term promissory note for $250,000. The short-term promissory note was due and payable in monthly payments of interest only, with all principal and any accrued and unpaid interest due at maturity. Effective September 30, 2022, this note was amended to extend the maturity date to March 31, 2023. As part of the amendment, the Company issued 100,000 shares of its common stock. The resulting discount of $40,000 was recorded to interest expense on the date of the amendment.

(y) Nebrina Adams County Note

Effective with the close of the Adams County acquisition (see Note 4), the Company entered into a note for $200,000 with the seller as part of the purchase price. The note is payable in six installments on the last day of each three-month period following the Closing Date. At September 30, 2022, this note was in default.

(z) Capybara Capital

In July 2022, the Company entered into short-term financing arrangement with Capybara Capital. The proceeds of $0.5 million were used for working capital purposes. Payments of $18,889 are due weekly until $0.68 million has been repaid. This results in an effective interest rate of 36%. Fees in the amount of $20,000 have been recorded as a discount and are being amortized to interest expense over the term of the arrangement.

The unamortized discount will be amortized through November 2023. The future minimum payments of the Company’s notes payable obligations as of September 30, 2022 are as follows.

Year ended
September 30,	Amount
2023	$23,667,224
2024	7,585,422
31,252,646
Less: liabilities related to assets held for sale	(5,500,000)
Less: unamortized discount	(1,853,686)
Less: imputed interest	(758,217)
23,140,743
Less: current portion	(15,924,033)
$7,216,710

A summary of interest expense for the years ended September 30, 2022 and 2021 is as follows.

	Year ended September 30,
	2022	2021
Amortization of debt discounts	$7,556,736	$3,891,260
Stated interest paid or accrued	6,232,474	2,192,686
Finance charges and other interest	39,741	35,449
	13,828,951	6,119,395
Less: interest capitalized to construction in progress	(7,414,421)	(824,046)
	$6,414,530	$5,295,349

Note 9 - Concentrations

For the years ended September 30, 2022 and 2021, substantially all of the Company's cultivation revenue was generated from a single customer. Given the agreement with the license holder, although the Company’s products are distributed to numerous dispensaries throughout Arizona, all sales are made through the license holder. The Company's wholly owned subsidiary provides cannabis products to this customer under a three-year Cultivation Management Services Agreement that commenced on April 1, 2020. Provisions of the agreement require 30-day written notice to terminate except for the following circumstances, in which case the agreement is cancellable with no notice: (i) uncured default; (ii) gross negligence, intentional, or willful misconduct by either party; (iii) federal or state enforcement action against either party; (iv) any change or revocation of state or local law that has the effect of prohibiting the legal operation of the Cultivation Facility; (v) the dispensary license renewal is not approved; (vi) the dispensary fails to maintain its dispensary license in good standing with the regulators resulting in the revocation of the dispensary license. One of our license holder’s customers that the Company’s products are distributed to accounts for 36% of our cultivation revenue for the year ended September 30, 2022. Should our products no longer be distributed to this customer of our license holder, it would have a material adverse effect on our operations.

Note 10 - Commitments and Contingencies

The production and possession of cannabis is prohibited on a national level by the Controlled Substances Act, though the state of Arizona allows these activities to be performed at licensed facilities such as BSSD. If the federal government decides to change its policy on the enforcement of the Controlled Substances Act, it could have a material adverse effect on our business.

The Company entered into a 60 month lease with VGI Citadel LLC, a related party, to rent office space for its corporate headquarters which began in June 2019. The monthly lease payments were $6,478 for the first twelve months and include all utilities and an estimated amount for common area maintenance and real estate taxes. The monthly lease payments increase to $6,653, $6,828, $7,003, and $7,178 for years two through five, respectively. Rent expense for the years ended September 30, 2022 and 2021 on this lease was $85,371 and $43,934, respectively. Interest was imputed using a discount rate of 20%. The lease does not include renewal options. See Note 16.

In February 2022, the Company assumed a lease to rent approximately 3,100 square feet of retail space in Oklahoma City, Oklahoma as part of the Oklahoma City acquisition disclosed in Note 4. The lease calls for base rent payments of $21 per square foot ($5,483), plus a prorated share of taxes, insurance and common area maintenance expenses, per month and increasing each year by 3% through the end of the lease term on February 28, 2029. The lease may be extended for two additional 5 year periods. Rent expense for the years ended September 30, 2022 and 2021 on this lease was $57,678 and $0. Interest was imputed using a discount rate of 18%.

In March 2022, the Company assumed a lease to rent approximately 2,650 square feet of retail space in Adams County, Colorado as part of the Adams County acquisition disclosed in Note 4. The lease calls for base rent payments of $15,450, plus a prorated share of operating costs of the building, per month and escalate each year to $15,913 in the final year which ends on February 1, 2024. The lease may be extended for one additional 3 year period. Rent expense for the years ended September 30, 2022 and 2021 on this lease was $119,353 and $0, respectively. Interest was imputed using a discount rate of 18%.

In September 2021, the Company signed a seven-year lease to rent approximately 3,000 square feet of retail space in Biddeford, Maine. The lease calls for base rent payments of $6,604, plus taxes and operating expenses, per month for the first year and escalate each year to $7,886 per month in year seven. The lease may be extended for two terms of 5 years each. The commencement of this lease is contingent upon the issuance and receipt of a license and city approval. The agreement will terminate if the contingency is not met. At September 30, 2022, the contingency has not been met, however, control over the use of the leased premises has been received by the Company. As such, the Company has recorded the right of use asset and liability to the consolidated balance sheet. Rent expense for the years ended September 30, 2022 and 2021 on this lease was $56,769 and $0, respectively. Interest was imputed using a discount rate of 18%.

The future lease payments are as follows.

Year ended
September 30,	Amount
2023	$423,736
2024	291,858
2025	159,512
2026	164,297
2027	169,226
Thereafter	223,795
1,432,424
Less: imputed interest	(478,099)
954,325
Less: current portion:	(271,573)
$682,752

In October 2021, the Company entered into a commercial lease agreement to rent 12,000 square feet located in Denver, Colorado. The lease has a term of five years with escalating monthly base rent beginning at $6,354 and escalating each year to $7,295 in year five. Commencement of the lease is contingent upon the Company receiving an approved retail license within 120 days from October 22, 2021. The agreement will terminate if the contingency is not met. As of September 30, 2022, the contingency has not been met and the Company is currently considering its options in regards to this agreement. Rent expense for the years ended September 30, 2022 and 2021 on this lease was $52,656 and $0, respectively. The future minimum rental payments under this lease have not been included in the Company’s right of use asset and liability at September 30, 2022 or the future lease payments schedule above.

As of September 30, 2022 and 2021, the Company has accrued unpaid payroll taxes and estimated penalties and interest of approximately $1,450,000 and $2,400,000, respectively, and is included in accrued payroll and payroll taxes in the accompanying consolidated balance sheets. The Company has agreed to make monthly payments of $94,278, beginning March 1, 2022, to pay this liability, however, the Company has not made a monthly payment since July 1, 2022. Further, during the year ended September 30, 2022, the Company received approximately $294,000 of Employee Retention Credits ("ERCs") that were used to reduce the unpaid payroll tax liability. The Company is anticipating that it will receive an additional approximately $953,000 of ERCs that will also be used to reduce the unpaid payroll tax liability.

There are no material pending legal proceedings, outside of the ordinary course of business, in which the Company or any of its subsidiaries is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of its voting securities, or security holder is a party adverse to us or has a material interest adverse to the Company.

Note 11 - Related Party Transactions

As discussed in Note 7, the Company completed the purchase of 44 acres of land from a related party for $3.0 million plus expenses. The land-owner is one of the original members of BSSD and a current non-executive employee of the Company.

As discussed in Note 8, the Company has entered into various loan agreements with Viridis or its related entities. One member of Viridis serves on the Company’s board of directors and another member of Viridis served on the Company’s board of directors and as the Company’s Chief Executive Officer until November 23, 2022.

As discussed in Note 8, the Company has a loan agreement with Stockbridge Enterprises as of September 30, 2021. Stockbridge Enterprises holds more than 5% of the Company’s common stock.

As discussed in Note 8, as part of the OCG transaction in March 2021, the Company assumed the debt that OCG, Inc. owed to its officers. One of these officers is a director and officer of the Company. This officer’s note has a maturity date of April 1, 2024 and an interest rate of 10% per annum. Principal and interest payments are due monthly with a balloon payment of all outstanding principal and interest due at maturity. This officer’s note had a principal balance of $338,621 and accrued interest of $6,102 at September 30, 2022. See Note 16.

As discussed in Note 10, the Company has a lease agreement with VGI Capital LLC. One member of VGI Capital LLC serves on the Company’s board of directors and another member of VGI Capital LLC served on the Company’s board of directors and served as the Company’s Chief Executive Officer until November 23, 2022.

During the year-ended September 30, 2021, the Company exchanged 25,000 shares of common stock, valued at $31,250, for the purchase of certain equipment from two related parties. These related parties are owned by a member of Viridis and his sibling.

During the years ended September 30, 2022 and 2021, the Company purchased cultivation supplies from a related party in the amount of $31,708 and $48,751, respectively. This related party is owned by the father of a stockholder that holds more than 5% of the Company’s common stock.

During the years ended September 30, 2022 and 2021, the Company incurred amounts due to a related party for expenses that the related party paid on the Company’s behalf. These expenses included property taxes, utilities, legal expenses and interest on farm purchases. The amounts incurred during the years ended September 30, 2022 and 2021 were $43,656 and $30,381, respectively. This related party is owned by the father of a stockholder that holds more than 5% of the Company’s common stock.

Included in our accounts payable at September 30, 2022 and 2021 is approximately $242,826, and $138,000, respectively in amounts due to related parties.

Note 12 – Assets Held for Sale

During the year ended September 30, 2022, as a result of a shift in the Company’s business plan, the Company approved a plan to sell its newly constructed Nevada facility and the related cannabis licenses. The Company controls these cannabis licenses through the Asset and Equity Purchase and Contribution Agreement dated February 14, 2020. This sale is expected to occur in the next 12 months. The assets held for sale are recorded at fair value less cost to sell. Fair value was determined based on the value included in the current letter of intent. This resulted in the Company recording a valuation allowance on these assets in the amount of $9,535,593. The following assets and liability are included under “Corporate” in Note 15.

Assets held for sale
Construction in progress - land and building	$9,646,612
Licenses	6,703,981
16,350,593
Valuation allowance	(9,535,593)
$6,815,000

Liabilities related to assets held for sale
Debt	$5,500,000

Note 13 - Stockholders' Equity

Unit Offering

During the year ended September 30, 2022, the Company began offering up to 28,000,000 units of the Company for $1.40 per Unit on a “best-efforts/no minimum” basis pursuant to Regulation A of Section 3(6) of the Securities Act of 1933, as amended, for Tier 2 offerings. Each Unit is comprised of one share of common stock and one-half of one warrant to purchase a share of common stock. Only whole warrants are exercisable. Each whole warrant entitles the holder to purchase one share of common stock for $2.00 per share, subject to certain adjustments, from the date of issuance until the second anniversary of the date of issuance and is redeemable by the Company under certain conditions. Effective May 4, 2022, the Company repriced the offering to $1.12 per Unit and the exercise price of the warrant was reduced to $1.75 per share. In October 2022, the Company ended this unit offering. The Company has incurred approximately $672,000 in fees related to this offering. Upon termination of the unit offering, approximately $558,000 of these fees were netted against the proceeds received in the offering and approximately $114,000 were expensed in the statement of operations.

Warrants

The following table summarizes the Company’s warrant activity for the years ended September 30, 2022 and 2021:

	Common Shares Issuable Upon Exercise of Warrants	Weighted Average Exercise Price	Weighted Average Contractual Term in Years	Aggregate Intrinsic Value
Balance of warrants at September 30, 2020	16,500,000	$0.81	4.8	$11,345,000

Warrants granted	31,095,000	2.70	3.2
Exercised	(1,500,000)	1.12	—

Balance of warrants at September 30, 2021	46,095,000	2.08	3.9	14,243,000

Warrants granted	3,775,537	1.70	3.1
Exercised	—	—	—
Forfeited/Cancelled	—	—	—

Balance of warrants at September 30, 2022	49,870,537	$2.05	3.7	$315,000

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company’s common stock as of September 30, 2022, for those awards that have an exercise price currently below the closing price as of September 30, 2022. Awards with an exercise price above the closing prices as of September 30, 2022 are considered to have no intrinsic value.

The warrants exercised during the year ended September 30, 2021, were exercised utilizing the cashless exercise provisions contained in the warrant agreements.

The Company estimates the fair value of warrants issued using the Black-Scholes option-pricing model. The following range of assumptions were used during the years ended September 30, 2022 and 2021, excluding the 23,560,000 warrants issued in the acquisition of OCG, Inc., which were determined by a third party valuation (see Note 4) and excluding the 234,793 whole warrants issued as part of the Company’s unit offering.

	Year ended September 30,
	2022	2021
Expected stock price volatility	92% - 132%	130% - 141%
Risk-free interest rate	0.10% - 4.05%	0.16% - 0.40%
Expected term (years)	1.0 - 3.50	1.5 - 2.5
Expected dividend yield	0%	0%
Black-scholes value	$0.89 - $1.57	$0.89 - $2.24

Stock Options

On June 21, 2019, our shareholders voted to approve the 2019 Equity Incentive Plan (the “2019 Plan”). Pursuant to the 2019 Plan, the maximum aggregate number of Shares available under the Plan through awards is the lesser of: (i) 6,000,000 shares, increased each anniversary date of the adoption of the plan by 2 percent of the then-outstanding shares, or (b) 10,000,000 shares. We have 2,752,985 shares available for issuance under the 2019 Plan. The maximum contractual term of the award is 10 years. The vesting period for options outstanding at September 30, 2022 ranges from zero to three years.

The following table summarizes the Company’s stock option activity for the years ended September 30, 2022 and 2021:

	Common Shares Issuable Upon Exercise of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (1)
Balance of Options at September 30, 2020	3,211,709	$1.26	9.2	$1,837,532

Options granted	2,113,235	1.32	9.8	572,934
Exercised	(35,625)	0.87	8.8	25,650
Forfeited/Cancelled	(72,004)	5.92	—

Balance of Options at September 30, 2021	5,217,315	1.23	8.9	2,633,375

Options granted	3,594,032	0.87	8.8	7,800
Exercised	(41,104)	0.87	8.3	19,730
Forfeited/Cancelled	(175,438)	1.01	—	—

Balance of Options at September 30, 2022	8,594,805	$1.08	8.3	$33,162

Exercisable at September 30, 2021	2,213,258	$1.28	8.1	$1,414,434
Unvested at September 30, 2021	3,004,057	$1.18

Exercisable at September 30, 2022	4,390,815	$1.24	7.6	$26,822
Unvested at September 30, 2022	4,203,990	$0.91

	Number of Options	Weighted Average Grant Date Fair Value
Unvested at September 30, 2021	3,004,057	$1.18
Unvested at September 30, 2022	4,203,990	$0.85
Granted during the year ended September 30, 2021	2,113,235	$1.66
Granted during the year ended September 30, 2022	3,594,032	$0.79
Vested during the year ended September 30, 2022	2,319,889	$1.18
Forfeited during year ended September 30, 2022	175,438	$1.63

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company’s common stock as of September 30, 2022, for those awards that have an exercise price currently below the closing price as of September 30, 2022. Awards with an exercise price above the closing prices as of September 30, 2022 are considered to have no intrinsic value.

The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model. The following range of assumptions were used during the years ended September 30, 2022 and 2021.

	Year ended September 30,
	2022	2021
Expected stock price volatility	126% - 176%	161% - 174%
Risk-free interest rate	0.68% - 3.25%	0.5% - 1.1%
Expected term (years)	2.75 - 6.5	5.25 - 6.5
Expected dividend yield	0%	0%
Black-scholes value	$0.51 - $3.01	$1.39 - $3.27

During the year ended September 30, 2022, the Company did not receive proceeds for the exercise of 41,104 stock options due to cashless exercise provisions contained in the respective agreements. During the year ended September 30, 2022, the Company recognized compensation expense of $2,998,110. At September 30, 2022, there was $3,055,452 of total unrecognized compensation cost. This unrecognized cost is expected to be recognized over the weighted average vesting period of 1.1 years.

During the year ended September 30, 2021, the Company received $30,994 for the exercise of 35,625 stock options. During the year ended September 30, 2021, the Company recognized compensation expense of $1,715,424.

Note 14 – Income Taxes

The income tax provision reflected in the consolidated statements of operations for the years ended September 30, 2022 and 2021 consist of the following:

	Years ending September 30,
	2022	2021

Current expense	$13,221	$—
Deferred benefit	(7,106,000)	(2,277,000)
Change in valuation allowance	7,106,000	2,277,000
Net income tax benefit	$13,221	$—

The following table summarizes the effects of the significant differences between the U.S. federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for the years ended September 30, 2022 and 2021:

	Years ending September 30,
	2022	2021

Federal statutory rates	$(6,529,717)	$(2,290,000)
State income taxes	(1,523,062)	(534,000)
Permanent differences and other	960,000	547,000
Change in valuation allowance	7,106,000	2,277,000
Effective rate	$13,221	$—

The components of net deferred taxes are as follows:

	2022	2021

Charitable contribution carryforward	$2,000	$—
Allowance for doubtful accounts	253,000	254,000
Stock based compensation	1,933,000	976,000
Interest expense	3,848,000	2,939,000
Impairment expense	132,000	26,000
Loss on assets held for sale	2,470,000	—
Depreciation and amortization expense	(923,000)	333,000
Other	(19,000)	(2,000)
Net operating loss carryforwards	9,267,000	5,331,000
Total net deferred tax assets	16,963,000	9,857,000
Valuation allowance	(16,963,000)	(9,857,000)
	$—	$—

The Company has net operating loss carryforwards on its Federal and State income tax filings of approximately $30,588,000 and $30,625,000, respectively at September 30, 2022. The Company is subject to limitations existing under Internal Revenue Code Section 382 relating to the availability of the net operating losses. Such limitation of the net operating losses may have occurred, which we have not fully analyzed at this time as we have fully reserved the net deferred tax asset. However, given the equity issuances during the years ended September 30, 2022 and prior, it is likely that a section 382 limitation has been incurred. The Company’s federal and state NOLs expire as follows:

September 30,	Federal	State
2029	$899,000	$—
2030	2,956,000	—
2031	3,023,000	—
2032	1,629,000	—
2033	3,960,000	2,671,000
2034	1,380,000	1,380,000
2035	2,423,000	2,423,000
2036	1,502,000	1,502,000
2038	—	330,000
2039	—	2,164,000
2040	—	3,477,000
2041	—	3,132,000
2042	—	13,546,000
Indefinitely	12,816,000	—

Note 15 – Segment Information

The Company has identified two segments: the cultivation, production and sale of cannabis products (Cultivation) and the sales of Unity Rd. franchises to dispensaries (Franchising). The following table presents segment information for the years ended September 30, 2022 and 2021. The Company acquired the Franchising segment at the closing of the acquisition of OCG, Inc. effective March 19, 2021. The Company’s dispensary operations are included under the Corporate heading below as they are not yet a separate segment.

	Cultivation	Franchising	Corporate	Total
Year ended September 30, 2022
Revenues from external customers	$21,223,689	$395,713	$137,595	$21,756,997
Operating income (loss)	3,957,361	(7,119,848)	(19,902,747)	(23,065,234)
Interest expense	1,098,315	98,118	5,218,097	6,414,530
Depreciation and amortization	12,138	1,201,088	393,625	1,769,851
Additions to property, equipment and construction in progress	25,623	—	10,425,877	10,451,500

At September 30, 2022
Property, equipment and construction in progress, net	$393,695	$18,987	$20,607,042	$21,019,724
Total assets (after intercompany eliminations)	3,389,729	67,561,708	39,810,182	110,761,619

Year ended September 30, 2021
Revenues from external customers	$21,757,620	$175,099	$4,508	$21,937,227
Operating income (loss)	6,357,231	(2,040,712)	(9,917,782)	(5,601,263)
Interest expense	393,909	261,650	4,639,790	5,295,349
Depreciation and amortization	142,854	647,471	430,522	1,220,847
Additions to property, equipment and construction in progress	832,740	—	3,009,627	3,842,367

At September 30, 2021
Property, equipment and construction in progress, net	$795,164	$30,071	$10,049,613	$10,874,848
Total assets (after intercompany eliminations)	8,887,490	68,543,520	39,378,123	116,809,133

Note 16 - Subsequent Events

Subsequent to September 30, 2022 the following events have occurred.

On October 24, 2022, the Company entered into a Secured Convertible Promissory Note in the amount of $250,000, which is payable at maturity on October 24, 2024. Interest on the note is 15% per annum and is payable quarterly. The outstanding principal and any accrued interest is convertible into shares of the Company’s common stock at $0.31 per share. The Company issued 75,000 shares of its common stock to the lender.

On October 26, 2022, the Company entered into a Secured Short Term Promissory Note with Viridis Group I9 Capital LLC, a related party, in the amount of $500,000. The note was due on November 16, 2022 and carried an interest rate of $1.94 per day per $1,000 outstanding. In addition, the note required a principal payment of $150,000 on November 4, 2022. The Secured Short Term Promissory Note is currently in default and the Company is working with the lender to cure the default.

On October 28, 2022, the Company entered into a Secured Short Term Promissory Note in the amount of $2.0 million. Principal and interest in the amount of $2.35 million is due at maturity on January 31, 2023. The Company issued 650,000 shares of its common stock to the lender.

On November 2, 2022, the Company entered into a short-term financing arrangement with Lendspark. The Company received proceeds of $750,000. Payments of $1,720 are paid daily for the first three months and then payments of $19,658 are paid daily until a total of $862,500 has been repaid.

On November 2, 2022, the Company entered into a third short-term financing arrangement with Lendspark. The proceeds of $0.58 million were used to repay the previous Lendspark short-term financing (see (u) in Note 8). Payments of $7,967 are due weekly until $0.725 million has been repaid. This results in an effective interest rate of 25%. Fees in the amount of $12,000 have been recorded as a discount and are being amortized to interest expense over the term of the arrangement.

On November 2, 2022, the note payable of an officer and director of the Company was converted at $0.25 per share into 1,158,318 shares of the Company’s common stock.

On November 3, 2022, the Company entered into a short-term promissory note in the amount of $500,000. This promissory note includes an interest rate of $20% per annum and matures on May 3, 2023. Interest only payments are due monthly and all principal and any unpaid interest are due at maturity. The Company issued 300,000 shares of its common stock to the lender.

On November 23, 2022, the terms of 2.3 million warrants owned by our current chief executive officer were amended. The amendment included reducing the exercise price of the warrants from $3.00 per share to $.50 per share and extending the term by four months.

Effective December 1, 2022, the Company entered into an Unsecured Promissory Note with Viridis Group Holdings, LLC, a related party. The purpose of the Unsecured Promissory Note was to agree upon the terms for the short term loans that this related party had previously provided to the Company. See (s) and (w) in Note 8 above. Including interest accrued from the date of the short-term loans to the effective date of the agreement, the principal amount of the Unsecured Promissory Note is $6,203,930. The Unsecured Promissory Note has a stated interest rate of 15% per annum and matures on May 21, 2024.

Further, effective December 1, 2022, the Company entered into an Extension Agreement with Viridis Group Holdings regarding promissory notes for which the Company was in default. See (C-2), (f) and (h) in Note 8 above. Under the Extension Agreement, the Default Cure Period has been extended to March 1, 2023 to allow the Company and the lender to negotiate a consolidation and amendment of the debt. No such amendment has been agreed to as of the filing date.

The Company granted 532,673 stock options have been granted to employees, including our former and current chief executive officers.

The Company and VGI Citadel LLC entered into an Agreement to Terminate Lease for its corporate offices which called for the termination of the lease with VGI Citadel LLC, a related party, effective December 20, 2022. As part of the lease termination, the Company entered into a note payable with VGI Citadel LLC for $25,922, the amount of rent owed at the time of termination. The note carries an interest rate of 1% per annum and matures on December 20, 2022. This note is currently in default and the Company is working with the lender to cure the default

