Form 10-Q
period 2022-12-31
Item 9 Labs Corp.
filed 2023-02-14
CIK 1500123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 000-54730

ITEM 9 LABS CORP.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	96-0665018 (I.R.S. Employer Identification No.)

4802 E Ray Road, Suite 23, Phoenix, Arizona 85044

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

As of February 14, 2023, there were 100,787,770 shares of the issuer's common stock, $0.0001 par value per share, outstanding.

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

ITEM 9 LABS CORP.

FORM 10-Q

DECEMBER 31, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEX	F-1
Condensed Consolidated Balance Sheets as of December 31, 2022 (Unaudited) and September 30, 2022	F-2
Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended December 31, 2022 and 2021	F-3
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended December 31, 2022 and 2021	F-4
Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2022 and 2021	F-5
Notes to Condensed Consolidated Financial Statements (Unaudited)	F-6

ITEM 9 LABS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2022	2022
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$21,781	$85,637
Accounts receivable, net	601,923	586,270
Inventory	1,937,433	2,464,222
Prepaid expenses and other current assets	285,149	417,096
Total current assets	2,846,286	3,553,225

Property and equipment, net	23,009,284	21,019,724
Right of use asset	693,418	938,687
Construction escrow deposits	7,717,908	7,717,908
Deposits	80,000	86,604
Other assets	3,830,250	655,598
Assets held for sale	6,815,000	6,815,000
Intangible assets, net	11,444,700	11,741,487
Goodwill	58,233,386	58,233,386
Total Assets	$114,670,232	$110,761,619

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$6,378,820	$6,422,196
Accrued payroll and payroll taxes	1,060,406	2,086,051
Accrued interest	4,078,706	3,070,415
Accrued expenses	4,187,460	3,328,222
Deferred revenue, current portion	169,992	219,992
Notes payable, current portion, net of discounts	21,221,322	15,924,033
Income tax payable	16,961	13,221
Operating lease liability, current portion	231,389	271,573
Convertible notes payable, net of discounts	3,730,000	3,750,000
Liabilities related to assets held for sale	5,500,000	5,500,000
Total current liabilities	46,575,056	40,585,703

Deferred revenue, net of current portion	330,861	335,859
Operating lease liability, net of current portion	470,814	682,752
Convertible notes payable, net of current portion and discounts	326,498	—
Notes payables, net of current portion and discounts	6,609,392	7,216,710

Total liabilities	54,312,621	48,821,024

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $.0001 per share, 2,000,000,000 shares authorized; 112,302,264 and 109,950,509 shares issued and 100,002,264 and 97,650,509 shares outstanding at December 31, 2022 and September 30, 2022	11,230	10,995
Additional paid-in capital	142,081,468	140,417,114
Accumulated deficit	(68,274,382)	(65,016,698)
Treasury stock	(13,450,000)	(13,450,000)

Total Item 9 Labs Corp. Stockholders' Equity	60,368,316	61,961,411
Non-controlling interest	(10,705)	(20,816)

Total Stockholders' Equity	60,357,611	61,940,595

Total Liabilities and Stockholders' Equity	$114,670,232	$110,761,619

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITEM 9 LABS CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended December 31, 2022	For the three months ended December 31, 2021
Revenues, net	$5,003,879	$6,186,011
Cost of revenues	2,382,006	3,787,245
Gross profit	2,621,873	2,398,766

Operating expenses
Professional fees and outside services	855,660	657,445
Payroll and employee related expenses	2,189,824	2,150,706
Sales and marketing	287,949	439,436
Depreciation and amortization	379,356	439,135
Other operating expenses	494,549	846,668
Total expenses	4,207,338	4,533,390

Loss from operations	(1,585,465)	(2,134,624)

Other income (expense)
Interest expense	(1,661,853)	(1,210,390)
Other income	3,485	—
Total other income (expense), net	(1,658,368)	(1,210,390)

Net loss, before income tax provision (benefit)	(3,243,833)	(3,345,014)

Income tax provision (benefit)	3,740	—

Net loss	(3,247,573)	(3,345,014)
Less: Net net income attributable to non-controlling interest	10,111	—

Net loss attributable to Item 9 Labs Corp.	$(3,257,684)	$(3,345,014)

Basic net loss per common share	$(0.03)	$(0.04)

Basic weighted average common shares outstanding	99,156,853	94,910,167

Diluted net loss per common share	$(0.03)	$(0.04)

Diluted weighted average common shares outstanding	99,156,853	94,910,167

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITEM 9 LABS CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

THREE MONTHS ENDED DECEMBER 31, 2022 AND 2021

	Item 9 Labs Corp. Equity
			Additional				Non-
	Common Stock		Paid-in	Treasury Stock		Accumulated	Controlling
	Shares	Amount	Capital	Shares	Amount	(Deficit)	Interest	Total
Balance at September 30, 2021	107,074,417	$10,707	$133,414,830	(12,300,000)	$(13,450,000)	$(33,874,094)	—	$86,101,443
Stock issued for debt inducement	142,365	14	128,348	—	—	—	—	128,362
Warrants issued with debt	—	—	574,239	—	—	—	—	574,239
Beneficial conversion feature	—	—	470,047	—	—	—	—	470,047
Issuance of shares for services	16,666	2	25,830	—	—	—	—	25,832
Stock based compensation	—	—	507,294	—	—	—	—	507,294
Stock issued on exercise of options	9,896	1	(1)	—	—	—	—	—
Net loss	—	—	—	—	—	(3,345,014)	—	(3,345,014)
Balance at December 31, 2021	107,243,344	$10,724	$135,120,587	(12,300,000)	$(13,450,000)	$(37,219,108)	$—	$84,462,203

Balance at September 30, 2022	109,950,509	$10,995	$140,417,114	(12,300,000)	$(13,450,000)	$(65,016,698)	$(20,816)	$61,940,595
Stock issued on debt conversion	1,164,032	116	309,463	—	—	—	—	309,579
Stock issued for debt inducement	1,045,000	105	246,715	—	—	—	—	246,820
Beneficial conversion feature	—	—	5,000	—	—	—	—	5,000
Issuance of shares for services	142,723	14	49,986	—	—	—	—	50,000
Stock based compensation	—	—	1,053,190	—	—	—	—	1,053,190
Net loss	—	—	—	—	—	(3,257,684)	10,111	(3,247,573)
Balance at December 31, 2022	112,302,264	$11,230	$142,081,468	(12,300,000)	$(13,450,000)	$(68,274,382)	$(10,705)	$60,357,611

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITEM 9 LABS CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended December 31, 2022	For the three months ended December 31, 2021
Operating Activities:
Net loss	$(3,247,573)	$(3,345,014)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	82,569	71,368
Amortization of intangible assets	296,787	367,767
Amortization of right of use asset	63,751	2,629
Amortization of debt discounts	504,501	990,281
Stock based compensation expense	1,053,190	507,294
Employee retention credits received	(952,805)	—
Loss on disposal of fixed assets	30,952	—
Changes in operating assets and liabilities:
Accounts receivable	(15,653)	(174,324)
Inventory	526,789	1,138,024
Prepaid expenses and other assets	(492,705)	(20,197)
Deposits	6,604	—
Accounts payable	(17,454)	841,910
Accrued payroll and payroll taxes	(72,840)	(487,860)
Income tax payable	3,740	—
Accrued interest	698,692	144,459
Accrued expenses	322,413	(298,647)
Deferred revenue	(54,998)	(4,998)
Operating lease liability	(70,604)	(386)
Net Cash Used in Operating Activities	(1,334,644)	(267,694)

Investing Activities:
Purchases of property, equipment and construction in progress	(6,825)	(2,492,445)
Cash received from construction escrow accounts	—	1,053,290
Net Cash Used in Investing Activities	(6,825)	(1,439,155)

Financing Activities:
Payment of debt discount	—	(18,750)
Proceeds from the issuance of debt	1,597,500	1,500,000
Payment of debt	(319,887)	(1,068,150)
Net Cash Provided by Financing Activities	1,277,613	413,100

Net Decrease in Cash	(63,856)	(1,293,749)

Cash and cash equivalents- Beginning of Period	85,637	1,454,460

Cash and cash equivalents - End of Period	$21,781	$160,711

Supplemental disclosure of cash flow information:
Interest paid in cash	$458,660	$75,650
Income taxes paid in cash	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Stock and warrants issued for debt	$246,820	$728,433
Debt proceeds used to pay debt discounts	$27,000	$—
Transfer of accrued interest to debt	$620,861	$1,762
Land purchased with escrow funds and deposit	$—	$3,000,000
Stock issued to pay accounts payable and prepay expenses	$50,000	$—
Cancellation of operating lease right of use asset and liability	$413,515	$—
Addition of operating lease right of use asset and liability	$231,997	$—
Beneficial conversion feature on convertible debt	$5,000	$470,047
Construction in progress paid with escrow funds	$—	$1,019,944
Stock issued for conversion of debt	$309,579	$—
Accrued liabilities capitalized in construction in progress	$1,467,285	$1,125,776
Amortized debt discount capitalized in construction in progress	$628,971	$875,430
Debt proceeds used to fund other assets	$2,500,000	$—
Accounts payable converted debt	$25,922	$—

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

Item 9 Labs is a holding company, investing in cannabis and cannabis-related businesses. Its subsidiaries currently compete in two different market segments: (1) producing of cannabis and cannabis-derived products and technologies through its Item 9 Labs brand (“Cultivation”), which is currently distributed though out the State of Arizona in licensed medical and adult-use dispensaries; and (2) sell medical and adult-use cannabis dispensary franchises under its franchise brand “Unity Rd.” (“Franchising”).

In March 2021, the Company closed on the acquisition of OCG, Inc, dba Unity Rd, a dispensary franchisor, with the effect of OCG, Inc. becoming a wholly owned subsidiary of the Company. Unity Rd has agreements with more than twenty (20) entrepreneurial groups to open more than thirty (30) Unity Rd retail dispensary locations in twelve (12) states. The majority of the locations are in the licensing process. We currently have two franchisees operating in Hartford, South Dakota and Boulder, Colorado. Unity Rd will be the vehicle to bring Item 9 Labs products across the United States and internationally, while keeping dispensaries locally owned and operated, empowering entrepreneurs to operate their business and contribute to their local communities. As the Unity Rd dispensaries achieve sufficient market penetration, Item 9 Labs aims to offer its products in those locations to expand the distribution footprint of its premium product offerings.

Principles of Consolidation

The accompanying condensed consolidated financial statements of the Company as of December 31, 2022 have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and do not include all of the information and notes necessary for a presentation of financial position and results of operations in accordance with US GAAP and should be read in conjunction with our September 30, 2022 audited financial statements filed with the SEC on our Form 10-K on January 13, 2023. It is management's opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. We derived the September 30, 2022 condensed consolidated balance sheet data from audited financial statements, however, we did not include all disclosures required by US GAAP. The results for the interim period ended December 31, 2022 are not necessarily indicative of the results to be expected for the year ending September 30, 2023.

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

Certain prior period balances have been reclassified in the accompanying condensed consolidated financial statements to conform to the current period presentation. These reclassifications had no effect on the prior periods’ net loss or accumulated deficit.

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

All of the Company's cultivation revenue is associated with a customer contract that represents an obligation to provide cannabis products that are delivered at a single point in time.  For the three months ended December 31, 2022 and 2021, 96% and 99%, respectively, of the Company's net revenue was generated from performance obligations completed in the state of Arizona.

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

Franchising revenue

The Company enters into franchise agreements and consulting agreements. The franchise agreement allows the franchisee to, among other things, establish a franchised outlet under the Company’s Unity Rd. brand. Under the consulting agreements, the Company assists customers with applying for and being awarded a retail cannabis license through the state license application process. The initial franchise fee and the consulting fee are due upon execution of the related agreement. These payments are deferred on the condensed consolidated balance sheet. The initial franchise fee is recognized into revenue ratably over the term of the agreement and the consulting fee is recognized at the time the performance obligation has been satisfied. Revenue recognized during the three months ended December 31, 2022 and 2021 that was included in deferred revenue at September 30, 2022 and 2021 was $54,998 and $4,998, respectively.

Disaggregation of Revenue

The following table presents our revenue disaggregated by source.

	Three months ended December 31,
	2022	2021
Cultivation segment
Flower	$603,092	$1,077,211
Vape products	3,746,970	4,249,350
Concentrates and other cannabis products	419,928	775,591
Accessories	41,099	39,066
	4,811,089	6,141,218
Franchising segment
Franchising revenue	101,852	30,418

Corporate
Dispensary sales revenue	90,938	—
Other	—	14,375
	90,938	14,375
	$5,003,879	$6,186,011

Net Loss Per Share

Basic net loss per share does not include dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects the potential dilution of securities that could share in the losses of an entity. Dilutive securities are not included in the weighted average number of shares when inclusion would be anti-dilutive. The following table summarizes the securities outstanding at December 31, 2022 and 2021 that were excluded from the diluted net loss per share calculation for the three months ended December 31, 2022 and 2021 because the effect of including these potential shares was antidilutive due to the Company’s net loss.

	2022	2021
Potentially dilutive common share equivalents
Options	9,115,941	5,206,251
Warrants	49,370,537	47,834,744
Convertible notes	15,796,004	2,350,969
Potentially dilutive shares outstanding	74,282,482	55,391,964

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

The Company also analyzes conversion options embedded with debt to determine if the conversion options are required to be bifurcated and accounted for at fair value at each reporting period or to determine if there is a beneficial conversion feature. At December 31, 2022 and September 30, 2022, none of the conversion options embedded in the Company’s debt were required to be bifurcated.

The Company analyzes the terms of its debt amendments to determine if the changes made to the terms have affected the debt’s cash flows. If the debt’s cash flows have been affected, the Company then determines if the amendment should be accounted for as a troubled debt restructuring, an extinguishment or a modification and the appropriate accounting model is applied.

Segment Reporting

The Company defines operating segments as components about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company allocates its resources and assesses the performance of its sales activities based on the services performed by its subsidiaries. For the three months ended December 31, 2022 and 2021, the Company has identified two segments: the cultivation, production and sale of cannabis and cannabis derived products and technologies (“Cultivation”) and the sales of Unity Rd. franchises to dispensaries (“Franchising”).

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

Employer Retention Credit

During the three months ended December 31, 2022, the Company received $952,805 of tax credits in accordance with the Employer Retention Credit (“ERC”) program, authorized by the Coronavirus Aid, Relief, and Economic Security (CARES) Act, as amended. The Company’s policy is to account for the ERC as a grant using guidance analogous to government grants found in IAS 20, Accounting for Government Grants and Disclosure of Government Assistance. In accordance with this guidance, the ERC is recognized as a reduction to Payroll and employee related expenses on the statement of operations when there is reasonable assurance that the Company will receive the ERC.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and current and long-term operating lease liabilities on our condensed consolidated balance sheets. We currently do not have any material finance lease arrangements.

Operating lease ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. Generally, our leases do not provide an implicit rate. As such, we use our incremental borrowing rate in effect at the commencement date of the lease in determining the present value of future payments.

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

Note 2 – Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with US GAAP, which contemplates continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and has incurred net losses since its inception. These losses, with the associated substantial accumulated deficit, are a direct result of the Company’s planned ramp up period as it is pursuing market acceptance and geographic expansion. In view of these matters, realization of a major portion of the assets in the accompanying condensed consolidated balance sheets is dependent upon continued operations of the Company which in turn is dependent upon the Company’s ability to meet its financing requirements, and the success of its future operations. The Company operates in a new, developing industry with a variety of competitors. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

In order to continue as a going concern, the Company will need to generate additional revenue and obtain additional capital to fund its operating losses and service its debt. Management’s plans in regard to these matters are described as follows:

Sales and Marketing. Historically, the Company has generated the majority of its revenues by providing the products it produces to dispensaries throughout the state of Arizona. The Company’s revenues have increased significantly since its inception in May 2017. Management will continue its plans to increase revenues in the Arizona market by providing superior products. Additionally, as capital resources become available, the Company plans to expand into additional markets outside of Arizona. The Company believes that it will continue reducing the overall costs of revenues and costs of revenues will increase at a lower rate than revenues in future periods, which is expected to lead to increased profit margins.

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

Note 3 – Inventory

Inventory consisted of the following at December 31, 2022 and September 30, 2022.

	December 31,	September 30,
	2022	2022
Raw materials and work in process	$937,678	$1,209,892
Finished goods	610,309	835,420
Packaging and other	389,446	418,910
	$1,937,433	$2,464,222

Note 4 – Pending Acquisitions

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

At December 31, 2022, the $250,000 down payment was paid and is included in Other Assets on the condensed consolidated balance sheets. At December 31, 2022, this acquisition has not yet been finalized. As such, the effects of this acquisition, which is expected to be accounted for under ASC 805, Business Combinations, have not been included in the Company’s condensed consolidated balance sheet or statement of operations as of and for the three months ended December 31, 2022. The Company can provide no assurance that it will be successful in finalizing this acquisition.

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

At December 31, 2022, the $156,902 Exclusivity Deposit has been paid and is included in Other Assets on the condensed consolidated balance sheets. In addition, at December 31, 2022, the Company has placed $3.0 million in a deposit account related to the potential financing for this acquisition. The $3.0 million deposit is included in Other assets on the condensed consolidated balance sheet. At December 31, 2022, this acquisition has not yet been finalized. As such, the effects of this acquisition, which is expected to be accounted for under ASC 805, Business Combinations, have not been included in the Company’s condensed consolidated balance sheet or statement of operations as of and for the three months ended December 31, 2022. The Company can provide no assurance that it will be successful in finalizing this acquisition.

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

The following table presents the carrying values of the assets and liabilities of the entity that is a VIE and consolidated by the Company at December 31, 2022 and September 30, 2022.

	December 31,	September 30,
Assets	2022	2022
Current assets
Inventory	$20,799	$26,909
Total assets	$20,799	$26,909

Liabilities
Current liabilities
Income tax payable	$16,961	$13,221
Total liabilities	$16,961	$13,221

The following table presents the operations (after intercompany eliminations) of the entity that is a VIE and consolidated by the Company for the three months ended December 31, 2022.

Three months ended
December 31, 2022
Revenues, net	$31,016
Cost of revenue	17,165
Gross profit	13,851
Income tax expense	3,740
Net income	$10,111

Note 6 - Property and Equipment, Net

The following represents a summary of our property and equipment as of December 31, 2022 and September 30, 2022:

	December 31,	September 30,
	2022	2022
Cultivation and manufacturing equipment	$674,374	$612,137
Computer equipment and software	270,795	270,795
Leasehold improvements	63,788	63,788
Buildings and improvements	2,811,340	2,811,340
	3,820,297	3,758,060
Accumulated Depreciation	(860,042)	(777,473)
	2,960,255	2,980,587
Land	3,455,563	3,455,563
Construction on progress	16,593,466	14,583,574
Property and Equipment, Net	$23,009,284	$21,019,724

During the three months ended December 31, 2021, the Company completed the purchase of 44 acres of land from a related party for $3.0 million plus expenses. The land-owner is one of the original members of BSSD and a current employee of the Company.

Construction in progress relates to multiple capital projects ongoing during the three months ended December 31, 2022, including the construction of the Nevada facility and the expansion of the Arizona facility. Construction in progress also includes interest and fees on debt that is directly related to the financing of the Company’s capital projects.

Depreciation expense for the three months ended December 31, 2022 and 2021 was $82,569 and $71,368, respectively.

Note 7 – Debt

Convertible Notes

		Maturity	Annual Interest	Balance at	Balance at	Conversion
	Effective Date	Date	Rate	December 31, 2022	September 30, 2022	Price
C-2	3/23/2020	9/23/2020	15%	$1,100,000	$1,100,000	See C-2
C-3	8/15/2011	8/15/2012	8%	—	20,000	$0.50
C-7	9/29/2021	1/1/2023	10%	275,000	275,000	0.35
C-8	9/29/2021	1/1/2023	10%	555,000	550,000	0.35
C-9	10/1/2021	1/1/2023	10%	820,000	825,000	0.35
C-10	10/29/2021	3/31/2023	15%	750,000	750,000	1.50
C-11	2/21/2022	8/31/2022	24%	230,000	230,000	1.10
C-12	10/24/2022	10/24/2024	15%	250,000	—	0.31
C-13	12/13/2022	12/13/2024	15%	50,000	—	0.25
C-14	12/13/2022	12/13/2024	15%	50,000	—	0.25
				4,080,000	3,750,000
		Less: unamortized discounts		(23,502)	—
				$4,056,498	$3,750,000

(C-2) Convertible Viridis Note

On March 23, 2020 the Company borrowed proceeds from a related party, Viridis I9 Capital LLC (“Viridis”), in the amount of $1.1 million. The note is convertible at the lesser of a) $1.00 per share or, b) 20% discount to the ten day average closing price of the Company’s common stock, immediately prior to the conversion date. All principal and interest were due on the maturity date. At December 31, 2022 the Company was not in compliance with the terms of the Viridis note, however, during the three months ended December 31, 2022, the default cure period was extended to March 1, 2023. The convertible Viridis note included a provision for the issuance of 5,000,000 warrants exercisable into the Company’s common stock. The exercise price on the warrants is $0.75 and the warrants have a term of 5 years.

(C-3) Other Convertible Note

The outstanding principal and accrued interest of C-3 was converted into 5,714 shares of the Company’s common stock during the three months ended December 31, 2022.

(C-7, C-8) Convertible Lucas Ventures and LGH Investments Notes

These two convertible notes were amended on September 30, 2022 to, among other terms, extend the maturity date to January 1, 2023 and to pledge the Company’s Colorado Retail Marijuana License as security for the note. These notes are currently passed their maturity date and the Company is working with the lenders on an amendment.

(C-9) Convertible Tysadco Note

This note was amended on September 30, 2022 to, among other terms, extend the maturity date to January 1, 2023 and to pledge the Company’s Colorado Retail Marijuana License as security for the note. This note is currently passed its maturity date and the Company is working with the lender on an amendment.

(C-10) Convertible *Individual* Note

This note was amended effective September 30, 2022 to, among other terms, extend the maturity date to March 31, 2023.

(C-11) Convertible *Individual* Note

At December 31, 2022, Note C-11 was in default and the Company is working with the lenders to cure the default. As a result of the default, the Company is accruing an additional $2,500 of monthly default interest.

(C-12) Playmakers Note

On October 24, 2022, the Company entered into a Secured Convertible Promissory Note in the amount of $250,000, which is payable at maturity on October 24, 2024. Interest on the note is 15% per annum and is payable quarterly. This note is secured by a first priority security interest in all assets of OCG Management Ontario Inc., a wholly owned subsidiary of the Company, until such time as the pending Sessions acquisition is finalized (see Note 4). Upon the finalization of the pending Sessions acquisition, this note will be secured by a second priority security interest in all assets of OCG Management Ontario, Inc. The outstanding principal and any accrued interest are convertible into shares of the Company’s common stock at $0.31 per share. The Company issued 75,000 shares of its common stock, valued at $15,000, as an inducement to the lender to enter into the note agreement. The debt and shares of common stock were recorded at their relative fair values. The resulting discount of $15,000 is amortized to interest expense over the term of the debt.

(C-13) *Individual* Note

On December 13, 2022, the Company entered into a Secured Convertible Promissory Note in the amount of $50,000, with a member of its board of directors. The note is payable at maturity on December 13, 2024. Interest on the note is 15% per annum and is payable quarterly. This note is secured by a first priority security interest in all assets of OCG Management Ontario Inc., a wholly owned subsidiary of the Company, until such time as the pending Sessions acquisition is finalized (see Note 4). Upon the finalization of the pending Sessions acquisition, this note will be secured by a second priority security interest in all assets of OCG Management Ontario, Inc. The outstanding principal and any accrued interest is convertible into shares of the Company’s common stock at $0.25 per share. The Company issued 10,000 shares of its common stock, valued at $2,500, as an inducement to the lender to enter into the note agreement. The debt included a beneficial conversion feature after consideration of the relative fair value of the shares of common stock. The debt and shares of common stock were recorded at their relative fair values, along with the beneficial conversion feature. The resulting discount of $5,000 is amortized to interest expense over the term of the debt.

(C-14) *Individual* Note

On December 13, 2022, the Company entered into a Secured Convertible Promissory Note in the amount of $50,000, which is payable at maturity on December 13, 2024. Interest on the note is 15% per annum and is payable quarterly. This note is secured by a first priority security interest in all assets of OCG Management Ontario Inc., a wholly owned subsidiary of the Company, until such time as the pending Sessions acquisition is finalized (see Note 4). Upon the finalization of the pending Sessions acquisition, this note will be secured by a second priority security interest in all assets of OCG Management Ontario, Inc. The outstanding principal and any accrued interest is convertible into shares of the Company’s common stock at $0.25 per share. The Company issued 10,000 shares of its common stock, valued at $2,500, as an inducement to the lender to enter into the note agreement. The debt included a beneficial conversion feature after consideration of the relative fair value of the shares of common stock. The debt and shares of common stock were recorded at their relative fair values, along with the beneficial conversion feature. The resulting discount of $5,000 is amortized to interest expense over the term of the debt.

The future minimum payments of the Company’s convertible debt obligations as of December 31, 2022 are as follows. The unamortized discount will be amortized through December 2024.

Year ended
December 31,	Amount
2023	$3,730,000
2024	350,000
4,080,000
Unamortized discount	(23,502)
4,056,498
Less: current portion	(3,730,000)
$326,498

Notes Payable

		Maturity	Annual Interest	Balance at	Balance at
	Effective Date	Date	Rate	December 31, 2022	September 30, 2022	Secured by
f	5/1/2020	11/1/2023	10%	$1,386,370	$1,386,370	2nd DOT AZ property
h	5/1/2020	5/1/2023	15%	283,666	283,666	N/A
l	7/22/2022	7/31/2023	36%	1,953,004	1,823,405	Future revenues; shares of Company stock
o	3/19/2021	4/1/2024	10%	295,113	637,114	N/A
p	2/1/2021	7/15/2023	15%	220,590	220,590	N/A
q	8/6/2021	3/1/2023	16%	13,500,000	13,500,000	1st AZ property and other personal property
r	8/6/2021	3/1/2023	16%	5,500,000	5,500,000	1st NV property and other personal property
s	9/30/2021	12/31/2021	18%	—	500,000	Restricted common stock
u	11/2/2022	7/18/2024	25%	528,206	548,082	Future revenues
w	3/4/2022	5/21/2024	15%	6,203,930	5,253,256
x	3/10/2022	3/31/2023	20%	250,000	250,000	N/A
y	3/2/2022	8/1/2023	5%	145,388	165,388	N/A
z	7/20/2022	4/30/2023	36%	479,646	426,558	Future revenues
aa	10/28/2022	1/31/2023	70%	2,000,000	—	Deposit account holding the funds
bb	11/2/2022	3/28/2023	41%	734,159	—	Future revenues
cc	10/26/2022	11/16/2022	71%	326,680	—	Deposit account holding the funds
dd	11/3/2022	5/3/2023	20%	500,000	—	N/A
ee	11/1/2022	12/20/2022	1%	25,922	—	N/A
				34,332,674	30,494,429
	Less: liabilities related to assets held for sale			(5,500,000)	(5,500,000)
		Less: unamortized discounts		(1,001,960)	(1,853,686)
				$27,830,714	$23,140,743

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

On May 1, 2020, under a troubled debt restructuring, the Company renegotiated the $1,200,000 note payable. As part of the restructuring, the Company issued 1,555,556 warrants exercisable into the Company's common stock. The warrants have an exercise price of $1.00 and a term of 5 years. Accrued interest in the amount of $186,370 was added to the principal balance of the note, making the total principal $1,386,370. Interest only payments of $11,553 shall be paid monthly until November 1, 2020 at which time monthly principal and interest payments of $28,144 are required for 36 months, with a balloon payment of all outstanding principal and interest due upon the note's maturity. The note also entitles Viridis to a gross revenue participation of the Arizona Operations equal to 1% of the gross sales (up to $20,000 monthly) upon the maturity of the note and for the subsequent 5 year period. The debt and warrants were recorded at their relative fair values. The resulting discount is amortized to interest expense over the term of the debt. At December 31, 2022 the Company was not in compliance with the terms of the Viridis AZ note, however, during the three months ended December 31, 2022, the default cure period was extended to March 1, 2023.

(h) Viridis (unsecured)

The Company's subsidiary, BSSD Group, LLC borrowed $269,000 from Viridis, a related party, in December 2019. This note bears annualized interest at 15%. On May 1, 2020, under a troubled debt restructuring, the Company renegotiated the $269,000 note payable. Accrued interest in the amount of $14,666 was added to the principal balance of the note, making the total principal $283,666. As part of the restructuring, the Company issued 400,000 warrants exercisable into the Company's common stock. The warrants have an exercise price of $.05 and a term of 5 years. Payments of principal and interest in the amount of $9,833 are due monthly, with a balloon payment of all outstanding principal and interest is due upon the note's maturity. The debt and warrants were recorded at their relative fair values. The resulting discount is amortized to interest expense over the term of the debt. At December 31, 2022 the Company was not in compliance with the terms of this note, however, during the three months ended December 31, 2022, the default cure period was extended to March 1, 2023.

(o) OCG Officers Debt

As part of the OCG transaction in March 2021, the Company assumed the debt that OCG, Inc. owed to its officers. Principal and interest payments are due monthly with a balloon payment of all outstanding principal and interest due at maturity. One of these officers is a director and officer of the Company. See Note 10.

(p) Stockbridge Amended Debt

In February 2021, the Company and Stockbridge Enterprises, a related party, under a troubled debt restructuring, agreed to restructure and settle its outstanding notes. The total outstanding balance of $1,660,590, including accrued interest, were to be repaid under a new promissory note, calling for a down payment of $300,000 (paid at time of signing), $120,000 monthly payments for 11 months with the remaining balance of $40,590 payable on February 1, 2022. This agreement was amended to extend the maturity date to March 31, 2022 and starting with the October 1, 2021 payment, the loan payments are interest only at an interest rate of 15% per annum until January 25, 2022. Principal payments in the amount of $50,000 were due on January 25, 2022, February 15, 2022 and March 15, 2022, with a final payment of the remaining principal and accrued interest due on March 31, 2022. Upon closing of an equity raise of at least $750,000, the Company will repay the outstanding balance plus any accrued interest immediately. As part of the amendment, the Company issued 164,744 warrants to purchase the Company’s common stock. The warrants have a two-year period and an exercise price of $1.00. The resulting discount of $58,352 was fully amortized to interest expense during the year ended September 30, 2022.

Effective March 31, 2022, the debt was amended to extend the maturity date to June 30, 2022, interest payments were due on April 1, May 1 and June 1, 2022. Principal payments in the amount of $50,000 were due on April 15, May 15 and June 15, 2022 and a final balloon payment of outstanding principal and interest in the amount of $223,972 was due on June 30, 2022. At December 31, 2022, this note was in default, however, on January 20, 2023, the Company and lender amended the note to extend the maturity date to July 15, 2023. See Note 14.

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

(s) Viridis $500,000

On September 30, 2021, the Company borrowed $500,000 from Viridis Group I9 Capital LLC, a related party. The proceeds of the debt were used to make a payment on the then outstanding unpaid payroll tax liability. The debt and warrants were recorded at their relative fair values. The resulting discount in the amount of $284,534 is amortized to interest expense over the term of the debt. During the three months ended December 31, 2022, this debt and related accrued interest were combined with other Viridis outstanding debt and related accrued interest into one Unsecured Promissory Note. See (w) below.

(u) Lendspark

On November 2, 2022, the Company entered into a third short-term financing arrangement with Lendspark. The proceeds of $0.58 million were used to repay the previous Lendspark short-term financing. Payments of $7,967 are due weekly until $0.725 million has been repaid. This results in an effective interest rate of 25%. Fees in the amount of $12,000 have been recorded as a discount and are being amortized to interest expense over the term of the arrangement.

(w) Viridis note

Effective December 1, 2022, the Company entered into an Unsecured Promissory Note with Viridis Group Holdings, LLC, a related party. The purpose of the Unsecured Promissory Note was to agree upon the terms for the short term loans that this related party had previously provided to the Company. Including interest accrued from the date of the short-term loans to the effective date of the agreement, the principal amount of the Unsecured Promissory Note is $6,203,930. Interest only payments in the amount $82,396 will begin on May 21, 2023 with a final balloon payment of all outstanding principal and interest to be paid at maturity on May 21, 2024.

(x) Non-convertible *Individual* Note

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

(y) Nebrina Adams County Note

Effective with the close of the Adams County acquisition, the Company entered into a note for $200,000 with the seller as part of the purchase price. The note is payable in six installments on the last day of each three-month period following the Closing Date. At December 31, 2022, this note was in default.

(aa) *Individual* Note

On October 28, 2022, the Company entered into a Secured Short Term Promissory Note in the amount of $2.0 million. Principal and interest in the amount of $2.35 million is due at maturity on January 31, 2023. The Company issued 650,000 shares of its common stock, valued at $166,819, to the lender as an inducement to the lender to enter into the note agreement. The debt and shares of common stock were recorded at their relative fair values. The resulting discount of $166,819 is amortized to interest expense over the term of the debt.

(bb) Lendspark 2 Note

On November 2, 2022, the Company entered into a short-term financing arrangement with Lendspark. The Company received proceeds of $750,000. Payments of $1,720 are paid daily for the first three months and then payments of $19,658 are paid daily until a total of $862,500 has been repaid.

(cc) Viridis Note

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

(dd) *Individual* Note

On November 3, 2022, the Company entered into a short-term promissory note in the amount of $500,000. Interest only payments are due monthly and all principal and any unpaid interest are due at maturity. The Company issued 300,000 shares of its common stock, valued at $60,000, to the lender as an inducement to the lender to enter into the note agreement. The debt and shares of common stock were recorded at their relative fair values. The resulting discount of $60,000 is amortized to interest expense over the term of the debt.

(ee) VGI Citadel Note

As part of the lease termination of the Company’s corporate office (see Note 9), the Company entered into a note payable with VGI Citadel LLC, a related party, for $25,922, the amount of rent owed at the time of termination. The note carries an interest rate of 1% per annum, compounding weekly, and matures on December 20, 2022. This note is currently in default and the Company is working with the lender to cure the default.

The future minimum payments of the Company’s notes payable obligations as of December 31, 2022 are as follows. The unamortized discount will be amortized through July 2024.

Year ended
December 31,	Amount
2023	$28,433,541
2024	6,609,391
2025	—
35,042,932
Less: liabilities related to assets held for sale	(5,500,000)
Less: unamortized discount	(1,001,960)
Less: imputed interest	(710,258)
27,830,714
Less: current portion	(21,221,322)
$6,609,392

A summary of interest expense for the three months ended December 31, 2022 and 2021 is as follows.

	Three months ended December 31,
	2022	2021
Amortization of debt discounts	$1,133,472	$1,865,711
Stated interest paid or accrued	2,007,295	1,203,932
Finance charges and other interest	7,245	817
	3,148,012	3,070,460
Less: interest capitalized to construction in progress	(1,305,763)	(1,860,070)
	$1,842,249	$1,210,390

Note 8 - Concentrations

For the three months ended December 31, 2022 and 2021, 96% and 99%, respectively, of the Company's revenue was generated from a single customer. Given the agreement with the license holder, although the Company’s products are distributed to numerous dispensaries throughout Arizona, all sales are made through the license holder. The Company's wholly owned subsidiary provides cannabis products to this customer under a three-year Cultivation Management Services Agreement that commenced on April 1, 2020. Provisions of the agreement require 30-day written notice to terminate except for the following circumstances, in which case the agreement is cancellable with no notice: (i) uncured default; (ii) gross negligence, intentional, or willful misconduct by either party; (iii) federal or state enforcement action against either party; (iv) any change or revocation of state or local law that has the effect of prohibiting the legal operation of the Cultivation Facility; (v) the dispensary license renewal is not approved; (vi) the dispensary fails to maintain its dispensary license in good standing with the regulators resulting in the revocation of the dispensary license. Two of our license holder’s customers that the Company’s products are distributed to account for approximately 46% and 11%, respectively, of our cultivation revenue for the three months ended December 31, 2022. Should our products no longer be distributed to these customers of our license holder, it would have a material adverse effect on our operations.

Note 9 - Commitments and Contingencies

The production and possession of cannabis is prohibited on a national level by the Controlled Substances Act, though the state of Arizona allows these activities to be performed at licensed facilities such as BSSD. If the federal government decides to change its policy on the enforcement of the Controlled Substances Act, it would have a material adverse effect on our business.

The Company entered into a 60 month lease with VGI Citadel LLC, a related party, to rent office space for its corporate headquarters which began in June 2019. The monthly lease payments were $6,478 for the first twelve months and include all utilities and an estimated amount for common area maintenance and real estate taxes. The monthly lease payments increase to $6,653, $6,828, $7,003, and $7,178 for years two through five, respectively. Rent expense for the three months ended December 31, 2022 and 2021 on this lease was $6,348 and $23,200, respectively. Interest was imputed using a discount rate of 20%. The lease does not include renewal options.

The Company and VGI Citadel LLC entered into an Agreement to Terminate Lease for its corporate offices which called for the termination of the lease with VGI Citadel LLC, a related party, effective December 20, 2022.

In February 2022, the Company assumed a lease to rent approximately 3,100 square feet of retail space in Oklahoma City, Oklahoma as part of the Oklahoma City acquisition. The lease calls for base rent payments of $21 per square foot ($5,483), plus a prorated share of taxes, insurance and common area maintenance expenses, per month and increasing each year by 3% through the end of the lease term on February 28, 2029. The lease may be extended for two additional 5 year periods. Rent expense for the three months ended December 31, 2022 on this lease was $28,100. There was no rent expense on this lease during the three months ended December 31, 2021. Interest was imputed using a discount rate of 18%.

In March 2022, the Company assumed a lease to rent approximately 2,650 square feet of retail space in Adams County, Colorado as part of the Adams County acquisition. The lease calls for base rent payments of $15,450, plus a prorated share of operating costs of the building, per month and escalate each year to $15,913 in the final year which ends on February 1, 2024. The lease may be extended for one additional 3 year period. Rent expense for the three months ended December 31, 2022 on this lease was $50,483. There was no rent expense on this lease during the three months ended December 31, 2021. Interest was imputed using a discount rate of 18%.

In September 2021, the Company signed a seven-year lease to rent approximately 3,000 square feet of retail space in Biddeford, Maine. The lease calls for base rent payments of $6,604, plus taxes and operating expenses, per month for the first year and escalate each year to $7,886 per month in year seven. The lease may be extended for two terms of 5 years each. The commencement of this lease was contingent upon the issuance and receipt of a license and city approval. The agreement will terminate if the contingency is not met. At December 31, 2022, the contingency was not met and the lease was terminated. As such, the Company has removed the remaining balance of the right of use asset and liability from the condensed consolidated balance sheet. Rent expense for the three months ended December 31, 2022 and 2021 on this lease was $22,677 and $6,604, respectively. There was no rent expense on this lease during the three months ended December 31, 2021. Interest was imputed using a discount rate of 18%.

In October 2021, the Company entered into a commercial lease agreement to rent 12,000 square feet located in Denver, Colorado. The lease has a term of five years with escalating monthly base rent beginning at $6,354 and escalating each year to $7,295 in year five. Commencement of the lease was contingent upon the Company receiving an approved retail license within 120 days from October 22, 2021. The agreement was to terminate if the contingency was not met. As of December 31, 2022, the contingency has been met and the Company has recorded the right of use asset and liability to the condensed consolidated balance sheet at December 31, 2022. Rent expense for the three months ended December 31, 2022 on this lease was $20,779. Interest was imputed using a discount rate of 18%.

The future lease payments are as follows.

Year ended
December 31,	Amount
2023	$339,443
2024	186,152
2025	159,301
2026	149,045
2027	78,374
Thereafter	94,212
1,006,527
Less: imputed interest	(304,324)
702,203
Less: current portion:	(231,389)
$470,814

As of December 31, 2022 and September 30, 2022, the Company has accrued unpaid payroll taxes and estimated penalties and interest of approximately $579,000 and $1,450,000, respectively, and is included in accrued payroll and payroll taxes in the accompanying condensed consolidated balance sheets. During the three months ended December 31, 2022, the Company received approximately $953,000 of Employee Retention Credits ("ERCs") that were used to reduce the unpaid payroll tax liability. In addition, as a result of the ERCs, the Company reduced its accrued payroll tax liability in the amount of approximately $316,000 related to the reduction of estimated penalties and interest. The ERCs were recorded to payroll and employee related expenses and the reduction of the estimated penalties and interest was recorded to other operating expenses on the condensed consolidated statement of operations. At December 31, 2022, an asset for the overpayment of payroll taxes was recorded to other assets on the condensed consolidated balance sheet in the amount of approximately $150,000.

There are no material pending legal proceedings in which the Company or any of its subsidiaries is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of its voting securities, or security holder is a party adverse to us or has a material interest adverse to the Company.

Note 10 - Related Party Transactions

As discussed in Note 6, the Company completed the purchase of 44 acres of land from a related party for $3.0 million plus expenses. The land-owner is one of the original members of BSSD and a current employee of the Company.

As discussed in Note 7, the Company has entered into various loan agreements with Viridis or its related entities. A member of Viridis serves on the Company’s board of directors.

As discussed in Note 7, the Company has a loan agreement with Stockbridge Enterprises. Stockbridge Enterprises holds more than 5% of the Company’s common stock.

As discussed in Note 7, the Company has a convertible loan agreement with a member of the Company’s board of directors.

As discussed in Note 7, as part of the OCG transaction in March 2021, the Company assumed the debt that OCG, Inc. owed to its officers. One of these officers is a director and officer of the Company. This officer’s note had a maturity date of April 1, 2024 and an interest rate of 10% per annum. Principal and interest payments were due monthly with a balloon payment of all outstanding principal and interest due at maturity. On November 2, 2022, the outstanding amount owed on this note of $289,579 was converted at $0.25 per share into 1,158,318 shares of the Company’s common stock.

As discussed in Note 9, the Company had a lease agreement with VGI Capital LLC. One member of VGI Capital LLC serves on the Company’s board of directors.

During the three months ended December 31, 2022 and 2021, the Company purchased cultivation supplies from a related party in the amount of $0 and $12,993, respectively. This related party is owned by the parent of a stockholder that holds more than 5% of the Company’s common stock.

During the three months ended December 31, 2022 and 2021, the Company incurred amounts due to a related party for expenses that the related party paid on the Company’s behalf. These expenses included property taxes, utilities, legal expenses and interest on farm purchases. The amounts incurred during the three months ended December 31, 2022 and 2021 were $0 and $9,404, respectively. This related party is owned by the father of a stockholder that holds more than 5% of the Company’s common stock.

Included in our accounts payable at December 31, 2022 and September 30, 2022 is approximately $172,000, and $243,000, respectively in amounts due to related parties.

Note 11 – Assets Held for Sale

During the year ended September 30, 2022, as a result of a shift in the Company’s business plan, the Company approved a plan to sell its newly constructed Nevada facility and the related cannabis licenses. The Company controls these cannabis licenses through the Asset and Equity Purchase and Contribution Agreement dated February 14, 2020. This sale is expected to occur in the next 12 months. The assets held for sale are recorded at fair value less cost to sell. Fair value was determined based on the value included in the current letter of intent. The following assets and liability are included under “Corporate” in Note 13.

December 31,
2022
Assets held for sale
Construction in progress - land and building	$9,646,612
Licenses	6,703,981
16,350,593
Valuation allowance	(9,535,593)
$6,815,000

Liabilities related to assets held for sale
Debt	$5,500,000

Note 12 - Stockholders' Equity

Warrants

The following table summarizes the Company’s warrant activity for the three months ended December 31, 2022:

	Common Shares Issuable Upon Exercise of Warrants	Weighted Average Exercise Price	Weighted Average Contractual Term in Years	Aggregate Intrinsic Value
Balance of warrants at September 30, 2022	49,870,537	$2.05	3.7	$315,000.00

Warrants granted	2,300,000	0.50	2.0
Forfeited/Cancelled	(2,800,000)	2.57	3.4

Balance of warrants at December 31, 2022	49,370,537	$1.95	3.6	$72,000

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company’s common stock as of December 31, 2022, for those awards that have an exercise price currently below the closing price as of December 31, 2022. Awards with an exercise price above the closing prices as of December 31, 2022 are considered to have no intrinsic value.

The following range of assumptions were used to estimate the fair value of warrants issued during the three months ended December 31, 2022, using the Black-Scholes option-pricing model.

Three months ended
December 31, 2022
Expected stock price volatility	127%
Risk-free interest rate	4%
Expected term (years)	2.0
Expected dividend yield	0%
Black-scholes value	$0.23

Stock Options

On June 21, 2019, the Company’s shareholders voted to approve the 2019 Equity Incentive Plan (the “2019 Plan”). Pursuant to the 2019 Plan, the maximum aggregate number of Shares available under the Plan through awards is the lesser of: (i) 6,000,000 shares, increased each anniversary date of the adoption of the plan by 2 percent of the then-outstanding shares, or (b) 10,000,000 shares. The maximum contractual term of the award is 10 years. The vesting period for options outstanding at December 31, 2022 ranges from vesting immediately to three years.

The following table summarizes the Company’s stock option activity for the three months ended December 31, 2022:

	Common Shares Issuable Upon Exercise of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (1)
Balance of Options at September 30, 2022	8,594,805	$1.08	8.3	$33,162.00

Options granted	567,673	0.30	8.1	—
Forfeited/Cancelled	(46,537)	1.88	—	—

Balance of Options at December 31, 2022	9,115,941	$1.03	8.0	$10,204

Exercisable at December 31, 2022	5,151,565	$1.16	7.2	$8,253
Unvested at December 31, 2022	3,964,376	$0.86

	Number of Options	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	3,964,376	$0.82
Granted during the three months ended December 31, 2022	567,673	$0.34
Forfeited during the three months ended December 31, 2022	46,537	$1.86

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company’s common stock as of December 31, 2022, for those awards that have an exercise price currently below the closing price as of December 31, 2022. Awards with an exercise price above the closing prices as of December 31, 2022 are considered to have no intrinsic value.

The following range of assumptions were used to estimate the fair value of stock options granted during the three months ended December 31, 2022, using the Black-Scholes option-pricing model.

Three months ended
December 31, 2022
Expected stock price volatility	151% - 157%
Risk-free interest rate	3.7% - 4.3%
Expected term (years)	2.5 - 5.0
Expected dividend yield	0%
Black-scholes value	$0.24 - $0.37

During the three months ended December 31, 2022 and 2021, the Company recognized compensation expense of $1,053,190 and $507,294, respectively. At December 31, 2022, there was $2,499,183 of total unrecognized compensation cost. This unrecognized cost is expected to be recognized over the weighted average vesting period of approximately 1 year.

Note 13 – Segment Information

The Company has identified two segments: the cultivation, production and sale of cannabis products (Cultivation) and the sales of Unity Rd. franchises to dispensaries (Franchising). The following tables presents segment information at and for the three months ended December 31, 2022 and 2021.

	Cultivation	Franchising	Corporate	Total
Three months ended December 31, 2022
Revenues from external customers	$4,811,090	$101,852	$90,937	$5,003,879
Operating income (loss)	1,755,243	(680,290)	(2,660,418)	(1,585,465)
Interest expense	369,148	4,218	1,288,487	1,661,853
Depreciation and amortization	26,770	299,228	53,358	379,356
Additions to property, equipment and construction in progress	—	6,826	2,065,303	2,072,129

At December 31, 2022
Property, equipment and construction in progress, net	$366,925	$24,086	$22,618,273	$23,009,284
Total assets (after intercompany eliminations)	2,812,904	67,162,112	44,695,216	114,670,232

Three months ended December 31, 2021
Revenues from external customers	$6,141,217	$30,418	$14,376	$6,186,011
Operating income (loss)	1,569,295	(959,139)	(2,744,780)	(2,134,624)
Interest expense	196	22,810	1,187,384	1,210,390
Depreciation and amortization	31,265	300,739	107,131	439,135
Additions to property, equipment and construction in progress	—	—	8,399,584	8,399,584

At December 31, 2021
Property, equipment and construction in progress, net	$658,276	$77,630	$18,470,158	$19,206,064
Total assets (after intercompany eliminations)	7,905,440	68,151,658	40,963,918	117,021,016

Note 14 - Subsequent Events

Subsequent to December 31, 2022 the following events have occurred.

On January 20, 2023, the Company and Stockbridge Enterprises, a related party, entered into the third amendment of the outstanding promissory note. The amendment calls for monthly principal and interest payments of $25,000 with a final balloon payment of all outstanding principal and interest of $102,156 due at maturity on July 15, 2023.

The Company issued 785,506 shares of common stock for services, including 227,776 shares, valued at $50,000, issued to an officer of the Company.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended September 30, 2022 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company's Annual Report on Form 10-K for the year ended September 30, 2022, filed with the Securities and Exchange Commission (the "SEC") on January 13, 2023.

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

Overview

Item 9 Labs Corp. (OTCQX: INLB) is a vertically integrated cannabis operator and dispensary franchisor delivering premium products from its large-scale cultivation and production facilities in the United States. The award-winning Item 9 Labs brand specializes in best-in-class products and user experience across several cannabis categories. The company also offers a unique dispensary franchise model through the national Unity Rd. retail brand. Easing barriers to entry, the franchise provides an opportunity for both new and existing dispensary owners to leverage the knowledge, resources, and ongoing support needed to thrive in their state compliantly and successfully. Item 9 Labs brings the best industry practices to markets nationwide through distinctive retail experience, cultivation capabilities, and product innovation. The veteran management team combines a diverse skill set with deep experience in the cannabis sector, franchising, and the capital markets to lead a new generation of public cannabis companies that provide transparency, consistency, and well-being. Headquartered in Arizona, the company is currently expanding its operations space by 640,000+ square feet on its 50-acre site, one of the largest properties in Arizona zoned to grow and cultivate flower.

The award-winning Item Nine Labs brand seeks to offer best-in-class products and user experience across several cannabis categories. The product catalogue exceeds seventy-five (75) active cannabis strains and more than one hundred fifty (150) differentiated cannabis vape products as well as premium concentrates and Orion vape technologies. The highly regarded brand has received twenty five (25) wins and podium placements in Arizona marijuana competitions, including Cannabis Cup, Errl Cup and 710 Degree Cup, for its high-quality, premium flower, concentrates and vape products. Item Nine Labs has delivered over 3 million packaged goods in its history, and over 290,000 units during the quarter ended December 31, 2022.

With its national Unity Rd. retail dispensary franchise brand, the Company believes it offers a unique value proposition through both the sale of Item Nine Labs products and its Unity Rd dispensary franchise model. Easing barriers to entry, the franchise approach seeks to provide an opportunity for both new and existing dispensary owners to leverage the knowledge, resources, and ongoing support needed to compliantly thrive in their state. With many years of experience in the legal cannabis industry and franchising, Unity Rd.’s standard operating procedures guide franchise partners through every operational function of the business. The dispensary franchise ranked in the top five (5) out of seven hundred (700) submissions for MJBizDaily magazine’s ranking of the top cannabis retail leaders in the nation and has earned high placements in several trade industry lists. Unity Rd has agreements with more than twenty (20) entrepreneurial groups to open more than thirty (30) Unity Rd retail dispensary locations in more than ten (10) states. The majority of the locations are in the licensing process. The Company makes its best efforts to obtain these dispensary licenses, though it can make no assurances that the licenses will be awarded. We currently have two franchisees operating in Hartford, South Dakota and Boulder, Colorado. Additionally, the Company has two (2) dispensaries owned and operated by its wholly owned dispensaries, one in North Denver, CO, and another in Oklahoma City, OK.

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

On May 18, 2022, Item 9 Labs Corp., a Delaware corporation (“Company”), and OCG Management Ontario, Inc., a corporation formed under the laws of the Province of Ontario (“Purchaser”) and a wholly owned subsidiary of the Company incorporated solely for the purpose of completing the transaction, entered into a Share Purchase Agreement (the “Agreement”) with Steven Fry, Najla Guthrie, Darryl Allen, Louis Laskovski, each an individual residing in the Province of Ontario, and 2628146 Ontario Ltd., a corporation formed under the laws of the Province of Ontario, and 11949896 Canada Inc., a corporation formed under the federal laws of Canada (together, the “Shareholders”), pursuant to which Purchaser is purchasing all (but not less than all) of the issued and outstanding shares in the capital of Wild Card Cannabis Incorporated, a corporation formed under the laws of the Province of Ontario, (“Shares”) free and clear of all Liens from the Shareholders. The total purchase price for the Shares is $12,800,000 (the “Purchase Price”), as adjusted, plus the Earnout Payment, if any (collectively, the “Purchase Price”) payable as follows: (i) The Company has delivered the Exclusivity Deposit in the amount of $156,902 to the Escrow Agent on March 4, 2022; (ii) At the Closing, Purchaser shall pay to Shareholders the Estimated Purchase Price of $12,800,000, as adjusted, in immediately available funds; (iii)  $4,100,000, as adjusted, payable by the delivery of the Company’s common stock, the number of which will be calculated on the basis of a deemed price per common share equal to the 10-Day VWAP of the trading price of the Company’s common stock on the stock exchange upon which the Company’s common stock is listed, with the last day of the First Earnout Period (the date that is 12 months following the Closing Date) as the measurement date less a 15% discount, if actual Net Revenue is respect of the First Earnout Period is greater than or equal to the Target Net Revenue for the First Earnout Period; and (iv)  $4,100,000, as adjusted, payable by the delivery of the Company’s common stock, the number of which will be calculated on the basis of a deemed price per common share equal to the 10-Day VWAP of the trading price of the Company’s common stock on the stock exchange upon which the Company’s common stock is listed, with the last day of the Second Earnout Period (the date that is 24 months following the Closing Date) as the measurement date less a 15% discount, if actual Net Revenue is respect of the Second Earnout Period is greater than or equal to the Target Net Revenue for the Second Earnout Period.

Results of Operations

	Three months ended December 31,
	2022	2021	$ Change	% Change
Revenues, net	$5,003,879	$6,186,011	$(1,182,132)	-19%
Cost of revenues	2,382,006	3,787,245	(1,405,239)	-37%
Gross profit	2,621,873	2,398,766	223,107	9%
Operating expenses
Professional fees and outside services	855,660	657,445	198,215	30%
Payroll and employee related expenses	2,189,824	2,150,706	39,118	2%
Sales and marketing	287,949	439,436	(151,487)	-34%
Depreciation and amortization	379,356	439,135	(59,779)	-14%
Other operating expenses	494,549	846,668	(352,119)	-42%
Total operating expenses	4,207,338	4,533,390	(326,052)	-7%
Loss from operations	(1,585,465)	(2,134,624)	549,159	-26%
Other expense, net	(1,658,368)	(1,210,390)	(447,978)	37%
Net loss, before income tax provision (benefit)	(3,243,833)	(3,345,014)	101,181	-3%
Income tax provision (benefit)	3,740	—	3,740	0%
Net loss	(3,247,573)	(3,345,014)	97,441	-3%
Less: Net loss attributable to non-controlling interests	10,111	—	10,111	100%
Net loss attributable to Item 9 Labs Corp.	$(3,257,684)	$(3,345,014)	$87,330	-3%

Revenues

The decrease in revenue for the three months ended December 31, 2022 was primarily due to the effects of the Arizona cannabis market stabilizing, causing price compression, as well as the Company’s addition of product lines with lower unit sales prices. The impact of the changing market conditions in Arizona was countered by a significant increase in the number of units sold during the quarter compared to the same quarter in the previous year.

Cost of Revenues

Cost of revenues consist primarily of labor, materials, supplies and utilities. Cost of revenues as a percentage of revenues was 48% for the three months ended December 31, 2022 compared to 61% for the three months ended December 31, 2021. This is primarily the result of decreases in the unit costs the Company pays for materials resulting from additional competition in material suppliers. Management will remain focused on reducing costs through bulk purchasing, implementing additional efficiencies in production and making additional investments in property and equipment. The Company believes that it will reduce the overall cost of revenues and cost of revenues will increase at a lower rate than revenues in future periods, which will lead to increased profit margins.

Gross Profit

The increase in gross profit as a percentage of revenue for the three months ended December 31, 2022 was due to decreases in cost of revenue being greater than the decreases in revenue. As the Company experienced decreases in its unit sales price due to increased competition, so too did the Company’s suppliers, though the decreased costs have proven to be greater than the decreased unit sales prices. As a result, and given the production efficiencies achieved in previous quarters, the Company has been able to increase gross profit on decreased revenues. With the Company’s continued efforts to increase capacity and focus on efficiencies and reducing costs, management expects gross profit to increase going forward.

Operating Expenses

Professional fees and outside services increased for the three months ended December 31, 2022 compared to the three months ended December 31, 2021 primarily due to the amount accrued for consulting services received related to the Company’s employee retention credits and legal fees incurred on the pending Sessions acquisition. The increase in consulting services was offset by a decrease in stockholder administration services.

Payroll expenses were consistent when comparing the three months ended December 31, 2022 and the three months ended December 31, 2021. Payroll and employee related expenses increased as a result of an accrual for expenses incurred related to our change in Chief Executive Officer and an increase in stock compensation expense. These additional expenses were offset by the Employee Retention Credits ("ERCs") received during the current quarter.

Sales and marketing expenses decreased due to a decrease of promotional items and a general decrease in spending on third party marketing vendors during the quarter ended December 31, 2022.

The decrease in depreciation and amortization is due primarily to a decrease in amortization expense as a result of the intangible asset impairment recorded during the year ended September 30, 2022.

Other operating expenses decreased primarily due to the reversal of penalties and interest on previously unpaid payroll taxes as a result of receiving the ERCs during the three months ended December 31, 2022.

Total operating expenses as a percentage of gross profit decreased from 189% for the three months ended December 31, 2021 to 160% for the three months ended December 31, 2022. Management believes this ratio will decrease for profit center segments going forward as the expectation is that revenues will grow at a higher rate than operating expenses.

Other Expense, net

Other expenses consist primarily of interest expense of $1,661,853 for the three months ended December 31, 2022 and $1,210,390 for the three months ended December 31, 2021. The increase in interest expense was primarily the result of the interest expense and amortization of discounts on the debt financing the Nevada construction. The interest and discount amortization expense related to the Nevada construction debt was capitalized into construction in progress during the quarter ended December 31, 2021. As the Nevada expansion is substantially complete, the related interest and discount amortization are recorded to interest expense for the three months ended December 31, 2022.

Adjusted EBITDA

Management uses the non-GAAP measurement of earnings before interest, taxes, depreciation, amortization, stock-related compensation expense, acquisition-related costs, employee retention credits and other adjustments, or “Adjusted EBITDA,” to evaluate the Company’s performance.  Adjusted EBITDA is a non-GAAP measure that is also frequently used by analysts, investors and other interested parties to evaluate the market value of companies considered to be in similar businesses. The Company suggests that Adjusted EBITDA be viewed in conjunction with its reported financial results or other financial information prepared in accordance with accounting principles generally accepted in the United States, or “US GAAP.”

The following table reflects the reconciliation of net loss to Adjusted EBITDA for the three months ended December 31, 2022 and 2021:

	Three months ended December 31,
	2022	2021
Net loss	$(3,247,573)	$(3,345,014)
Depreciation and amortization	379,356	439,135
Interest expense	1,661,853	1,210,390
Income tax expense	3,740	—
Stock-based expense	1,053,190	507,294
Acquisition related costs	91,239	—
Employee retention credits	(952,805)	—
Adjusted EBITDA	$(1,011,000)	$(1,188,195)

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

The accompanying condensed consolidated financial statements have been prepared in conformity with US GAAP, which contemplates continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and has incurred net losses since its inception. These losses, with the associated substantial accumulated deficit, are a direct result of the Company’s planned ramp up period as it is pursuing market acceptance and geographic expansion. In view of these matters, realization of a major portion of the assets in the accompanying condensed consolidated balance sheets is dependent upon continued operations of the Company which in turn is dependent upon the Company’s ability to meet its financing requirements, and the success of its future operations. The Company operates in a new, developing industry with a variety of competitors. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

In order to continue as a going concern, the Company will need to generate additional revenue and obtain additional capital to fund its operating losses and service its debt. Management’s plans in regard to these matters are described as follows:

Sales and Marketing. Historically, the Company has generated the majority of its revenues by providing the products it produces to dispensaries throughout the state of Arizona. The Company’s revenues have increased significantly since its inception in May 2017. Management will continue its plans to increase revenues in the Arizona market by providing superior products. Additionally, as capital resources become available, the Company plans to expand into additional markets outside of Arizona. The Company believes that it will continue reducing the overall costs of revenues and costs of revenues will increase at a lower rate than revenues in future periods, which is expected to lead to increased profit margins.

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

As of December 31, 2022, the Company had $21,781 of cash and cash equivalents and negative working capital of ($43,728,770) (current assets minus current liabilities), compared with $85,637 of cash and cash equivalents and negative working capital of ($37,032,478) as of September 30, 2022. The decrease of $6,696,292 in the Company’s working capital is primarily due to increases in the amount of the Company’s debt maturing within the next 12 months. The decrease is also due to decreases in the Company’s inventory and prepaid balances and increases in the Company’s other operating liabilities. The $63,856 decrease in cash and cash equivalents was primarily due to the net cash used in operating activities offset by proceeds from the issuance of debt. The Company is an early-stage growth company. It is generating cash from sales and is investing its capital reserves in current operations and new acquisitions that are expected to generate additional earnings in the long term. The Company expects that its cash on hand and cash flows from operations, along with private and/or public financing, will be adequate to meet its capital requirements and operational needs for the next 12 months, although no assurance can be given that private and/or public financing can be obtained on terms acceptable to the Company, or at all.

Cash Flows

The following table summarizes the sources and uses of cash for each of the periods presented:

	Three months ended December 31,
	2022	2021	$ Change	% Change
Net cash used in operating activities	$(1,334,644)	$(267,694)	$(1,066,950)	399%
Net cash used in investing activities	(6,825)	(1,439,155)	1,432,330	-100%
Net cash provided by financing activities	1,277,613	413,100	864,513	209%
Net increase (decrease) in cash and cash equivalents	$(63,856)	$(1,293,749)	$1,229,893	-95%

Operating Activities

During the three months ended December 31, 2022, operating activities used $1,334,644 of cash and cash equivalents, primarily resulting from a net loss of $3,247,573 which was offset by net cash provided by operating assets and liabilities of $833,984. There was significant non-cash activity that contributed to the net loss totaling $1,078,945 including depreciation and amortization of $443,107, amortization of debt discount of $504,501, and stock-based compensation of $1,053,190. These non-cash expenses were offset by the non-cash employee retention credits of $952,805.

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

Investing Activities

During the three months ended December 31, 2022, investing activities used $6,825 of cash and cash equivalents, consisting of $6,825 in purchases of property, equipment and construction in progress.

During the three months ended December 31, 2021, investing activities used $1,439,155 of cash and cash equivalents, consisting primarily of $2,492,445 in purchases of property, equipment and construction in progress, offset by $1,053,290 of cash received from the escrow deposit accounts.

Financing Activities

During the three months ended December 31, 2022, financing activities provided $1,277,613, consisting of $1,597,500 in proceeds from the issuance of debt and offset by $319,887 of debt payments made.

During the three months ended December 31, 2021, financing activities provided $413,100, consisting of $1,500,000 in proceeds from the issuance of debt and offset by $1,068,150 in debt payments made.

Given that our cash needs are strongly driven by our growth requirements, we also intend to maintain a cash reserve for other risk contingencies that may arise.

We intend to meet our cash requirements for the next 12 months through the use of the cash we have on hand and through business operations, future equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. We are also in discussions with various potential capital partners to provide additional debt capital for accretive acquisitions. We do not have any other arrangements in place to complete any private placement financings of debt and equity. There is no assurance that we will be successful in finding a capital partner to provide additional debt capital or any other such financings on terms that will be acceptable to us.

Off-Balance Sheet Arrangements

We are not currently a party to, or otherwise involved with, any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with US GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. Critical accounting policies and estimates in these condensed consolidated financial statements are those related to revenue recognition, valuation of options, warrants and debt discounts, carrying value of intangible assets subject to amortization, infinite life intangible assets and goodwill, stock-based compensation, and income taxes. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated. For a discussion of our critical accounting policies, refer to Part I, item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our annual report on Form 10-K for the year ended September 30, 2022. Management believes that there have been no material changes in our critical accounting policies during the three months ended December 31, 2022.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2022.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting subsequent to the fiscal year ended September 30, 2022, which were identified in connection with our management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company issued 1,164,032 shares of common stock for the conversion of debt, 1,045,000 shares of common stock related to the issuance of new debt and 142,273 shares of common stock were issued for services during the three months ended December 31, 2022.

2.	Subsequent Issuances:

Subsequent to December 31, 2022, the Company issued 785,506 shares of common stock for services.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

N/A.

ITEM 5.	OTHER INFORMATION

N/A.

ITEM 6.	EXHIBITS

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

Item 9 Labs Corp.

Date: February 14, 2023	By:	/s/ Michael Weinberger
	Name: Title:	Michael Weinberger Chief Executive Officer (Principal Executive Officer)

Date: February 14, 2023	By:	/s/ Robert Mikkelsen
	Name: Title:	Robert Mikkelsen Chief Financial Officer (Principal Financial Officer)

