Form 10-Q
period 2023-03-31
Item 9 Labs Corp.
filed 2023-05-22
CIK 1500123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 000-54730

ITEM 9 LABS CORP.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	96-0665018 (I.R.S. Employer Identification No.)

2111 E. Highland Ave., Suite B375, Phoenix, AZ 85016

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

As of May 22, 2023, there were 101,756,183 shares of the issuer's common stock, $0.0001 par value per share, outstanding.

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

ITEM 9 LABS CORP.

FORM 10-Q

March 31, 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEX	F-1
Condensed Consolidated Balance Sheets as of March 31, 2023 (Unaudited) and September 30, 2022	F-2
Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended March 31, 2023 and 2022	F-3
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three and Six Months Ended March 31, 2023 and 2022	F-4
Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2023 and 2022	F-5
Notes to Condensed Consolidated Financial Statements (Unaudited)	F-6

ITEM 9 LABS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2023	2022
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$101,150	$85,637
Accounts receivable, net	595,539	586,270
Inventory	2,640,763	2,464,222
Prepaid expenses and other current assets	343,984	417,096
Total current assets	3,681,436	3,553,225

Property and equipment, net	24,853,997	21,019,724
Right of use asset	912,767	938,687
Construction escrow deposits	4,784,752	7,717,908
Deposits	94,114	86,604
Other assets	3,600,754	655,598
Assets held for sale	6,815,000	6,815,000
Intangible assets, net	11,150,438	11,741,487
Goodwill	58,233,386	58,233,386
Total Assets	$114,126,644	$110,761,619

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$6,920,331	$6,422,196
Accrued payroll and payroll taxes	1,394,863	2,086,051
Accrued interest	6,389,259	3,070,415
Accrued expenses	1,748,939	3,328,222
Deferred revenue, current portion	174,997	219,992
Notes payable, current portion, net of discounts	21,521,790	15,924,033
Income tax payable	20,580	13,221
Operating lease liability, current portion	336,431	271,573
Convertible notes payable, net of discounts	3,129,172	3,750,000
Liabilities related to assets held for sale	5,500,000	5,500,000
Total current liabilities	47,136,362	40,585,703

Deferred revenue, net of current portion	419,608	335,859
Operating lease liability, net of current portion	600,849	682,752
Convertible notes payable, net of current portion and discounts	1,042,075	—
Notes payables, net of current portion and discounts	7,244,705	7,216,710

Total liabilities	56,443,599	48,821,024

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $.0001 per share, 2,000,000,000 shares authorized; 113,988,219 and 109,950,509 shares issued and 101,688,219 and 97,650,509 shares outstanding at March 31, 2023 and September 30, 2022	11,399	10,995
Additional paid-in capital	142,813,669	140,417,114
Accumulated deficit	(71,691,103)	(65,016,698)
Treasury stock	(13,450,000)	(13,450,000)

Total Item 9 Labs Corp. Stockholders' Equity	57,683,965	61,961,411
Non-controlling interest	(920)	(20,816)

Total Stockholders' Equity	57,683,045	61,940,595

Total Liabilities and Stockholders' Equity	$114,126,644	$110,761,619

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITEM 9 LABS CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended	For the three months ended	For the six months ended	For the six months ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Revenues, net	$5,663,007	$6,638,186	$10,666,886	$12,824,197
Cost of revenues	1,944,872	3,960,948	4,326,878	7,748,193
Gross profit	3,718,135	2,677,238	6,340,008	5,076,004

Operating expenses
Professional fees and outside services	1,157,858	556,721	2,013,518	1,214,166
Payroll and employee related expenses	2,202,639	3,055,244	4,392,463	5,205,950
Sales and marketing	385,022	613,902	672,971	1,053,338
Depreciation and amortization	378,008	442,477	757,364	881,612
Other operating expenses	890,615	786,167	1,385,164	1,632,835
Provision for (recovery of) bad debt	—	(5,000)	—	(5,000)
Total expenses	5,014,142	5,449,511	9,221,480	9,982,901

Loss from operations	(1,296,007)	(2,772,273)	(2,881,472)	(4,906,897)

Other income (expense)
Interest expense	(2,107,310)	(1,097,373)	(3,769,163)	(2,307,763)
Other income (expense)	—	318	3,485	318
Total other income (expense), net	(2,107,310)	(1,097,055)	(3,765,678)	(2,307,445)

Net loss, before income tax provision (benefit)	(3,403,317)	(3,869,328)	(6,647,150)	(7,214,342)

Income tax provision (benefit)	3,619	3,324	7,359	3,324

Net loss	(3,406,936)	(3,872,652)	(6,654,509)	(7,217,666)
Less: Net net income attributable to non-controlling interest	9,785	5,426	19,896	5,426

Net loss attributable to Item 9 Labs Corp.	$(3,416,721)	$(3,878,078)	$(6,674,405)	$(7,223,092)

Basic net loss per common share	$(0.03)	$(0.04)	$(0.07)	$(0.08)

Basic weighted average common shares outstanding	101,076,982	95,271,726	100,008,166	95,088,960

Diluted net loss per common share	$(0.03)	$(0.04)	$(0.07)	$(0.08)

Diluted weighted average common shares outstanding	101,076,982	95,271,726	100,008,166	95,088,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITEM 9 LABS CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

THREE AND SIX MONTHS ENDED MARCH 31, 2023 AND 2022

	Item 9 Labs Corp. Equity
			Additional				Non-
	Common Stock		Paid-in	Treasury Stock		Accumulated	Controlling
	Shares	Amount	Capital	Shares	Amount	(Deficit)	Interest	Total
Balance at September 30, 2021	107,074,417	$10,707	$133,414,830	(12,300,000)	$(13,450,000)	$(33,874,094)	$—	$86,101,443

Stock issued for debt inducement	142,365	14	128,348	—	—	—	—	128,362
Warrants issued with debt	—	—	574,239	—	—	—	—	574,239
Beneficial conversion features	—	—	470,047	—	—	—	—	470,047
Issuance of shares for services	16,666	2	25,830	—	—	—	—	25,832
Stock based compensation	—	—	507,294	—	—	—	—	507,294
Stock issued on exercise of options	9,896	1	(1)	—	—	—	—	—
Net loss	—	—	—	—	—	(3,345,014)	—	(3,345,014)
Balance at December 31, 2021	107,243,344	10,724	135,120,587	(12,300,000)	(13,450,000)	(37,219,108)	—	84,462,203

Stock issued for cash, net	278,000	28	288,813	—	—	—	—	288,841
Stock issued for acquisition	69,892	7	64,993	—	—	—	—	65,000
Stock issued for licenses	300,000	30	335,970	—	—	—	—	336,000
Stock issued for debt issuance	25,000	2	24,998	—	—	—	—	25,000
Beneficial conversion features	—	—	25,000	—	—	—	—	25,000
Issuance of shares for services	335,159	34	328,466	—	—	—	—	328,500
Stock based compensation	—	—	1,091,560	—	—	—	—	1,091,560
Stock issued on exercise of options	18,033	2	(2)	—	—	—	—	—
Non-controlling interest	—	—	—	—	—	—	15,633	15,633
Net loss	—	—	—	—	—	(3,878,078)	5,426	(3,872,652)
Balance at March 31, 2022	108,269,428	$10,827	$137,280,385	(12,300,000)	$(13,450,000)	$(41,097,186)	$21,059	$82,765,085

Balance at September 30, 2022	109,950,509	$10,995	$140,417,114	(12,300,000)	$(13,450,000)	$(65,016,698)	$(20,816)	$61,940,595
Stock issued for debt conversion	1,164,032	116	309,463	—	—	—	—	309,579
Stock issued for debt issuance	1,045,000	105	246,715	—	—	—	—	246,820
Beneficial conversion features	—	—	5,000	—	—	—	—	5,000
Issuance of shares for services	142,723	14	49,986	—	—	—	—	50,000
Stock based compensation	—	—	1,053,190	—	—	—	—	1,053,190
Net loss	—	—	—	—	—	(3,257,684)	10,111	(3,247,573)
Balance at December 31, 2022	112,302,264	11,230	142,081,468	(12,300,000)	(13,450,000)	(68,274,382)	(10,705)	60,357,611

Stock issued for debt issuance	337,500	34	42,876	—	—	—	—	42,910
Issuance of stock for services	1,348,455	135	229,865	—	—	—	—	230,000
Stock based compensation	—	—	459,460	—	—	—	—	459,460
Net loss	—	—	—	—	—	(3,416,721)	9,785	(3,406,936)
Balance at March 31, 2023	113,988,219	$11,399	$142,813,669	(12,300,000)	$(13,450,000)	$(71,691,103)	$(920)	$57,683,045

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITEM 9 LABS CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended	For the six months ended
	March 31, 2023	March 31, 2022
Operating Activities:
Net loss	$(6,654,509)	$(7,217,666)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	166,315	146,078
Amortization of intangible assets	591,049	735,534
Amortization of right of use assets	128,263	29,964
Amortization of debt discounts	1,004,903	1,728,325
Common stock issued for services	280,000	271,925
Stock based compensation expense	1,512,650	1,598,854
Recovery of bad debt	—	(5,000)
Employee retention credits received	(952,805)	—
Loss on disposal of fixed assets	30,952	10,841
Changes in operating assets and liabilities:
Accounts receivable	(9,269)	271,277
Inventory	(176,541)	1,587,365
Prepaid expenses and other assets	(372,044)	(234,057)
Deposits	(7,510)	(98,701)
Accounts payable	817,087	1,810,603
Accrued payroll and payroll taxes	261,617	(32,658)
Income tax payable	7,359	3,324
Accrued interest	1,736,294	324,397
Accrued expenses	684,767	(320,350)
Deferred revenue	38,754	(209,996)
Operating lease liability	(119,388)	(26,247)
Net Cash Provided by (Used in) Operating Activities	(1,032,056)	373,812

Investing Activities:
Cash paid for acquisition	—	(70,724)
Purchases of property, equipment and construction in progress	(5,331)	(3,235,125)
Cash received for note receivable	—	5,000
Cash received from construction escrow accounts	—	794,807
Cash acquired in acquisition	—	6,143
Cash paid to acquisition escrow accounts	—	(381,932)
Purchase of license	—	(1,130,872)
Net Cash Used in Investing Activities	(5,331)	(4,012,703)

Financing Activities:
Proceeds from the sale of common stock	—	288,841
Payment of debt discount	—	(35,750)
Proceeds from the issuance of debt	1,585,000	3,980,762
Payment of debt	(532,100)	(1,944,294)
Net Cash Provided by Financing Activities	1,052,900	2,289,559

Net Increase (Decrease) in Cash	15,513	(1,349,332)

Cash and cash equivalents- Beginning of Period	85,637	1,454,460

Cash and cash equivalents - End of Period	$101,150	$105,128

Supplemental disclosure of cash flow information:
Interest paid in cash	$782,603	$1,990,720
Income taxes paid in cash	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Stock issued for acquisitions	$—	$65,000
Stock issued for acquisition of a license	$—	$336,000
Stock and warrants issued for debt and acquisition	$289,730	$777,433
Non-controlling interest	$—	$15,633
Stock issuance costs paid in stock	$—	$89,645
Debt issued for acquisition of a license	$—	$200,000
Debt proceeds used to pay debt discounts	$327,000	$80,000
Transfer of accrued interest to debt	$789,308	$1,762
Land purchased with escrow funds and deposit	$—	$3,000,000
Stock issued to pay accounts payable and prepay expenses	$280,000	$292,500
Operating lease right of use asset and liability	$515,858	$603,542
Cancellation of operating lease right of use asset and liability	$413,515	$—
Beneficial conversion feature on convertible debt	$5,000	$495,047
Construction in progress paid with escrow funds	$2,933,156	$4,937,018
Stock issued for conversion of debt	$309,579	$—
Accrued debt discount fees	$75,000	$75,000
Debt discount amortization capitalized to construction in progress	$1,041,448	$1,763,399
Accounts payable and accrued liabilities capitalized in construction in progress	$2,984,761	$272,981
Debt proceeds used to fund other assets	$2,500,000	$—
Accounts payable converted debt	$294,838	$—

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

Item 9 Labs is a holding company, investing in cannabis and cannabis-related businesses. Its subsidiaries currently compete in two different market segments: (1) producing of cannabis and cannabis-derived products and technologies through its Item 9 Labs brand (“Cultivation”), which is currently distributed through out the State of Arizona in licensed medical and adult-use dispensaries; and (2) sell medical and adult-use cannabis dispensary franchises under its franchise brand “Unity Rd.” (“Franchising”).

In March 2021, the Company closed on the acquisition of OCG, Inc, dba Unity Rd., a dispensary franchisor, with the effect of OCG, Inc. becoming a wholly owned subsidiary of the Company. Unity Rd. has agreements with more than twenty (20) entrepreneurial groups to open more than thirty (30) Unity Rd. retail dispensary locations in more than ten (10) states. The majority of the locations are in the licensing process. We currently have two franchisees operating in Hartford, South Dakota and Boulder, Colorado. Unity Rd will be the vehicle to bring Item 9 Labs products across the United States and internationally, while keeping dispensaries locally owned and operated, empowering entrepreneurs to operate their business and contribute to their local communities. As the Unity Rd dispensaries achieve sufficient market penetration, Item 9 Labs aims to offer its products in those locations to expand the distribution footprint of its premium product offerings.

Principles of Consolidation

The accompanying condensed consolidated financial statements of the Company as of March 31, 2023 have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and do not include all of the information and notes necessary for a presentation of financial position and results of operations in accordance with US GAAP and should be read in conjunction with our September 30, 2022 audited financial statements filed with the SEC on our Form 10-K on January 13, 2023. It is management's opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. We derived the September 30, 2022 condensed consolidated balance sheet data from audited financial statements, however, we did not include all disclosures required by US GAAP. The results for the interim periods ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending September 30, 2023.

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

Accounting Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. Significant estimates of the Company include but are not limited to accounting for depreciation and amortization, current and deferred income taxes, inventory, accruals and contingencies, carrying value of fixed assets, construction in progress, goodwill and intangible assets, the fair value of common stock and the estimated fair value of stock options and warrants. Due to the uncertainties in the formation of accounting estimates, and the significance of these items, it is reasonably possible that these estimates could be materially changed in the near term.

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

All of the Company's cultivation revenue is associated with a customer contract that represents an obligation to provide cannabis products that are delivered at a single point in time.  For the three months ended March 31, 2023 and 2022, 97% of the Company's net revenue was generated from performance obligations completed in the state of Arizona.

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

Franchising revenue

The Company enters into franchise agreements and consulting agreements. The franchise agreement allows the franchisee to, among other things, establish a franchised outlet under the Company’s Unity Rd. brand. Under the consulting agreements, the Company assists customers with applying for and being awarded a retail cannabis license through the state license application process. The initial franchise fee and the consulting fee are due upon execution of the related agreement. These payments are deferred on the condensed consolidated balance sheet. The initial franchise fee is recognized into revenue ratably over the term of the agreement and the consulting fee is recognized at the time the performance obligation has been satisfied. Revenue recognized during the three months ended March 31, 2023 and 2022 that was included in deferred revenue at September 30, 2022 and 2021 was $6,248 and $204,998, respectively. Revenue recognized during the six months ended March 31, 2023 and 2022 that was included in deferred revenue at September 30, 2022 and 2021 was $61,246 and $209,996, respectively.

Disaggregation of Revenue

The following table presents our revenue disaggregated by source.

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
Cultivation segment
Flower	$614,057	$943,957	$1,217,149	$2,021,168
Vape products	4,258,825	4,655,541	8,005,795	8,904,891
Concentrates and other cannabis products	515,727	694,351	935,655	1,469,942
Accessories	101,806	64,040	142,905	103,106
	5,490,415	6,357,889	10,301,504	12,499,107
Franchising segment
Franchising revenue	59,133	228,080	160,985	258,498

Corporate
Dispensary sales revenue	113,459	33,322	204,397	33,322
Other	—	18,895	—	33,270
	113,459	52,217	204,397	66,592
	$5,663,007	$6,638,186	$10,666,886	$12,824,197

Net Loss Per Share

Basic net loss per share does not include dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects the potential dilution of securities that could share in the losses of an entity. Dilutive securities are not included in the weighted average number of shares when inclusion would be anti-dilutive. The following table summarizes the securities outstanding at March 31, 2023 and 2022 that were excluded from the diluted net loss per share calculation for the three and six months ended March 31, 2023 and 2022 because the effect of including these potential shares was antidilutive due to the Company’s net loss.

	2023	2022
Potentially dilutive common share equivalents
Options	9,040,096	6,237,693
Warrants	49,370,537	47,938,030
Convertible notes	23,912,551	2,661,571
Non-vested common stock	360,000	—
Potentially dilutive shares outstanding	82,683,184	56,837,294

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

The Company also analyzes conversion options embedded with debt to determine if the conversion options are required to be bifurcated and accounted for at fair value at each reporting period or to determine if there is a beneficial conversion feature. At March 31, 2023 and September 30, 2022, none of the conversion options embedded in the Company’s debt were required to be bifurcated.

The Company analyzes the terms of its debt amendments to determine if the changes made to the terms have affected the debt’s cash flows. If the debt’s cash flows have been affected, the Company then determines if the amendment should be accounted for as a troubled debt restructuring, an extinguishment or a modification and the appropriate accounting model is applied.

Segment Reporting

The Company defines operating segments as components about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company allocates its resources and assesses the performance of its sales activities based on the services performed by its subsidiaries. For the three and six months ended March 31, 2023 and 2022, the Company has identified two segments: the cultivation, production and sale of cannabis and cannabis derived products and technologies (“Cultivation”) and the sales of Unity Rd. franchises to dispensaries (“Franchising”).

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

Employer Retention Credit

During the six months ended March 31, 2023, the Company received $952,805 of tax credits in accordance with the Employer Retention Credit (“ERC”) program, authorized by the Coronavirus Aid, Relief, and Economic Security (CARES) Act, as amended. The Company’s policy is to account for the ERC as a grant using guidance analogous to government grants found in IAS 20, Accounting for Government Grants and Disclosure of Government Assistance. In accordance with this guidance, the ERC is recognized as a reduction to Payroll and employee related expenses on the statement of operations when there is reasonable assurance that the Company will receive the ERC.

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

Note 2 – Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with US GAAP, which contemplates continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and has incurred net losses since its inception. These losses, with the associated substantial accumulated deficit, are a direct result of the Company’s planned ramp up period as it is pursuing market acceptance and geographic expansion. In view of these matters, realization of a major portion of the assets in the accompanying condensed consolidated balance sheets is dependent upon continued operations of the Company which in turn is dependent upon the Company’s ability to meet its financing requirements, and the success of its future operations. The Company operates in a new, developing industry with a variety of competitors. The Company is in default on numerous financial obligations and its property in Arizona is currently in the foreclosure process. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3 – Inventory

Inventory consisted of the following at March 31, 2023 and September 30, 2022.

	March 31,	September 30,
	2023	2022
Raw materials and work in process	$1,320,760	$1,209,892
Finished goods	994,714	835,420
Packaging and other	325,289	418,910
	$2,640,763	$2,464,222

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

At March 31, 2023, the $250,000 down payment was paid and is included in Other Assets on the condensed consolidated balance sheets. At March 31, 2023, this acquisition has not yet been finalized. As such, the effects of this acquisition, which is expected to be accounted for under ASC 805, Business Combinations, have not been included in the Company’s condensed consolidated balance sheet or statement of operations as of and for the three and six months ended March 31, 2023. Given the current capital constraints of the Company and the market as a whole, it is unlikely that this acquisition will be closed.

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

At March 31, 2023, the $156,902 Exclusivity Deposit has been paid and is included in Other Assets on the condensed consolidated balance sheets. In addition, at March 31, 2023, the Company has placed $3.0 million in a deposit account related to the potential financing for this acquisition. The $3.0 million deposit is included in Other assets on the condensed consolidated balance sheet. At March 31, 2023, this acquisition has not yet been finalized. As such, the effects of this acquisition, which is expected to be accounted for under ASC 805, Business Combinations, have not been included in the Company’s condensed consolidated balance sheet or statement of operations as of and for the three and six months ended March 31, 2023. The Company can provide no assurance that it will be successful in finalizing this acquisition.

Note 5 – Variable Interest Entity

In January 2022, the Company signed a Co-Management Agreement with a dispensary in Oklahoma for a term of three years. Under the terms of the Co-Management Agreement, the Company purchased substantially all of the assets of a dispensary, excluding cannabis and cannabis related products and licenses, and assumed the dispensary’s lease. Further, under the Co-Management Agreement, the Company is to operate, staff, and otherwise manage the day-to-day operations of the dispensary. The Company shall also pay all claims, costs and liabilities associated with operating the dispensary. See Note 14.

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

The assets of the VIE cannot be used to settle obligations of the Company or its wholly owned subsidiaries. However, liabilities recognized as a result of consolidating the VIE do represent additional claims on the Company’s general assets.

The following table presents the carrying values of the assets and liabilities of the entity that is a VIE and consolidated by the Company at March 31, 2023 and September 30, 2022.

	March 31,	September 30,
	2023	2022
Assets
Current assets
Inventory	$15,798	$26,909
Total assets	$15,798	$26,909

Liabilities
Current liabilities
Income tax payable	$20,580	$13,221
Total liabilities	$20,580	$13,221

The following table presents the operations (after intercompany eliminations) of the entity that is a VIE and consolidated by the Company for the three and six months ended March 31, 2023.

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
Revenues, net	$29,339	$33,337	$60,355	$33,337
Cost of revenue	15,935	23,017	33,100	23,017
Gross profit	13,404	10,320	27,255	10,320
Income tax expense	3,619	3,324	7,359	3,324
Net income	$9,785	$6,996	$19,896	$6,996

Note 6 - Property and Equipment, Net

The following represents a summary of our property and equipment as of March 31, 2023 and September 30, 2022:

	March 31,	September 30,
	2023	2022
Cultivation and manufacturing equipment	$674,374	$612,137
Computer equipment and software	270,795	270,795
Leasehold improvements	63,788	63,788
Buildings and improvements	2,811,340	2,811,340
	3,820,297	3,758,060
Accumulated Depreciation	(943,788)	(777,473)
	2,876,509	2,980,587
Land	3,455,563	3,455,563
Construction on progress	18,521,925	14,583,574
Property and Equipment, Net	$24,853,997	$21,019,724

During the six months ended March 31, 2022, the Company completed the purchase of 44 acres of land from a related party for $3.0 million plus expenses. The land-owner is one of the original members of BSSD and a current employee of the Company.

Construction in progress relates to multiple capital projects ongoing during the six months ended March 31, 2023, including the construction of the Nevada facility and the expansion of the Arizona facility. Construction in progress also includes interest and fees on debt that is directly related to the financing of the Company’s capital projects.

Depreciation expense for the three months ended March 31, 2023 and 2022 was $83,746 and $74,710, respectively. Depreciation expense for the six months ended March 31, 2023 and 2022 was $166,315 and $146,078, respectively.

Note 7 – Debt

 Convertible Notes

		Maturity	Annual Interest	Balance at	Balance at	Conversion
	Effective Date	Date	Rate	March 31, 2023	September 30, 2022	Price
C-2	3/23/2020	9/23/2020	15%	$1,100,000	$1,100,000	See C-2
C-3	8/15/2011	8/15/2012	8%	—	20,000	$0.50
C-7	9/29/2021	1/1/2023	10%	325,000	275,000	0.35
C-8	9/29/2021	1/1/2023	10%	650,000	550,000	0.35
C-9	10/1/2021	1/1/2023	10%	975,000	825,000	0.35
C-10	10/29/2021	5/31/2023	18%	750,000	750,000	1.50
C-11	2/21/2022	8/31/2022	24%	230,000	230,000	1.10
C-12	10/24/2022	10/24/2024	15%	250,000	—	0.31
C-13	12/13/2022	12/13/2024	15%	50,000	—	0.25
C-14	12/13/2022	12/13/2024	15%	50,000	—	0.25
				4,380,000	3,750,000
		Less: unamortized discounts		(208,753)	—
				$4,171,247	$3,750,000

(C-2) Convertible Viridis Note

On March 23, 2020 the Company borrowed proceeds from a related party, Viridis I9 Capital LLC (“Viridis”), in the amount of $1.1 million. The note is convertible at the lesser of a) $1.00 per share or, b) 20% discount to the ten day average closing price of the Company’s common stock, immediately prior to the conversion date. All principal and interest were due on the maturity date. At March 31, 2023 the Company was not in compliance with the terms of the Viridis note. The convertible Viridis note included a provision for the issuance of 5,000,000 warrants exercisable into the Company’s common stock. The exercise price on the warrants is $0.75 and the warrants have a term of 5 years.

(C-3) Other Convertible Note

The outstanding principal and accrued interest of C-3 was converted into 5,714 shares of the Company’s common stock during the six months ended March 31, 2023.

(C-7, C-8) Convertible Lucas Ventures and LGH Investments Notes

These two convertible notes were amended effective January 1, 2023 to, among other terms, extend the maturity date to June 30, 2023 and to pledge the Company’s Colorado Retail Marijuana License as security for the note. As part of the amendment for C-7, the Company increased the principal amount due on the note to $325,000. As part of the amendment for C-8, the Company issued 168,750 shares of common stock, valued at $21,455 and increased the outstanding principal balance to $650,000. The value of the stock issuance and the increase in principal amounts were recorded as a convertible debt discount and are being amortized to interest expense over the term of the notes.

(C-9) Convertible Tysadco Note

This note was amended effective January 1, 2023 to, among other terms, extend the maturity date to June 30, 2023 and to pledge the Company’s Colorado Retail Marijuana License as security for the note. As part of the amendment, the Company issued 168,750 shares of common stock, valued at $21,455 and increased the outstanding principal amount to $975,000. The value of the stock issuance and the increase in principal amount were recorded as a convertible debt discount and are being amortized to interest expense over the term of the note.

(C-10) Convertible *Individual* Note

This note was amended effective March 31, 2023 to, among other terms, extend the maturity date to May 31, 2024 and to increase the interest rate to 17.5%. As part of this amendment, combined with the amendments for notes (x) and (dd) below, the Company agreed to pay an extension fee of $75,000 on June 1, 2023. This extension fees was accrued at March 31, 2023 and the resulting discount is being amortized to interest expense over the term of the notes.

(C-11) Convertible *Individual* Note

At March 31, 2023, Note C-11 was in default and the Company is working with the lenders to cure the default. As a result of the default, the Company is accruing an additional $2,500 of monthly default interest.

(C-12) *Individual* Note

On October 24, 2022, the Company entered into a Secured Convertible Promissory Note in the amount of $250,000, which is payable at maturity on October 24, 2024. Interest on the note is 15% per annum and is payable quarterly. This note is secured by a first priority security interest in all assets of OCG Management Ontario Inc., a wholly owned subsidiary of the Company, until such time as the pending Sessions acquisition is finalized (see Note 4). Upon the finalization of the pending Sessions acquisition, this note will be secured by a second priority security interest in all assets of OCG Management Ontario, Inc. The outstanding principal and any accrued interest are convertible into shares of the Company’s common stock at $0.31 per share. The Company issued 75,000 shares of its common stock, valued at $15,000, as part of the note agreement. The debt and shares of common stock were recorded at their relative fair values. The resulting discount of $15,000 is amortized to interest expense over the term of the debt.

(C-13) *Individual* Note

On December 13, 2022, the Company entered into a Secured Convertible Promissory Note in the amount of $50,000, with a member of its board of directors. The note is payable at maturity on December 13, 2024. Interest on the note is 15% per annum and is payable quarterly. This note is secured by a first priority security interest in all assets of OCG Management Ontario Inc., a wholly owned subsidiary of the Company, until such time as the pending Sessions acquisition is finalized (see Note 4). Upon the finalization of the pending Sessions acquisition, this note will be secured by a second priority security interest in all assets of OCG Management Ontario, Inc. The outstanding principal and any accrued interest is convertible into shares of the Company’s common stock at $0.25 per share. The Company issued 10,000 shares of its common stock, valued at $2,500, as part of this note agreement. The debt included a beneficial conversion feature after consideration of the relative fair value of the shares of common stock. The debt and shares of common stock were recorded at their relative fair values, along with the beneficial conversion feature. The resulting discount of $5,000 is amortized to interest expense over the term of the debt.

(C-14) *Individual* Note

On December 13, 2022, the Company entered into a Secured Convertible Promissory Note in the amount of $50,000, which is payable at maturity on December 13, 2024. Interest on the note is 15% per annum and is payable quarterly. This note is secured by a first priority security interest in all assets of OCG Management Ontario Inc., a wholly owned subsidiary of the Company, until such time as the pending Sessions acquisition is finalized (see Note 4). Upon the finalization of the pending Sessions acquisition, this note will be secured by a second priority security interest in all assets of OCG Management Ontario, Inc. The outstanding principal and any accrued interest is convertible into shares of the Company’s common stock at $0.25 per share. The Company issued 10,000 shares of its common stock, valued at $2,500, as part of this note agreement. The debt included a beneficial conversion feature after consideration of the relative fair value of the shares of common stock. The debt and shares of common stock were recorded at their relative fair values, along with the beneficial conversion feature. The resulting discount of $5,000 is amortized to interest expense over the term of the debt.

The future minimum payments of the Company’s convertible debt obligations as of March 31, 2023 are as follows. The unamortized discount will be amortized through December 2024.

Year ended
March 31,	Amount
2024	$3,280,000
2025	1,100,000
4,380,000
Unamortized discount	(208,753)
4,171,247
Less: current portion	(3,129,172)
$1,042,075

Notes Payable

		Maturity	Annual Interest	Balance at	Balance at
	Effective Date	Date	Rate	March 31, 2023	September 30, 2022	Secured by
f	5/1/2020	11/1/2023	10%	$1,386,370	$1,386,370	2nd DOT AZ property
h	5/1/2020	5/1/2023	15%	283,666	283,666	N/A
l	7/22/2022	7/31/2023	36%	2,362,354	1,823,405	Future revenues; shares of Company stock
o	3/19/2021	4/1/2024	10%	255,803	637,114	N/A
p	2/1/2021	7/15/2023	15%	167,739	220,590	N/A
q	8/6/2021	3/1/2023	16%	13,500,000	13,500,000	1st AZ property and other personal property
r	8/6/2021	3/1/2023	16%	5,500,000	5,500,000	1st NV property and other personal property
s	9/30/2021	12/31/2021	18%	—	500,000	Restricted common stock
u	11/2/2022	7/18/2024	25%	553,618	548,082	Future revenues
w	3/4/2022	5/21/2024	15%	6,203,930	5,253,256
x	3/10/2022	5/31/2024	18%	250,000	250,000	N/A
y	3/2/2022	8/1/2023	5%	145,388	165,388	N/A
z	7/20/2022	4/30/2023	36%	576,965	426,558	Future revenues
aa	10/28/2022	1/31/2023	70%	2,000,000	—	Deposit account holding the funds
bb	11/2/2022	3/28/2023	41%	691,931	—	Future revenues
cc	10/26/2022	11/16/2022	71%	326,680	—	Deposit account holding the funds
dd	11/3/2022	5/3/2023	18%	500,000	—	N/A
ee	11/1/2022	12/20/2022	1%	25,922	—	N/A
ff	2/17/2023	11/1/2025	18%	241,594	—	N/A
				34,971,960	30,494,429
	Less: liabilities related to assets held for sale			(5,500,000)	(5,500,000)
		Less: unamortized discounts		(705,465)	(1,853,686)
				$28,766,495	$23,140,743

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

On May 1, 2020, under a troubled debt restructuring, the Company renegotiated the $1,200,000 note payable. As part of the restructuring, the Company issued 1,555,556 warrants exercisable into the Company's common stock. The warrants have an exercise price of $1.00 and a term of 5 years. Accrued interest in the amount of $186,370 was added to the principal balance of the note, making the total principal $1,386,370. Interest only payments of $11,553 shall be paid monthly until November 1, 2020 at which time monthly principal and interest payments of $28,144 are required for 36 months, with a balloon payment of all outstanding principal and interest due upon the note's maturity. The note also entitles Viridis to a gross revenue participation of the Arizona Operations equal to 1% of the gross sales (up to $20,000 monthly) upon the maturity of the note and for the subsequent 5 year period. The debt and warrants were recorded at their relative fair values. The resulting discount is amortized to interest expense over the term of the debt. At March 31, 2023 the Company was not in compliance with the terms of the Viridis AZ note.

(h) Viridis (unsecured)

The Company's subsidiary, BSSD Group, LLC borrowed $269,000 from Viridis, a related party, in December 2019. This note bears annualized interest at 15%. On May 1, 2020, under a troubled debt restructuring, the Company renegotiated the $269,000 note payable. Accrued interest in the amount of $14,666 was added to the principal balance of the note, making the total principal $283,666. As part of the restructuring, the Company issued 400,000 warrants exercisable into the Company's common stock. The warrants have an exercise price of $.05 and a term of 5 years. Payments of principal and interest in the amount of $9,833 are due monthly, with a balloon payment of all outstanding principal and interest is due upon the note's maturity. The debt and warrants were recorded at their relative fair values. The resulting discount is amortized to interest expense over the term of the debt. At March 31, 2023 the Company was not in compliance with the terms of this note.

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

Effective March 31, 2022, the debt was amended to extend the maturity date to June 30, 2022, interest payments were due on April 1, May 1 and June 1, 2022. Principal payments in the amount of $50,000 were due on April 15, May 15 and June 15, 2022 and a final balloon payment of outstanding principal and interest in the amount of $223,972 was due on June 30, 2022. On January 20, 2023, the Company and Stockbridge Enterprises, a related party, entered into the third amendment of the outstanding promissory note. The amendment calls for monthly principal and interest payments of $25,000 with a final balloon payment of all outstanding principal and interest of $102,156 due at maturity on July 15, 2023. Subsequent to March 31, 2023, this note was in default and the Company is working with the lender to cure the default.

(q, r) Pelorus Notes

The Company entered into two notes payable with Pelorus Fund REIT, LLC in August 2021. The total $19,000,000 borrowing has a term of 18 months. Interest only payments in the amount of $253,333 are due monthly and all outstanding principal and interest are due on the maturity date. Upon payment in full of these notes, an exit fee of 1% of the then outstanding balance is payable to the lender. The Company has accrued this success fee and it was amortized to interest expense over the term of the notes. The notes included warrants to purchase a total of 2,850,000 shares of the Company’s common stock for $1.75 per share, with a 3.5 year term. The debt and warrants were recorded at their relative fair values. The resulting discount was amortized to interest expense over the term of the debt. The Pelorus notes are currently in default.

On March 30, 2023, the Company and the Company’s Board of Directors became aware that Pelorus Fund REIT, LLC (“Pelorus”) filed a Notice of Trustee’s Sale on March 16, 2023 with respect to the Construction Loan and Security Agreement dated as of August 25, 2021 by and between 938287AZ and Pelorus and the trust deed recorded October 29, 2021. The Company had been in discussions with Pelorus to restructure the loan and to avoid the Foreclosure, but those discussions have not yet resulted in an agreement. As of the date of the filing of this Form 10-Q none of the Company, the Board or the Company’s management have received any formal notice from Pelorus or any regulatory bodies regarding this Foreclosure.

The Company has taken steps to protect its interests in the property, including retaining legal counsel to represent the Company in the Foreclosure, which is set to occur June 16, 2023. The Company is currently evaluating the potential impact of the Foreclosure on its financial statements, liquidity, and operations. See Item 3. Defaults Upon Senior Securities in Part II, Other Information, of this Form 10-Q.

(s) Viridis $500,000

On September 30, 2021, the Company borrowed $500,000 from Viridis Group I9 Capital LLC, a related party. The proceeds of the debt were used to make a payment on the then outstanding unpaid payroll tax liability. The debt and warrants were recorded at their relative fair values. The resulting discount in the amount of $284,534 was amortized to interest expense over the term of the debt. During the six months ended March 31, 2023, this debt and related accrued interest were combined with other Viridis outstanding debt and related accrued interest into one Unsecured Promissory Note. See (w) below.

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

(x) *Individual* Note

On March 10, 2022, the Company entered into a short-term promissory note for $250,000. The short-term promissory note was due and payable in monthly payments of interest only, with all principal and any accrued and unpaid interest due at maturity. Effective September 30, 2022, this note was amended to extend the maturity date to March 31, 2023. As part of the amendment, the Company issued 100,000 shares of its common stock, valued at $40,000. This note was amended effective March 31, 2023 to, among other terms, extend the maturity date to May 31, 2024 and to decrease the interest rate to 17.5%. As part of this amendment, combined with the amendments for notes (C-10) above and (dd) below, the Company agreed to pay an extension fee of $75,000 on June 1, 2023. This extension fees was accrued at March 31, 2023 and the resulting discount is being amortized to interest expense over the term of the notes.

(y) Nebrina Adams County Note

Effective with the close of the Adams County acquisition, the Company entered into a note for $200,000 with the seller as part of the purchase price. The note is payable in six installments on the last day of each three-month period following the Closing Date. At March 31, 2023, this note was in default.

(aa) *Individual* Note

On October 28, 2022, the Company entered into a Secured Short Term Promissory Note in the amount of $2.0 million. Principal and interest in the amount of $2.35 million was due at maturity on January 31, 2023. The Company issued 650,000 shares of its common stock, valued at $166,819, to the lender as part of the note agreement. The debt and shares of common stock were recorded at their relative fair values. The resulting discount of $166,819 was amortized to interest expense over the term of the debt. Subsequent to March 31, 2023, the maturity date of this note was extended to the earlier of: (1) June 1, 2023; or (2) the outcome of the Sessions transaction, whether it closes or, alternatively, is terminated.

(bb) Lendspark 2 Note

On November 2, 2022, the Company entered into a short-term financing arrangement with Lendspark. The Company received proceeds of $750,000. Payments of $1,720 were paid daily for the first three months, and were extended through May 19, 2023, and then payments of $19,658 are to be paid daily until a total of $862,500 has been repaid.

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

(dd) *Individual* Note

On November 3, 2022, the Company entered into a short-term promissory note in the amount of $500,000. Interest only payments are due monthly and all principal and any unpaid interest are due at maturity. The Company issued 300,000 shares of its common stock, valued at $60,000, to the lender as part of the note agreement. The debt and shares of common stock were recorded at their relative fair values. The resulting discount of $60,000 is amortized to interest expense over the term of the debt. This note was amended effective March 31, 2023 to, among other terms, extend the maturity date to May 31, 2024 and to decrease the interest rate to 17.5%. As part of this amendment, combined with the amendments for notes (C-10) and (x) above, the Company agreed to pay an extension fee of $75,000 on June 1, 2023. This extension fees was accrued at March 31, 2023 and the resulting discount is being amortized to interest expense over the term of the notes.

(ee) VGI Citadel Note

As part of the lease termination of the Company’s corporate office (see Note 9), the Company entered into a note payable with VGI Citadel LLC, a related party, for $25,922, the amount of rent owed at the time of termination. The note carries an interest rate of 1% per annum, compounding weekly, and matured on December 20, 2022. This note is currently in default and the Company is working with the lender to cure the default.

(ff) Accounts payable converted to a Note

On February 17, 2023, the Company converted outstanding accounts payable owed to a single vendor to a note payable in the amount of $256,415. Principal and interest payments in the amount of $10,000 are due monthly.

The future minimum payments of the Company’s notes payable obligations as of March 31, 2023 are as follows. The unamortized discount will be amortized through July 2024.

Year ended
March 31,	Amount
2024	$27,727,256
2025	7,185,514
2026	59,190
34,971,960
Less: liabilities related to assets held for sale	(5,500,000)
Less: unamortized discount	(278,831)
Less: imputed interest	(426,634)
28,766,495
Less: current portion	(21,521,790)
$7,244,705

A summary of interest expense for the three and six months ended March 31, 2023 and 2022 is as follows.

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
Amortization of debt discounts	$1,136,185	$1,626,013	$2,089,261	$3,491,724
Stated interest paid or accrued	2,051,950	1,361,523	4,059,245	2,565,455
Finance charges and other interest	14,916	2,178	22,161	2,995
	3,203,051	2,989,714	6,170,667	6,060,174
Less: interest capitalized to construction in progress	(1,095,741)	(1,892,341)	(2,401,504)	(3,752,411)
	$2,107,310	$1,097,373	$3,769,163	$2,307,763

Note 8 - Concentrations

For the six months ended March 31, 2023 and 2022, 97% and 98%, respectively, of the Company's revenue was generated from a single customer. Given the agreement with the license holder, although the Company’s products are distributed to numerous dispensaries throughout Arizona, all sales are made through the license holder. The Company's wholly owned subsidiary provides cannabis products to this customer under a three-year Cultivation Management Services Agreement that commenced on April 1, 2020. This agreement has been extended through August 11, 2023. Provisions of the agreement require 30-day written notice to terminate except for the following circumstances, in which case the agreement is cancellable with no notice: (i) uncured default; (ii) gross negligence, intentional, or willful misconduct by either party; (iii) federal or state enforcement action against either party; (iv) any change or revocation of state or local law that has the effect of prohibiting the legal operation of the Cultivation Facility; (v) the dispensary license renewal is not approved; (vi) the dispensary fails to maintain its dispensary license in good standing with the regulators resulting in the revocation of the dispensary license. Two of our license holder’s customers that the Company’s products are distributed to account for approximately 50% and 11%, respectively, of our cultivation revenue for the six months ended March 31, 2023. Should our products no longer be distributed to these customers of our license holder, it would have a material adverse effect on our operations.

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

The Company entered into a 60 month lease with VGI Citadel LLC, a related party, to rent office space for its corporate headquarters which began in June 2019. The monthly lease payments were $6,478 for the first twelve months and include all utilities and an estimated amount for common area maintenance and real estate taxes. The monthly lease payments increase to $6,653, $6,828, $7,003, and $7,178 for years two through five, respectively. Rent expense for the three months ended March 31, 2023 and 2022 on this lease was nil and $20,957, respectively. Rent expense for the six months ended March 31, 2023 and 2022 on this lease was $6,348 and $44,157, respectively. Interest was imputed using a discount rate of 20%. The lease does not include renewal options.

The Company and VGI Citadel LLC entered into an Agreement to Terminate Lease for its corporate offices which called for the termination of the lease with VGI Citadel LLC, a related party, effective December 20, 2022.

In February 2022, the Company assumed a lease to rent approximately 3,100 square feet of retail space in Oklahoma City, Oklahoma as part of the Oklahoma City acquisition. The lease calls for base rent payments of $21 per square foot ($5,483), plus a prorated share of taxes, insurance and common area maintenance expenses, per month and increasing each year by 3% through the end of the lease term on February 28, 2029. The lease may be extended for two additional 5 year periods. Rent expense for the three months ended March 31, 2023 and 2022 on this lease was $16,541 and $14,277, respectively. Rent expense for the six months ended March 31, 2023 and 2022 on this lease was $44,641 and $14,277, respectively. Interest was imputed using a discount rate of 18%. Subsequent to March 31, 2023, the Company has closed this dispensary.

In March 2022, the Company assumed a lease to rent approximately 2,650 square feet of retail space in Adams County, Colorado as part of the Adams County acquisition. The lease calls for base rent payments of $15,450, plus a prorated share of operating costs of the building, per month and escalate each year to $15,913 in the final year which ends on February 1, 2024. The lease may be extended for one additional 3 year period. Rent expense for the three months ended March 31, 2023 and 2022 on this lease was $50,830 and $16,048, respectively. Rent expense for the six months ended March 31, 2023 and 2022 on this lease was $101,313 and $16,048, respectively. Interest was imputed using a discount rate of 18%. Subsequent to March 31, 2023, the Company is past due on its May 2023 lease payment.

In September 2021, the Company signed a seven-year lease to rent approximately 3,000 square feet of retail space in Biddeford, Maine. The lease calls for base rent payments of $6,604, plus taxes and operating expenses, per month for the first year and escalate each year to $7,886 per month in year seven. The lease may be extended for two terms of 5 years each. The commencement of this lease was contingent upon the issuance and receipt of a license and city approval. The agreement will terminate if the contingency is not met. At March 31, 2023, the contingency was not met and the lease was terminated. As such, the Company has removed the remaining balance of the right of use asset and liability from the condensed consolidated balance sheet. Rent expense for the three and six months ended March 31, 2023 on this lease was $22,677. Interest was imputed using a discount rate of 18%.

In October 2021, the Company entered into a commercial lease agreement to rent 12,000 square feet located in Denver, Colorado. The lease has a term of five years with escalating monthly base rent beginning at $6,354 and escalating each year to $7,295 in year five. Commencement of the lease was contingent upon the Company receiving an approved retail license within 120 days from October 22, 2021. The agreement was to terminate if the contingency was not met. As of March 31, 2023, the contingency has been met and the Company has recorded the right of use asset and liability to the condensed consolidated balance sheet at March 31, 2023. Rent expense for the three and six months ended March 31, 2023 on this lease was $20,779 and $41,673, respectively. Interest was imputed using a discount rate of 18%. At and subsequent to March 31, 2023, the Company is past due on its monthly lease payments.

In March 2023, the Company entered into a commercial lease agreement to rent 6,159 square feet located in Phoenix, Arizona. The lease has a term of 27 months with escalating monthly base rent beginning at $13,601 plus parking fees and escalating each to $14,114 plus parking fees in the second year. The Company has recorded the right of use asset and liability to the condensed consolidated balance sheet at March 31, 2023 in the amount of $283,861. Rent expense for the three and six months ended March 31, 2023 on this lease was $13,091. Interest was imputed using a discount rate of 18%.

The future lease payments are as follows.

Year ended
March 31,	Amount
2024	$478,262
2025	327,665
2026	189,326
2027	127,725
2028	78,958
Thereafter	74,179
1,276,115
Less: imputed interest	(338,835)
937,280
Less: current portion:	(336,431)
$600,849

As of March 31, 2023 and September 30, 2022, the Company has accrued unpaid payroll taxes and estimated penalties and interest of approximately $730,000 and $1,450,000, respectively, and is included in accrued payroll and payroll taxes in the accompanying condensed consolidated balance sheets. During the six months ended March 31, 2023, the Company received approximately $953,000 of Employee Retention Credits ("ERCs") that were used to reduce the unpaid payroll tax liability. In addition, as a result of the ERCs, the Company reduced its accrued payroll tax liability in the amount of approximately $316,000 related to the reduction of estimated penalties and interest. The ERCs were recorded to payroll and employee related expenses and the reduction of the estimated penalties and interest was recorded to other operating expenses on the condensed consolidated statement of operations. At March 31, 2023, an asset for the overpayment of certain payroll taxes was recorded to other assets on the condensed consolidated balance sheet in the amount of approximately $150,000.

There are no material pending legal proceedings, other than the Foreclosure discussed in Note 7 (q, r) above, in which the Company or any of its subsidiaries is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of its voting securities, or security holder is a party adverse to us or has a material interest adverse to the Company.

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

As discussed in Note 9, the Company previously had a lease agreement with VGI Capital LLC. As part of the lease termination, the Company entered into a note payable with VGI Citadel LLC. See Note 7. One member of VGI Capital LLC serves on the Company’s board of directors.

During the three months ended March 31, 2023 and 2022, the Company purchased cultivation supplies from a related party in the amount of $0 and $18,715, respectively. During the six months ended March 31, 2023 and 2022, the Company purchased cultivation supplies from a related party in the amount of $0 and $31,708, respectively. This related party is owned by the parent of a stockholder that holds more than 5% of the Company’s common stock.

Included in our accounts payable at March 31, 2023 and September 30, 2022 is approximately $174,000, and $243,000, respectively in amounts due to related parties.

In February 2023, the Company entered into an Executive Employment Agreement (“Agreement”) with its Chief Operating Officer. The Agreement is for a period of two years and contains provisions customary with similar agreements including a six month severance and non-competition period upon a termination without cause. Compensation under the Agreement provides for an annual salary of $225,000, a signing bonus of $50,000 paid in the Company’s common stock and a transaction bonus in the event that the Company closes a transaction in which there is a Change of Control. During February 2023, 319,900 shares of the Company’s common stock were issued for payment of the signing bonus.

Note 11 – Assets Held for Sale

During the year ended September 30, 2022, as a result of a shift in the Company’s business plan, the Company approved a plan to sell its newly constructed Nevada facility and the related cannabis licenses. The Company controls these cannabis licenses through the Asset and Equity Purchase and Contribution Agreement dated February 14, 2020. This sale is expected to occur in the next 12 months. The assets held for sale are recorded at fair value less cost to sell. Fair value was determined based on the value included in a prior letter of intent. The following assets and liability are included under “Corporate” in Note 13.

March 31,
2023
Assets held for sale
Construction in progress - land and building	$9,646,612
Licenses	6,703,981
16,350,593
Valuation allowance	(9,535,593)
$6,815,000

Liabilities related to assets held for sale
Debt	$5,500,000

Note 12 - Stockholders' Equity

Warrants

The following table summarizes the Company’s warrant activity for the six months ended March 31, 2023:

	Common Shares Issuable Upon Exercise of Warrants	Weighted Average Exercise Price	Weighted Average Contractual Term in Years	Aggregate Intrinsic Value
Balance of warrants at September 30, 2022	49,870,537	$2.05	3.7	$315,000

Warrants granted	2,300,000	0.50	2.0
Forfeited/Cancelled	(2,800,000)	2.57	3.4

Balance of warrants at March 31, 2023	49,370,537	$1.95	3.6	$45,000

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company’s common stock as of March 31, 2023, for those awards that have an exercise price currently below the closing price as of March 31, 2023. Awards with an exercise price above the closing prices as of March 31, 2023 are considered to have no intrinsic value.

The following range of assumptions were used to estimate the fair value of warrants issued during the six months ended March 31, 2023, using the Black-Scholes option-pricing model.

Six months ended
March 31, 2023
Expected stock price volatility	127%
Risk-free interest rate	4%
Expected term (years)	2.0
Expected dividend yield	0%
Black-scholes value	$0.23

Stock Options

On June 21, 2019, the Company’s shareholders voted to approve the 2019 Equity Incentive Plan (the “2019 Plan”). Pursuant to the 2019 Plan, the maximum aggregate number of Shares available under the Plan through awards is the lesser of: (i) 6,000,000 shares, increased each anniversary date of the adoption of the plan by 2 percent of the then-outstanding shares, or (b) 10,000,000 shares. The maximum contractual term of the award is 10 years. The vesting period for options outstanding at March 31, 2023 ranges from vesting immediately to three years.

The following table summarizes the Company’s stock option activity for the six months ended March 31, 2023:

	Common Shares Issuable Upon Exercise of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (1)
Balance of Options at September 30, 2022	8,594,805	$1.08	8.3	$33,162

Options granted	656,656	0.28	8.1	—
Forfeited/Cancelled	(211,365)	0.70	—	—

Balance of Options at March 31, 2023	9,040,096	$0.98	7.9	$7,653

Exercisable at March 31, 2023	5,054,599	$1.06	7.1	$6,190
Unvested at March 31, 2023	3,985,497	$0.86

	Number of Options	Weighted Average Grant Date Fair Value
Unvested at March 31, 2023	3,985,497	$0.83
Granted during the three months ended March 31, 2023	656,656	$0.31
Forfeited during the three months ended March 31, 2023	211,365	$0.63

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company’s common stock as of March 31, 2023, for those awards that have an exercise price currently below the closing price as of March 31, 2023. Awards with an exercise price above the closing prices as of March 31, 2023 are considered to have no intrinsic value.

The following range of assumptions were used to estimate the fair value of stock options granted during the six months ended March 31, 2023, using the Black-Scholes option-pricing model.

Six months ended
March 31, 2023
Expected stock price volatility	151% - 158%
Risk-free interest rate	3.7% - 4.3%
Expected term (years)	2.5 - 5.0
Expected dividend yield	0%
Black-scholes value	$0.12 - $0.37

During the three months ended March 31, 2023 and 2022, the Company recognized compensation expense of $459,460 and $1,091,560, respectively. During the six months ended March 31, 2023 and 2022, the Company recognized compensation expense of $1,512,650 and $1,598,854, respectively. At March 31, 2023, there was $1,994,370 of total unrecognized compensation cost. This unrecognized cost is expected to be recognized over the weighted average vesting period of approximately 1 year.

Note 13 – Segment Information

The Company has identified two segments: the cultivation, production and sale of cannabis products (Cultivation) and the sales of Unity Rd. franchises to dispensaries (Franchising). The following tables presents segment information at and for the three and six months ended March 31, 2023 and 2022.

	Cultivation	Franchising	Corporate	Total
Six months ended March 31, 2023
Revenues from external customers	$10,301,504	$160,985	$204,397	$10,666,886
Operating income (loss)	4,441,067	(1,371,518)	(5,951,021)	(2,881,472)
Interest expense	716,394	6,103	3,046,666	3,769,163
Depreciation and amortization	53,540	594,065	109,759	757,364
Additions to property, equipment and construction in progress	—	—	4,000,588	4,000,588

Three months ended March 31, 2023
Revenues from external customers	$5,490,414	$59,133	$113,460	$5,663,007
Operating income (loss)	2,685,824	(691,228)	(3,290,603)	(1,296,007)
Interest expense	347,246	1,885	1,758,179	2,107,310
Depreciation and amortization	26,770	294,837	56,401	378,008

At March 31, 2023
Property, equipment and construction in progress, net	$340,155	$15,547	$24,498,295	$24,853,997
Total assets (after intercompany eliminations)	3,629,770	66,660,086	43,836,788	114,126,644

Six months ended March 31, 2022
Revenues from external customers	$12,499,107	$258,498	$66,592	$12,824,197
Operating income (loss)	3,009,817	(1,703,385)	(6,213,329)	(4,906,897)
Interest expense	157,062	43,216	2,107,485	2,307,763
Depreciation and amortization	62,532	601,525	217,555	881,612
Additions to property, equipment and construction in progress	—	50,797	13,220,286	13,271,083

Three months ended March 31, 2022
Revenues from external customers	$6,357,890	$228,080	$52,216	$6,638,186
Operating income (loss)	1,440,522	(744,246)	(3,468,549)	(2,772,273)
Interest expense	156,866	20,406	920,101	1,097,373
Depreciation and amortization	31,267	300,786	110,424	442,477

At March 31, 2022
Property, equipment and construction in progress, net	$627,009	$77,346	$23,305,384	$24,009,739
Total assets (after intercompany eliminations)	6,804,504	67,876,897	46,192,548	120,873,949

Note 14 - Subsequent Events

Subsequent to March 31, 2023 the following events have occurred.

On May 16, 2023, the Company entered into a Separation Agreement and General Release (the “Agreement”) with the Company’s Chief Executive Officer, Michael Weinberger. The Agreement provides for thirty (30) equal biweekly installments of $7,500 and payment of Mr. Weinberger’s previously unreimbursed expenses. Further, Mr. Weinberger is to remain on the Company employee benefit plan, including health insurance for the duration of the period until Mr. Weinberger has been paid in full under the Agreement. Finally, Mr. Weinberger is to receive his 2023 fiscal year option to purchase up to 200,000 shares of the Company’s common stock with a strike price based on the current 10-day VWAP. These options vest over a two (2) year period and have a term of five (5) years. The Chairman of the Company’s Board of Directors, Douglas Bowden, will serve as the Company’s Interim Chief Executive Officer.

The Company received debt proceeds of $250,000 from an individual, with interest only payments due weekly. The terms of this debt are still being finalized.

The Company issued 67,964 shares of common stock for services.

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

The award-winning Item Nine Labs brand seeks to offer best-in-class products and user experience across several cannabis categories. The product catalog includes an extensive range of premium cannabis products comprised of responsibly cultivated flower, Orion vape technology, concentrates and more. The highly regarded brand has received more than thirty-five (35) wins and podium placements in Arizona marijuana competitions, including Cannabis Cup, Errl Cup and 710 Degree Cup, across its suite of high-quality cannabis products. Item Nine Labs has delivered over 3 million packaged goods in its history, and over 330,000 units during the quarter ended March 31, 2023.

With its national Unity Rd. retail dispensary franchise brand, the Company believes it offers a unique value proposition through both the sale of Item Nine Labs products and its Unity Rd dispensary franchise model. Easing barriers to entry, the franchise approach seeks to provide an opportunity for both new and existing dispensary owners to leverage the knowledge, resources, and ongoing support needed to compliantly thrive in their state. With many years of experience in the legal cannabis industry and franchising, Unity Rd.’s standard operating procedures guide franchise partners through every operational function of the business. The dispensary franchise ranked in the top five (5) out of seven hundred (700) submissions for MJBizDaily magazine’s ranking of the top cannabis retail leaders in the nation and has earned high placements in several trade industry lists. Unity Rd. has agreements with more than twenty (20) entrepreneurial groups to open more than thirty (30) Unity Rd. retail dispensary locations in more than ten (10) states. The majority of the locations are in the licensing process. The Company makes its best efforts to obtain these dispensary licenses, though it can make no assurances that the licenses will be awarded. We currently have two franchisees operating in Hartford, South Dakota and Boulder, Colorado. Additionally, the Company has one (1) dispensary owned and operated by its wholly owned subsidiary in North Denver, CO.

On March 11, 2022, the Company entered into an Asset Purchase Agreement with The Herbal Cure LLC, a Colorado limited liability company, pursuant to which the Company is purchasing certain assets. Effective upon the completion of the sale, which has not occurred as of the date of this filing, the licenses, contracts and certain personal property to operate a licensed medicinal and recreational cannabis dispensary will be delivered to the Company. The total purchase price is $5,750,000, as to which $250,000 is to be paid upon execution of the Asset Purchase Agreement, $3,700,000 payable at closing, $700,000 shall be financed by seller pursuant to a Secured Promissory Note and the remainder of the purchase prices shall be paid in shares of the Company’s common stock on the closing date. The Secured Promissory Note shall accrue interest at 5% per annum and have a term of 18 months, commencing on the closing date, payable in even monthly installments until paid in full. The shares of the Company’s common stock to be issued shall be in such an amount as is the quotient of $1,100,000 divided by the product of the 10-day volume weighted average price of the shares as of the closing date and 85%. Given the current capital constraints of the Company and the market as a whole, it is unlikely that this acquisition will be closed.

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

Results of Operations

	Six months ended March 31,
	2023	2022	$ Change	% Change
Revenues, net	$10,666,886	$12,824,197	$(2,157,311)	-17%
Cost of revenues	4,326,878	7,748,193	(3,421,315)	-44%
Gross profit	6,340,008	5,076,004	1,264,004	25%
Operating expenses
Professional fees and outside services	2,013,518	1,214,166	799,352	66%
Payroll and employee related expenses	4,392,463	5,205,950	(813,487)	-16%
Sales and marketing	672,971	1,053,338	(380,367)	-36%
Depreciation and amortization	757,364	881,612	(124,248)	-14%
Other operating expenses	1,385,164	1,632,835	(247,671)	-15%
Provision for bad debt	—	(5,000)	5,000	100%
Total operating expenses	9,221,480	9,982,901	(761,421)	-8%
Loss from operations	(2,881,472)	(4,906,897)	2,025,425	-41%
Other expense, net	(3,765,678)	(2,307,445)	(1,458,233)	63%
Net loss, before income tax provision (benefit)	(6,647,150)	(7,214,342)	567,192	-8%
Income tax provision (benefit)	7,359	3,324	4,035	0%
Net loss	(6,654,509)	(7,217,666)	563,157	-8%
Less: Net loss attributable to non-controlling interests	19,896	5,426	14,470	100%
Net loss attributable to Item 9 Labs Corp.	$(6,674,405)	$(7,223,092)	$548,687	-8%

	Three months ended March 31,
	2023	2022	$ Change	% Change
Revenues, net	$5,663,007	$6,638,186	$(975,179)	-15%
Cost of revenues	1,944,872	3,960,948	(2,016,076)	-51%
Gross profit	3,718,135	2,677,238	1,040,897	39%
Operating expenses
Professional fees and outside services	1,157,858	556,721	601,137	108%
Payroll and employee related expenses	2,202,639	3,055,244	(852,605)	-28%
Sales and marketing	385,022	613,902	(228,880)	-37%
Depreciation and amortization	378,008	442,477	(64,469)	-15%
Other operating expenses	890,615	786,167	104,448	13%
Provision for (recovery of) bad debt	—	(5,000)	5,000	100%
Total operating expenses	5,014,142	5,449,511	(435,369)	-8%
Income (loss) from operations	(1,296,007)	(2,772,273)	1,476,266	-53%
Other expense, net	(2,107,310)	(1,097,055)	(1,010,255)	92%
Net income (loss), before income tax provision (benefit)	(3,403,317)	(3,869,328)	466,011	-12%
Income tax provision (benefit)	3,619	3,324	295	0%
Net income (loss)	(3,406,936)	(3,872,652)	465,716	-12%
Less: Net loss attributable to non-controlling interests	9,785	5,426	4,359	100%
Net loss attributable to Item 9 Labs Corp.	$(3,416,721)	$(3,878,078)	$461,357	-12%

Revenues

The decrease in revenue for the three and six months ended March 31, 2023 was primarily due to the effects of the Arizona cannabis market stabilizing, causing price compression, as well as the Company’s addition of product lines with lower unit sales prices. The impact of the changing market conditions in Arizona was countered by an increase in the number of units sold during the three and six month periods compared to the same periods in the prior year.

Cost of Revenues

Cost of revenues consist primarily of labor, materials, supplies and utilities. Cost of revenues as a percentage of revenues was 34% and 41% for the three and six months ended March 31, 2023 compared to 60% for the three and six months ended March 31, 2022. This is primarily the result of decreases in the unit costs the Company pays for materials resulting from additional competition in material suppliers. Management will remain focused on reducing costs through bulk purchasing, implementing additional efficiencies in production and making additional investments in property and equipment.

Gross Profit

The increase in gross profit as a percentage of revenue for the three and six months ended March 31, 2023 was due to decreases in cost of revenue being greater than the decreases in revenue. As the Company experienced decreases in its unit sales price due to increased competition, so too did the Company’s suppliers, though the decreased costs have proven to be greater than the decreased unit sales prices. As a result, and given the production efficiencies achieved in previous quarters, the Company has been able to increase gross profit on decreased revenues.

Operating Expenses

Professional fees and outside services increased for the three and six months ended March 31, 2023 compared to the three and six months ended March 31, 2022 primarily due to the amount accrued for consulting services received related to the Company’s employee retention credits, legal fees incurred on the pending Sessions acquisition and legal and consulting fees incurred related to the default on the Pelorus debt. The increase in consulting services was offset by a decrease in consulting services related to cannabis licensing.

Payroll expenses decreased when comparing the three and six months ended March 31, 2023 and the three and six months ended March 31, 2022. Payroll and employee related expenses increased during the six months ended March 31, 2023 as a result of an accrual for expenses incurred related to our change in Chief Executive Officer. These additional expenses were offset by the Employee Retention Credits ("ERCs") received during the current six month period and a reduction of employee headcount. Payroll and employee related expenses decreased during the three months ended March 31, 2023 as a result of decreased stock based compensation expense and a reduction of employee headcount.

Sales and marketing expenses decreased due to a decrease of promotional items and a general decrease in spending on third party marketing vendors during the three and six months ended March 31, 2023.

The decrease in depreciation and amortization is due primarily to a decrease in amortization expense as a result of the intangible asset impairment recorded during the year ended September 30, 2022.

Other operating expenses decreased during the six months ended March 31, 2023 compared to the same period of the prior year primarily due to the reversal of penalties and interest on previously unpaid payroll taxes as a result of receiving the ERCs during the six months ended March 31, 2023. Other operating expenses during the three months ended March 31, 2023 were consistent with those of the same period of the prior year.

Total operating expenses as a percentage of gross profit decreased from 204% and 189% for the three and six months ended March 31, 2022 compared to 134% and 145% for the three and six months ended March 31, 2023. Management believes this ratio will decrease for profit center segments going forward due to management’s plans to continue to decrease operating expenses and as the expectation is that revenues will grow at a higher rate than operating expenses.

Other Expense, net

Other expenses consist primarily of interest expense of $2,107,310 and $3,769,163 for the three and six months ended March 31, 2023 and $1,097,373 and $2,307,763 for the three and six months ended March 31, 2022. The increase in interest expense was primarily the result of the interest expense and amortization of discounts on the debt financing the Nevada construction. The interest and discount amortization expense related to the Nevada construction debt was capitalized into construction in progress during the first three months of the six months ended March 31, 2022. As the Nevada expansion is substantially complete, the related interest and discount amortization are recorded to interest expense for all of the six months ended March 31, 2023. In addition, the Company incurred additional interest expense on the debt financing the Nevada construction during the six months ended March 31, 2023 as a result of the debt going into default during the year ended September 30, 2022 and incurring default interest and other fees. Further, additional interest expense was incurred during the three and six months ended March 31, 2023 as a result of the additional debt incurred subsequent to April 1, 2022.

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

The following table reflects the reconciliation of net loss to Adjusted EBITDA for the three and six months ended March 31, 2023 and 2022:

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
Net loss	$(3,406,936)	$(3,872,652)	$(6,654,509)	$(7,217,666)
Depreciation and amortization	378,008	613,902	757,364	881,612
Interest expense	2,107,310	1,097,373	3,769,163	2,307,763
Income tax expense	3,619	3,324	7,359	3,324
Stock-based expense	539,460	1,363,485	1,792,650	1,870,779
Acquisition related costs	776,739	23,676	867,978	23,676
Employee retention credits	—	—	(952,805)	—
Adjusted EBITDA	$398,200	$(770,892)	$(412,800)	$(2,130,512)

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

The accompanying condensed consolidated financial statements have been prepared in conformity with US GAAP, which contemplates continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and has incurred net losses since its inception. These losses, with the associated substantial accumulated deficit, are a direct result of the Company’s planned ramp up period as it is pursuing market acceptance and geographic expansion. In view of these matters, realization of a major portion of the assets in the accompanying condensed consolidated balance sheets is dependent upon continued operations of the Company which in turn is dependent upon the Company’s ability to meet its financing requirements, and the success of its future operations. The Company is in default on numerous financial obligations and its property in Arizona is currently in the foreclosure process. The Company operates in a new, developing industry with a variety of competitors. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of March 31, 2023, the Company had $101,150 of cash and cash equivalents and negative working capital of ($43,454,926) (current assets minus current liabilities), compared with $85,637 of cash and cash equivalents and negative working capital of ($37,032,478) as of September 30, 2022. The decrease of $6,422,448 in the Company’s working capital is primarily due to increases in the amount of the Company’s debt maturing within the next 12 months. The decrease is also due to decreases in the Company’s inventory and prepaid balances and increases in the Company’s other operating liabilities. The $13,513 decrease in cash and cash equivalents was primarily due to the net cash used in operating activities offset by proceeds from the issuance of debt. The Company is an early-stage growth company. It is generating cash from sales and is investing its capital reserves in current operations and new acquisitions that are expected to generate additional earnings in the long term. The Company expects that its cash on hand and cash flows from operations, along with private and/or public financing, will be adequate to meet its capital requirements and operational needs for the next 12 months, although no assurance can be given that private and/or public financing can be obtained on terms acceptable to the Company, or at all.

Cash Flows

The following table summarizes the sources and uses of cash for each of the periods presented:

	Six months ended March 31,
	2023	2022	$ Change	% Change
Net cash used in operating activities	$(1,032,056)	$373,812	$(1,405,868)	-376%
Net cash used in investing activities	(5,331)	(4,012,703)	4,007,372	-100%
Net cash provided by financing activities	1,052,900	2,289,559	(1,236,659)	-54%
Net increase (decrease) in cash and cash equivalents	$15,513	$(1,349,332)	$1,364,845	-101%

Operating Activities

During the six months ended March 31, 2023, operating activities used $1,032,056 of cash and cash equivalents, primarily resulting from a net loss of $6,654,509 which was offset by net cash provided by operating assets and liabilities of $2,861,126. There was significant non-cash activity that contributed to the net loss totaling $2,761,327 including depreciation and amortization of $885,627, amortization of debt discount of $1,004,903, and stock-based compensation of $1,792,650. These non-cash expenses were offset by the non-cash employee retention credits of $952,805.

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

Investing Activities

During the six months ended March 31, 2023, investing activities used $5,331 of cash and cash equivalents, consisting entirely of purchases of property, equipment and construction in progress.

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

Financing Activities

During the six months ended March 31, 2023, financing activities provided $1,052,900, consisting of $1,585,000 in proceeds from the issuance of debt and offset by $532,100 of debt payments made.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with US GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. Critical accounting policies and estimates in these condensed consolidated financial statements are those related to revenue recognition, valuation of options, warrants and debt discounts, carrying value of intangible assets subject to amortization, infinite life intangible assets and goodwill, stock-based compensation, and income taxes. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated. For a discussion of our critical accounting policies, refer to Part I, item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our annual report on Form 10-K for the year ended September 30, 2022. Management believes that there have been no material changes in our critical accounting policies during the three months ended March 31, 2023.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2023.

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

From time to time, the Company may become subject to various legal proceedings that are incidental to the ordinary conduct of its business. Although the Company cannot accurately predict the amount of any liability that may ultimately arise with respect to any of these matters, it makes provision for potential liabilities when it deems them probable and reasonably estimable. These provisions are based on current information and legal advice and may be adjusted from time to time according to developments. See Item 3. Defaults Upon Senior Securities below.

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

The Company issued 337,500 shares of common stock related to debt amendments and 1,348,455 shares of common stock were issued for services during the three months ended March 31, 2023.

2.	Subsequent Issuances:

Subsequent to March 31, 2023, the Company issued 67,964 shares of common stock for services.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

On March 30, 2023, Item 9 Labs Corp., a Delaware corporation (the “Company”), and its wholly owned subsidiary, 938287AZ, LLC (“938287AZ”), an Arizona limited liability company (collectively, the Company and 938287AZ are referred to as the “Borrower”), and the Company’s Board of Directors (the “Board”), became aware that Pelorus Fund REIT, LLC, a Delaware limited liability company (“Pelorus”) filed a Notice of Trustee’s Sale on March 16, 2023 (the “Foreclosure”) with respect to that certain Construction Loan and Security Agreement dated as of August 25, 2021 (the “Loan Agreement”) by and between 938287AZ and Pelorus (the “Pelorus Notice”) and the trust deed recorded October 29, 2021. The Company had been in discussions with Pelorus to restructure the loan and to avoid the Foreclosure, but those discussions have not yet resulted in an agreement. As of the date of the filing of this Form 10-Q, none of the Company, the Board or the Company’s management have received any formal notice from Pelorus or any regulatory bodies regarding this Foreclosure.

The Company has taken steps to protect its interests in the property, including retaining legal counsel to represent the Company in the Foreclosure, which is set to occur June 16, 2023. The Company is currently evaluating the potential impact of the Foreclosure on its financial statements, liquidity, and operations. The Company will provide additional information as it becomes available.

The Company previously disclosed that the Loan Agreement was in default in a Form 10-Q filed with the SEC on February 14, 2023 and Form 10-K for year ended September 30, 2022 filed with the SEC on January 13, 2023, as well as in a Form 8-K on March 7, 2023.

The foregoing description of the Loan Agreement is not complete and is qualified in its entirety by reference to the full text of the Loan Agreement, a copy of which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2021, which report is incorporated herein by reference.  The Company is not aware of any other foreclosure actions involving the Company or any of its subsidiaries.

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

Item 9 Labs Corp.

Date: May 22, 2023	By:	/s/ Douglas Bowden
	Name: Title:	Douglas Bowden Interim Chief Executive Officer (Principal Executive Officer)

Date: May 22, 2023	By:	/s/ Robert Mikkelsen
	Name: Title:	Robert Mikkelsen Chief Financial Officer (Principal Financial Officer)

