Form 10-Q
period 2023-06-30
Item 9 Labs Corp.
filed 2023-08-21
CIK 1500123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 21, 2023, there were 102,362,271 shares of the issuer's common stock, $0.0001 par value per share, outstanding.

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

ITEM 9 LABS CORP.

FORM 10-Q

June 30, 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEX	F-1
Condensed Consolidated Balance Sheets as of June 30, 2023 (Unaudited) and September 30, 2022	F-2
Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended June 30, 2023 and 2022	F-3
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three and Nine Months Ended June 30, 2023 and 2022	F-4
Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2023 and 2022	F-5
Notes to Condensed Consolidated Financial Statements (Unaudited)	F-6

ITEM 9 LABS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2023	2022
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$183,429	$85,637
Accounts receivable, net	968,016	586,270
Inventory	1,898,603	2,464,222
Prepaid expenses and other current assets	297,265	417,096
Total current assets	3,347,313	3,553,225

Property and equipment, net	24,602,289	21,019,724
Right of use asset	365,980	938,687
Construction escrow deposits	4,784,752	7,717,908
Deposits	44,114	86,604
Other assets	3,138,397	655,598
Assets held for sale	6,815,000	6,815,000
Intangible assets, net	10,852,835	11,741,487
Goodwill	58,064,816	58,233,386
Total Assets	$112,015,496	$110,761,619

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$6,852,306	$6,422,196
Accrued payroll and payroll taxes	1,680,418	2,086,051
Accrued interest	8,387,582	3,070,415
Accrued expenses	2,048,325	3,328,222
Deferred revenue, current portion	174,997	219,992
Notes payable, current portion, net of discounts	29,522,607	15,924,033
Income tax payable	19,145	13,221
Operating lease liability, current portion	247,586	271,573
Convertible notes payable, net of discounts	4,380,000	3,750,000
Liabilities related to assets held for sale	5,500,000	5,500,000
Total current liabilities	58,812,966	40,585,703

Deferred revenue, net of current portion	413,359	335,859
Operating lease liability, net of current portion	144,867	682,752
Notes payables, net of current portion and discounts	—	7,216,710

Total liabilities	59,371,192	48,821,024

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $.0001 per share, 2,000,000,000 shares authorized; 114,662,271 and 109,950,509 shares issued and 102,362,271 and 97,650,509 shares outstanding at June 30, 2023 and September 30, 2022	11,421	10,995
Additional paid-in capital	143,689,979	140,417,114
Accumulated deficit	(77,602,297)	(65,016,698)
Treasury stock	(13,450,000)	(13,450,000)

Total Item 9 Labs Corp. Stockholders' Equity	52,649,103	61,961,411
Non-controlling interest	(4,799)	(20,816)

Total Stockholders' Equity	52,644,304	61,940,595

Total Liabilities and Stockholders' Equity	$112,015,496	$110,761,619

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITEM 9 LABS CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenues, net	$5,022,375	$4,931,322	$15,689,261	$17,755,519
Cost of revenues	2,203,560	3,341,367	6,530,438	11,089,560
Gross profit	2,818,815	1,589,955	9,158,823	6,665,959

Operating expenses
Professional fees and outside services	378,864	993,452	2,392,382	2,207,618
Payroll and employee related expenses	2,653,133	2,683,722	7,045,596	7,889,672
Sales and marketing	322,193	207,213	995,164	1,260,551
Depreciation and amortization	378,155	439,052	1,135,519	1,320,664
Other operating expenses	1,883,945	1,114,323	3,269,109	2,747,158
Impairment loss	168,571	—	168,571	—
Provision for (recovery of) bad debt	—	—	—	(5,000)
Total expenses	5,784,861	5,437,762	15,006,341	15,420,663

Loss from operations	(2,966,046)	(3,847,807)	(5,847,518)	(8,754,704)

Other income (expense)
Interest expense	(2,950,462)	(1,625,155)	(6,719,625)	(3,932,918)
Other income (expense)	—	—	3,485	318
Total other income (expense), net	(2,950,462)	(1,625,155)	(6,716,140)	(3,932,600)

Net loss, before income tax provision (benefit)	(5,916,508)	(5,472,962)	(12,563,658)	(12,687,304)

Income tax provision (benefit)	(1,435)	4,624	5,924	7,948

Net loss	(5,915,073)	(5,477,586)	(12,569,582)	(12,695,252)
Less: Net income (loss) attributable to non-controlling interest	(3,879)	(7,109)	16,017	(1,683)

Net loss attributable to Item 9 Labs Corp.	$(5,911,194)	$(5,470,477)	$(12,585,599)	$(12,693,569)

Basic net loss per common share	$(0.06)	$(0.06)	$(0.13)	$(0.13)

Basic weighted average common shares outstanding	101,840,276	96,162,616	100,565,818	95,446,846

Diluted net loss per common share	$(0.06)	$(0.06)	$(0.13)	$(0.13)

Diluted weighted average common shares outstanding	101,840,276	96,162,616	100,565,818	95,446,846

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITEM 9 LABS CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

THREE AND NINE MONTHS ENDED JUNE 30, 2023 AND 2022

	Item 9 Labs Corp. Equity
			Additional				Non-
	Common Stock		Paid-in	Treasury Stock		Accumulated	Controlling
	Shares	Amount	Capital	Shares	Amount	(Deficit)	Interest	Total
Balance at September 30, 2021	107,074,417	$10,707	$133,414,830	(12,300,000)	$(13,450,000)	$(33,874,094)	$—	$86,101,443

Stock issued for debt inducement	142,365	14	128,348	—	—	—	—	128,362
Warrants issued with debt	—	—	574,239	—	—	—	—	574,239
Beneficial conversion features	—	—	470,047	—	—	—	—	470,047
Issuance of shares for services	16,666	2	25,830	—	—	—	—	25,832
Stock based compensation	—	—	507,294	—	—	—	—	507,294
Stock issued on exercise of options	9,896	1	(1)	—	—	—	—	—
Net loss	—	—	—	—	—	(3,345,014)	—	(3,345,014)
Balance at December 31, 2021	107,243,344	10,724	135,120,587	(12,300,000)	(13,450,000)	(37,219,108)	—	84,462,203

Stock issued for cash, net	278,000	28	288,813	—	—	—	—	288,841
Stock issued for acquisition	69,892	7	64,993	—	—	—	—	65,000
Stock issued for licenses	300,000	30	335,970	—	—	—	—	336,000
Stock issued for debt issuance	25,000	2	24,998	—	—	—	—	25,000
Beneficial conversion features	—	—	25,000	—	—	—	—	25,000
Issuance of shares for services	335,159	34	328,466	—	—	—	—	328,500
Stock based compensation	—	—	1,091,560	—	—	—	—	1,091,560
Stock issued on exercise of options	18,033	2	(2)	—	—	—	—	—
Non-controlling interest	—	—	—	—	—	—	15,633	15,633
Net loss	—	—	—	—	—	(3,878,078)	5,426	(3,872,652)
Balance at March 31, 2022	108,269,428	10,827	137,280,385	(12,300,000)	(13,450,000)	(41,097,186)	21,059	82,765,085

Stock issued for cash, net	263,313	26	254,311	—	—	—	—	254,337
Issuance of shares for services	29,965	3	30,017	—	—	—	—	30,020
Stock based compensation	—	—	934,681	—	—	—	—	934,681
Net loss	—	—	—	—	—	(5,470,477)	(7,109)	(5,477,586)
Balance at June 30, 2022	108,562,706	$10,856	$138,499,394	(12,300,000)	$(13,450,000)	$(46,567,663)	$13,950	$78,506,537

Balance at September 30, 2022	109,950,509	$10,995	$140,417,114	(12,300,000)	$(13,450,000)	$(65,016,698)	$(20,816)	$61,940,595
Stock issued for debt conversion	1,164,032	116	309,463	—	—	—	—	309,579
Stock issued for debt issuance	1,045,000	105	246,715	—	—	—	—	246,820
Beneficial conversion features	—	—	5,000	—	—	—	—	5,000
Issuance of shares for services	142,723	14	49,986	—	—	—	—	50,000
Stock based compensation	—	—	1,053,190	—	—	—	—	1,053,190
Net loss	—	—	—	—	—	(3,257,684)	10,111	(3,247,573)
Balance at December 31, 2022	112,302,264	11,230	142,081,468	(12,300,000)	(13,450,000)	(68,274,382)	(10,705)	60,357,611

Stock issued for debt issuance	337,500	34	42,876	—	—	—	—	42,910
Issuance of stock for services	1,348,455	135	229,865	—	—	—	—	230,000
Stock based compensation	—	—	459,460	—	—	—	—	459,460
Net loss	—	—	—	—	—	(3,416,721)	9,785	(3,406,936)
Balance at March 31, 2023	113,988,219	11,399	142,813,669	(12,300,000)	(13,450,000)	(71,691,103)	(920)	57,683,045

Issuance of shares for services	674,052	22	15,978	—	—	—	—	16,000
Stock based compensation	—	—	860,332	—	—	—	—	860,332
Net loss	—	—	—	—	—	(5,911,194)	(3,879)	(5,915,073)
Balance at June 30, 2023	114,662,271	$11,421	$143,689,979	(12,300,000)	$(13,450,000)	$(77,602,297)	$(4,799)	$52,644,304

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITEM 9 LABS CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended	For the nine months ended
	June 30, 2023	June 30, 2022
Operating Activities:
Net loss	$(12,569,582)	$(12,695,252)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	246,867	217,363
Amortization of intangible assets	888,652	1,103,301
Amortization of right of use assets	182,946	89,844
Amortization of debt discounts	1,503,304	2,311,783
Loss on impairment	168,570	—
Common stock issued for services	296,000	498,983
Stock based compensation expense	2,372,982	2,533,535
Recovery of bad debt	—	(5,000)
Employee retention credits received	(952,805)	—
Loss on disposal of fixed assets	137,109	10,841
Changes in operating assets and liabilities:
Accounts receivable	(381,746)	856,776
Inventory	565,619	2,276,205
Prepaid expenses and other assets	137,032	(339,994)
Deposits	42,490	(86,604)
Accounts payable	801,731	2,107,137
Accrued payroll and payroll taxes	547,172	(832,080)
Income tax payable	5,924	7,948
Accrued interest	3,975,146	542,841
Accrued expenses	1,290,276	(316,760)
Deferred revenue	32,505	(214,994)
Operating lease liability	(172,111)	(82,021)
Net Cash Used in Operating Activities	(881,919)	(2,016,148)

Investing Activities:
Cash paid for acquisition	—	(140,726)
Purchases of property, equipment and construction in progress	(68,176)	(2,918,584)
Cash received for note receivable	—	5,000
Cash received from construction escrow accounts	—	816,227
Cash acquired in acquisition	—	6,143
Cash paid to acquisition escrow accounts	—	(406,932)
Purchase of license	—	(1,130,872)
Net Cash Used in Investing Activities	(68,176)	(3,769,744)

Financing Activities:
Proceeds from the sale of common stock	—	555,911
Costs for sale of common stock	—	(12,733)
Payment of debt discount	(55,000)	(50,750)
Proceeds from the issuance of debt	1,834,183	7,282,763
Payment of debt	(731,296)	(3,002,097)
Net Cash Provided by Financing Activities	1,047,887	4,773,094

Net Increase (Decrease) in Cash	97,792	(1,012,798)

Cash and cash equivalents - Beginning of Period	85,637	1,454,460

Cash and cash equivalents - End of Period	$183,429	$441,662

Supplemental disclosure of cash flow information:
Interest paid in cash	$995,812	$3,855,724
Income taxes paid in cash	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Stock issued for acquisitions	$—	$65,000
Stock issued for acquisition of a license	$93,611	$336,000
Stock and warrants issued for debt and acquisition	$289,730	$797,453
Non-controlling interest	$—	$15,633
Stock issuance costs paid in stock	$—	$89,645
Debt issued for acquisition of a license	$—	$200,000
Debt proceeds used to pay debt discounts	$327,817	$80,000
Transfer of accrued interest to debt	$1,029,837	$1,762
Land purchased with escrow funds and deposit	$6,719,625	$3,000,000
Stock issued to pay accounts payable and prepay expenses	$296,000	$292,500
Operating lease right of use asset and liability	$283,861	$934,098
Cancellation of operating lease right of use asset and liability	$673,622	$—
Issuance of debt to repay bank overdraft	$185,949	$—
Beneficial conversion feature on convertible debt	$5,000	$495,047
Construction in progress paid with escrow funds	$2,933,156	$6,426,063
Stock issued for conversion of debt	$309,579	$—
Accrued debt discount fees	$30,000	$75,000
Debt discount amortization capitalized to construction in progress	$1,041,448	$2,620,476
Accounts payable and accrued liabilities capitalized in construction in progress	$2,856,917	$612,158
Debt proceeds used to fund other assets	$2,500,000	$—
Accounts payable converted debt	$294,837	$—

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

On July 11, 2023, a motion was filed, requesting the Superior Court of Arizona, in the County of Maricopa, to appoint a receiver over Item 9 Labs. The Company stipulated and agreed to the receiver appointment. On July 14, 2023, the Superior Court of Arizona appointed a receiver and the receiver was granted, effective immediately, possession, custody, and control of all the real, personal, tangible and intangible property owned by Item 9 Labs or in which Item 9 Labs has an interest (the “Property”). The receiver is authorized and is entitled to exercise all of Item 9 Labs’ rights in any and all Property in which the Company has an interest. The receiver is appointed to manage, maintain and preserve the Property for the duration of this receivership in a reasonable, prudent, diligent and efficient manner to maximize its value for the benefit of Item 9 Labs’ equity interest holders and creditors.

Principles of Consolidation

The accompanying condensed consolidated financial statements of the Company as of June 30, 2023 have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and do not include all of the information and notes necessary for a presentation of financial position and results of operations in accordance with US GAAP and should be read in conjunction with our September 30, 2022 audited financial statements filed with the SEC on our Form 10-K on January 13, 2023. It is management's opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. We derived the September 30, 2022 condensed consolidated balance sheet data from audited financial statements, however, we did not include all disclosures required by US GAAP. The results for the interim periods ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending September 30, 2023.

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

During and subsequent to the three months ended June 30, 2023, the Company has noted indicators of the possible impairment of its property and equipment and definite-lived intangible assets. The Company will analyze these indicators during the fourth quarter of the year ended September 30, 2023 and determine if any impairment has occurred. Given the carrying value of the Company’s property and equipment and definite-lived intangible assets at June 30, 2023, the occurrence of an impairment may be material to the Company’s financial position and results of operations.

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

During and subsequent to the three months ended June 30, 2023, the Company has noted indicators of impairment of its goodwill and intangible assets not subject to amortization, including its licenses. The Company will analyze these indicators during the fourth quarter of the year ended September 30, 2023 and determine the extent to which an impairment has occurred. Given the carrying value of the Company’s goodwill and intangible assets not subject to amortization at June 30, 2023, the occurrence of an impairment will likely be material to the Company’s financial position and results of operations and may result in an impairment charge in excess of $50 million.

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

All of the Company's cultivation revenue is associated with a customer contract that represents an obligation to provide cannabis products that are delivered at a single point in time.  For the three and nine months ended June 30, 2023 and 2022, 96% of the Company's net revenue was generated from performance obligations completed in the state of Arizona.

The Company recognizes revenue once the products are delivered. Revenue is considered earned upon successful delivery of the product to the dispensary as the Company has no further performance obligations at this point in time and collection is reasonably assured. The Company records revenue at the amount it expects to collect, 100% of the wholesale sales. Beginning April 1, 2020, the Company entered into a three-year agreement with a dispensary, which calls for monthly payments of $40,000 to be paid by the Company. The fees paid for operating under the contract are expensed to cost of revenues. See Note 8.

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

Franchising revenue

The Company enters into franchise agreements and consulting agreements. The franchise agreement allows the franchisee to, among other things, establish a franchised outlet under the Company’s Unity Rd. brand. Under the consulting agreements, the Company assists customers with applying for and being awarded a retail cannabis license through the state license application process. The initial franchise fee and the consulting fee are due upon execution of the related agreement. These payments are deferred on the condensed consolidated balance sheet. The initial franchise fee is recognized into revenue ratably over the term of the agreement and the consulting fee is recognized at the time the performance obligation has been satisfied. Revenue recognized during the three months ended June 30, 2023 and 2022 that was included in deferred revenue at September 30, 2022 and 2021 was $6,250 and $4,998, respectively. Revenue recognized during the nine months ended June 30, 2023 and 2022 that was included in deferred revenue at September 30, 2022 and 2021 was $67,496 and $214,994, respectively.

Disaggregation of Revenue

The following table presents our revenue disaggregated by source.

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Cultivation segment
Flower	$648,730	$611,970	$1,865,879	$2,633,138
Vape products	3,661,855	3,648,315	11,667,650	12,553,206
Concentrates and other cannabis products	437,161	523,816	1,372,816	1,993,758
Accessories	75,620	77,636	218,525	180,742
	4,823,366	4,861,737	15,124,870	17,360,844
Franchising segment
Franchising revenue	60,837	22,031	221,822	280,529

Corporate
Dispensary sales revenue	138,172	40,245	342,569	73,567
Other	—	7,309	—	40,579
	138,172	47,554	342,569	114,146
	$5,022,375	$4,931,322	$15,689,261	$17,755,519

Net Loss Per Share

Basic net loss per share does not include dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects the potential dilution of securities that could share in the losses of an entity. Dilutive securities are not included in the weighted average number of shares when inclusion would be anti-dilutive. The following table summarizes the securities outstanding at June 30, 2023 and 2022 that were excluded from the diluted net loss per share calculation for the three and nine months ended June 30, 2023 and 2022 because the effect of including these potential shares was antidilutive due to the Company’s net loss.

	2023	2022
Potentially dilutive common share equivalents
Options	9,057,715	8,594,805
Warrants	49,370,537	49,870,537
Convertible notes	36,168,666	9,968,931
Potentially dilutive shares outstanding	94,596,918	68,434,273

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

The Company also analyzes conversion options embedded with debt to determine if the conversion options are required to be bifurcated and accounted for at fair value at each reporting period or to determine if there is a beneficial conversion feature. At June 30, 2023 and September 30, 2022, none of the conversion options embedded in the Company’s debt were required to be bifurcated.

The Company analyzes the terms of its debt amendments to determine if the changes made to the terms have affected the debt’s cash flows. If the debt’s cash flows have been affected, the Company then determines if the amendment should be accounted for as a troubled debt restructuring, an extinguishment or a modification and the appropriate accounting model is applied.

Segment Reporting

The Company defines operating segments as components about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company allocates its resources and assesses the performance of its sales activities based on the services performed by its subsidiaries. For the three and nine months ended June 30, 2023 and 2022, the Company has identified two segments: the cultivation, production and sale of cannabis and cannabis derived products and technologies (“Cultivation”) and the sales of Unity Rd. franchises to dispensaries (“Franchising”).

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

Employer Retention Credit

During the nine months ended June 30, 2023, the Company received $952,805 of tax credits in accordance with the Employer Retention Credit (“ERC”) program, authorized by the Coronavirus Aid, Relief, and Economic Security (CARES) Act, as amended. The Company’s policy is to account for the ERC as a grant using guidance analogous to government grants found in IAS 20, Accounting for Government Grants and Disclosure of Government Assistance. In accordance with this guidance, the ERC is recognized as a reduction to Payroll and employee related expenses on the statement of operations when there is reasonable assurance that the Company will receive the ERC.

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

Note 2 – Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with US GAAP, which contemplates continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and has incurred net losses since its inception. These losses, with the associated substantial accumulated deficit, are a direct result of the Company’s planned ramp up period as it is pursuing market acceptance and geographic expansion. In view of these matters, realization of a major portion of the assets in the accompanying condensed consolidated balance sheets is dependent upon continued operations of the Company which in turn is dependent upon the Company’s ability to meet its financing requirements, and the success of its future operations. The Company operates in a new, developing industry with a variety of competitors. The Company is in default on substantially all financial obligations, its property in Arizona is currently in the foreclosure process and a receiver was appointed to the Company by the Superior Court of Arizona. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3 – Inventory

Inventory consisted of the following at June 30, 2023 and September 30, 2022.

	June 30,	September 30,
	2023	2022
Raw materials and work in process	$923,976	$1,209,892
Finished goods	636,240	835,420
Packaging and other	338,387	418,910
	$1,898,603	$2,464,222

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

The $250,000 down payment has been paid. At June 30, 2023, this acquisition has not yet been finalized. As such, the effects of this acquisition, which is expected to be accounted for under ASC 805, Business Combinations, have not been included in the Company’s condensed consolidated balance sheet or statement of operations as of and for the three and nine months ended June 30, 2023. Given the current capital constraints of the Company and the market as a whole, it is unlikely that this acquisition will be closed. As such, the $250,000 down payment was expensed and is included in Other operating expenses on the unaudited condensed consolidated statements of operations for the three and nine months ended June 30, 2023.

Sessions terminated acquisition

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

The $156,902 Exclusivity Deposit has been paid. In addition, at June 30, 2023, the Company previously placed $3.0 million in a deposit account related to the potential financing for this acquisition. The $3.0 million deposit is included in Other assets on the condensed consolidated balance sheet at June 30, 2023. On May 25, 2023, this acquisition was terminated by the sellers as a consequence of the Company’s failure to provide evidence that it had sufficient cash on hand or other sources of immediately available funds to make payment of all amount to be paid under the agreement on the closing date, including the purchase price. As a result of the cancellation, the Company has accrued the termination fee in the amount of $543,098 and expensed the $156,902 Exclusivity Deposit. The termination fee and the Exclusivity Deposit expenses are included in Other operating expenses on the unaudited condensed consolidated statement of operations for the three and nine months ended June 30, 2023.

Note 5 – Variable Interest Entity

In January 2022, the Company signed a Co-Management Agreement with a dispensary in Oklahoma for a term of three years. Under the terms of the Co-Management Agreement, the Company purchased substantially all of the assets of a dispensary, excluding cannabis and cannabis related products and licenses, and assumed the dispensary’s lease. Further, under the Co-Management Agreement, the Company is to operate, staff, and otherwise manage the day-to-day operations of the dispensary. The Company shall also pay all claims, costs and liabilities associated with operating the dispensary. This dispensary was permanently closed in April 2023.

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

The following table presents the carrying values of the assets and liabilities of the entity that is a VIE and consolidated by the Company at June 30, 2023 and September 30, 2022.

	June 30,	September 30,
Assets	2023	2022
Current assets
Inventory	$—	$26,909
Total assets	$—	$26,909

Liabilities
Current liabilities
Income tax payable	$19,145	$13,221
Total liabilities	$19,145	$13,221

The following table presents the operations (after intercompany eliminations) of the entity that is a VIE and consolidated by the Company for the three and nine months ended June 30, 2023.

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Revenues, net	$10,585	$40,245	$70,940	$73,582
Cost of revenue	15,899	21,111	48,999	44,128
Gross profit (loss)	(5,314)	19,134	21,941	29,454
Income tax expense (benefit)	(1,435)	4,624	5,924	7,948
Net income (loss)	$(3,879)	$14,510	$16,017	$21,506

Note 6 - Property and Equipment, Net

The following represents a summary of our property and equipment as of June 30, 2023 and September 30, 2022:

	June 30,	September 30,
	2023	2022
Cultivation and manufacturing equipment	$619,670	$612,137
Computer equipment and software	270,795	270,795
Leasehold improvements	14,121	63,788
Buildings and improvements	2,811,340	2,811,340
	3,715,926	3,758,060
Accumulated Depreciation	(1,004,307)	(777,473)
	2,711,619	2,980,587
Land	3,455,563	3,455,563
Construction on progress	18,435,107	14,583,574
Property and Equipment, Net	$24,602,289	$21,019,724

During the nine months ended June 30, 2022, the Company completed the purchase of 44 acres of land from a related party for $3.0 million plus expenses. The land-owner is one of the original members of BSSD and a current employee of the Company.

Construction in progress relates to multiple capital projects ongoing during the nine months ended June 30, 2023, including the construction of the Nevada facility and the expansion of the Arizona facility. Construction in progress also includes interest and fees on debt that is directly related to the financing of the Company’s capital projects. Given the status and the continued delays of the projects, the Company has ceased capitalizing interest and fees on the debt that is directly related to the financing of the Company’s projects beginning on April 1, 2023.

Depreciation expense for the three months ended June 30, 2023 and 2022 was $80,552 and $74,710, respectively. Depreciation expense for the nine months ended June 30, 2023 and 2022 was $246,867 and $146,078, respectively.

During and subsequent to the three months ended June 30, 2023, the Company has noted indicators of the possible impairment of its property and equipment. The Company will analyze these indicators during the fourth quarter of the year ended September 30, 2023 and determine if any impairment has occurred. Given the carrying value of the Company’s property and equipment at June 30, 2023, the occurrence of an impairment may be material to the Company’s financial position and results of operations.

Note 7 – Debt

		Maturity	Annual Interest	Balance at	Balance at	Conversion
	Effective Date	Date	Rate	June 30, 2023	September 30, 2022	Price
C-2	3/23/2020	9/23/2020	15%	$1,100,000	$1,100,000	See C-2
C-3	8/15/2011	8/15/2012	8%	—	20,000	$0.50
C-7	9/29/2021	1/1/2023	10%	325,000	275,000	0.35
C-8	9/29/2021	1/1/2023	10%	650,000	550,000	0.35
C-9	10/1/2021	1/1/2023	10%	975,000	825,000	0.35
C-10	10/29/2021	5/31/2023	18%	750,000	750,000	1.50
C-11	2/21/2022	8/31/2022	24%	230,000	230,000	1.10
C-12	10/24/2022	10/24/2024	15%	250,000	—	0.31
C-13	12/13/2022	12/13/2024	15%	50,000	—	0.25
C-14	12/13/2022	12/13/2024	15%	50,000	—	0.25
				$4,380,000	$3,750,000

(C-2) Convertible Viridis Note

On March 23, 2020 the Company borrowed proceeds from a related party, Viridis I9 Capital LLC (“Viridis”), in the amount of $1.1 million. The note is convertible at the lesser of a) $1.00 per share or, b) 20% discount to the ten day average closing price of the Company’s common stock, immediately prior to the conversion date. All principal and interest were due on the maturity date. The Company is not in compliance with the terms of the Viridis note. The convertible Viridis note included a provision for the issuance of 5,000,000 warrants exercisable into the Company’s common stock. The exercise price on the warrants is $0.75 and the warrants have a term of 5 years.

(C-3) Other Convertible Note

The outstanding principal and accrued interest of C-3 was converted into 5,714 shares of the Company’s common stock during the nine months ended June 30, 2023.

(C-7, C-8) Convertible Lucas Ventures and LGH Investments Notes

 These two convertible notes were amended effective January 1, 2023 to, among other terms, extend the maturity date to June 30, 2023 and to pledge the Company’s Colorado Retail Marijuana License as security for the note. As part of the amendment for C-7, the Company increased the principal amount due on the note to $325,000. As part of the amendment for C-8, the Company issued 168,750 shares of common stock, valued at $21,455 and increased the outstanding principal balance to $650,000. The value of the stock issuance and the increase in principal amounts were recorded as a convertible debt discount and are being amortized to interest expense over the term of the notes. The Company is not in compliance with the terms of these notes.

(C-9) Convertible Tysadco Note

This note was amended effective January 1, 2023 to, among other terms, extend the maturity date to June 30, 2023 and to pledge the Company’s Colorado Retail Marijuana License as security for the note. As part of the amendment, the Company issued 168,750 shares of common stock, valued at $21,455 and increased the outstanding principal amount to $975,000. The value of the stock issuance and the increase in principal amount were recorded as a convertible debt discount and are being amortized to interest expense over the term of the note. The Company is not in compliance with the terms of this note.

(C-10) Convertible *Individual* Note

This note was amended effective March 31, 2023 to, among other terms, extend the maturity date to May 31, 2024 and to increase the interest rate to 17.5%. As part of this amendment, combined with the amendments for notes (x) and (dd) below, the Company agreed to pay an extension fee of $75,000 on June 1, 2023. The resulting discount is being amortized to interest expense over the term of the notes. The unpaid balance of this extension fee was accrued at June 30, 2023 in the amount of $30,000. The Company is not in compliance with the terms of this note.

(C-11) Convertible *Individual* Note

Note C-11 is in default.

(C-12) *Individual* Note

On October 24, 2022, the Company entered into a Secured Convertible Promissory Note in the amount of $250,000, which is payable at maturity on October 24, 2024. Interest on the note is 15% per annum and is payable quarterly. This note is secured by a first priority security interest in all assets of OCG Management Ontario Inc., a wholly owned subsidiary of the Company. The outstanding principal and any accrued interest are convertible into shares of the Company’s common stock at $0.31 per share. The Company issued 75,000 shares of its common stock, valued at $15,000, as part of the note agreement. The debt and shares of common stock were recorded at their relative fair values. The resulting discount of $15,000 is amortized to interest expense over the term of the debt. The Company is not in compliance with the terms of this note.

(C-13) *Individual* Note

On December 13, 2022, the Company entered into a Secured Convertible Promissory Note in the amount of $50,000, with a member of its board of directors. The note is payable at maturity on December 13, 2024. Interest on the note is 15% per annum and is payable quarterly. This note is secured by a first priority security interest in all assets of OCG Management Ontario Inc., a wholly owned subsidiary of the Company. The outstanding principal and any accrued interest is convertible into shares of the Company’s common stock at $0.25 per share. The Company issued 10,000 shares of its common stock, valued at $2,500, as part of this note agreement. The debt included a beneficial conversion feature after consideration of the relative fair value of the shares of common stock. The debt and shares of common stock were recorded at their relative fair values, along with the beneficial conversion feature. The resulting discount of $5,000 is amortized to interest expense over the term of the debt. The Company is not in compliance with the terms of this note.

(C-14) *Individual* Note

On December 13, 2022, the Company entered into a Secured Convertible Promissory Note in the amount of $50,000, which is payable at maturity on December 13, 2024. Interest on the note is 15% per annum and is payable quarterly. This note is secured by a first priority security interest in all assets of OCG Management Ontario Inc., a wholly owned subsidiary of the Company. The outstanding principal and any accrued interest is convertible into shares of the Company’s common stock at $0.25 per share. The Company issued 10,000 shares of its common stock, valued at $2,500, as part of this note agreement. The debt included a beneficial conversion feature after consideration of the relative fair value of the shares of common stock. The debt and shares of common stock were recorded at their relative fair values, along with the beneficial conversion feature. The resulting discount of $5,000 is amortized to interest expense over the term of the debt. The Company is not in compliance with the terms of this note.

The future minimum payments of the Company’s convertible debt obligations as of June 30, 2023 are as follows. The unamortized discount will be amortized through December 2024.

June 30,	Amount
2024	$4,380,000
$4,380,000

Notes Payable

		Maturity	Annual Interest	Balance at	Balance at
	Effective Date	Date	Rate	June 30, 2023	September 30, 2022	Secured by
f	5/1/2020	11/1/2023	10%	$1,386,370	$1,386,370	2nd DOT AZ property
h	5/1/2020	5/1/2023	15%	283,666	283,666	N/A
l	7/22/2022	7/31/2023	36%	2,203,167	1,823,405	Future revenues; shares of Company stock
o	3/19/2021	4/1/2024	10%	238,023	637,114	N/A
p	2/1/2021	7/15/2023	15%	155,446	220,590	N/A
q	8/6/2021	3/1/2023	16%	13,500,000	13,500,000	1st AZ property and other personal property
r	8/6/2021	3/1/2023	16%	5,500,000	5,500,000	1st NV property and other personal property
s	9/30/2021	12/31/2021	18%	—	500,000	Restricted common stock
u	11/2/2022	7/18/2024	25%	414,046	548,082	Future revenues
w	3/4/2022	5/21/2024	15%	6,203,930	5,253,256
x	3/10/2022	5/31/2024	18%	250,000	250,000	N/A
y	3/2/2022	8/1/2023	5%	145,388	165,388	N/A
z	7/20/2022	4/30/2023	36%	638,460	426,558	Future revenues
aa	10/28/2022	1/31/2023	70%	2,000,000	—	Deposit account holding the funds
bb	11/2/2022	3/28/2023	41%	593,412	—	Future revenues
cc	10/26/2022	11/16/2022	71%	326,680	—	Deposit account holding the funds
dd	11/3/2022	5/3/2023	18%	500,000	—	N/A
ee	11/1/2022	12/20/2022	1%	25,922	—	N/A
ff	2/17/2023	11/1/2025	18%	222,148	—	N/A
gg	4/6/2023	5/31/2024	30%	250,000	—	N/A
hh	6/22/2023	12/22/2023	10%	185,949	—
				35,022,607	30,494,429
	Less: liabilities related to assets held for sale			(5,500,000)	(5,500,000)
		Less: unamortized discounts		—	(1,853,686)
				$29,522,607	$23,140,743

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

On May 1, 2020, under a troubled debt restructuring, the Company renegotiated the $1,200,000 note payable. As part of the restructuring, the Company issued 1,555,556 warrants exercisable into the Company's common stock. The warrants have an exercise price of $1.00 and a term of 5 years. Accrued interest in the amount of $186,370 was added to the principal balance of the note, making the total principal $1,386,370. Interest only payments of $11,553 shall be paid monthly until November 1, 2020 at which time monthly principal and interest payments of $28,144 are required for 36 months, with a balloon payment of all outstanding principal and interest due upon the note's maturity. The note also entitles Viridis to a gross revenue participation of the Arizona Operations equal to 1% of the gross sales (up to $20,000 monthly) upon the maturity of the note and for the subsequent 5 year period. The debt and warrants were recorded at their relative fair values. The resulting discount is amortized to interest expense over the term of the debt. The Company is not in compliance with the terms of the Viridis AZ note.

(h) Viridis (unsecured)

The Company's subsidiary, BSSD Group, LLC borrowed $269,000 from Viridis, a related party, in December 2019. This note bears annualized interest at 15%. On May 1, 2020, under a troubled debt restructuring, the Company renegotiated the $269,000 note payable. Accrued interest in the amount of $14,666 was added to the principal balance of the note, making the total principal $283,666. As part of the restructuring, the Company issued 400,000 warrants exercisable into the Company's common stock. The warrants have an exercise price of $.05 and a term of 5 years. Payments of principal and interest in the amount of $9,833 are due monthly, with a balloon payment of all outstanding principal and interest is due upon the note's maturity. The debt and warrants were recorded at their relative fair values. The resulting discount is amortized to interest expense over the term of the debt. The Company is not in compliance with the terms of this note.

(l) Upwise Capital

The Company is not in compliance with the terms of this note.

(o) OCG Officers Debt

As part of the OCG transaction in March 2021, the Company assumed the debt that OCG, Inc. owed to its officers. Principal and interest payments are due monthly with a balloon payment of all outstanding principal and interest due at maturity. The Company is not in compliance with the terms of these notes. One of these officers is a director and officer of the Company. See Note 10.

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

Effective March 31, 2022, the debt was amended to extend the maturity date to June 30, 2022, interest payments were due on April 1, May 1 and June 1, 2022. Principal payments in the amount of $50,000 were due on April 15, May 15 and June 15, 2022 and a final balloon payment of outstanding principal and interest in the amount of $223,972 was due on June 30, 2022. On January 20, 2023, the Company and Stockbridge Enterprises, a related party, entered into the third amendment of the outstanding promissory note. The amendment calls for monthly principal and interest payments of $25,000 with a final balloon payment of all outstanding principal and interest of $102,156 due at maturity on July 15, 2023. This note is in default.

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

The Company has taken steps to protect its interests in the property, including retaining legal counsel to represent the Company in the Foreclosure, which is set to occur August 29, 2023. The Company is currently evaluating the potential impact of the Foreclosure on its financial statements, liquidity, and operations. See Item 3. Defaults Upon Senior Securities in Part II, Other Information, of this Form 10-Q.

(s) Viridis $500,000

On September 30, 2021, the Company borrowed $500,000 from Viridis Group I9 Capital LLC, a related party. The proceeds of the debt were used to make a payment on the then outstanding unpaid payroll tax liability. The debt and warrants were recorded at their relative fair values. The resulting discount in the amount of $284,534 was amortized to interest expense over the term of the debt. During the nine months ended June 30, 2023, this debt and related accrued interest were combined with other Viridis outstanding debt and related accrued interest into one Unsecured Promissory Note. See (w) below.

(u) Lendspark

On November 2, 2022, the Company entered into a third short-term financing arrangement with Lendspark. The proceeds of $0.58 million were used to repay the previous Lendspark short-term financing. Payments of $7,967 are due weekly until $0.725 million has been repaid. This results in an effective interest rate of 25%. Fees in the amount of $12,000 have been recorded as a discount and are being amortized to interest expense over the term of the arrangement. The Company is not in compliance with the terms of this note.

(w) Viridis note

Effective December 1, 2022, the Company entered into an Unsecured Promissory Note with Viridis Group Holdings, LLC, a related party. The purpose of the Unsecured Promissory Note was to agree upon the terms for the short term loans that this related party had previously provided to the Company. Including interest accrued from the date of the short-term loans to the effective date of the agreement, the principal amount of the Unsecured Promissory Note is $6,203,930. Interest only payments in the amount $82,396 will begin on May 21, 2023 with a final balloon payment of all outstanding principal and interest to be paid at maturity on May 21, 2024. The Company is not in compliance with the terms of this note.

(x) *Individual* Note

On March 10, 2022, the Company entered into a short-term promissory note for $250,000. The short-term promissory note was due and payable in monthly payments of interest only, with all principal and any accrued and unpaid interest due at maturity. Effective September 30, 2022, this note was amended to extend the maturity date to March 31, 2023. As part of the amendment, the Company issued 100,000 shares of its common stock, valued at $40,000. This note was amended effective March 31, 2023 to, among other terms, extend the maturity date to May 31, 2024 and to decrease the interest rate to 17.5%. As part of this amendment, combined with the amendments for notes (C-10) above and (dd) below, the Company agreed to pay an extension fee of $75,000 on June 1, 2023. The resulting discount is being amortized to interest expense over the term of the notes. The unpaid balance of this extension fee was accrued at June 30, 2023 in the amount of $30,000. The Company is not in compliance with the terms of this note.

(y) Nebrina Adams County Note

Effective with the close of the Adams County acquisition, the Company entered into a note for $200,000 with the seller as part of the purchase price. The note is payable in six installments on the last day of each three-month period following the Closing Date. This note is in default.

(z) Capybara Capital

The Company is not in compliance with the terms of this note.

(aa) *Individual* Note

On October 28, 2022, the Company entered into a Secured Short Term Promissory Note in the amount of $2.0 million. Principal and interest in the amount of $2.35 million was due at maturity on January 31, 2023. The Company issued 650,000 shares of its common stock, valued at $166,819, to the lender as part of the note agreement. The debt and shares of common stock were recorded at their relative fair values. The resulting discount of $166,819 was amortized to interest expense over the term of the debt. During the nine months ended June 30, 2023, the maturity date of this note was extended to the earlier of: (1) June 1, 2023; or (2) the outcome of the Sessions transaction, whether it closes or, alternatively, is terminated. The Company is not in compliance with the terms of this note.

(bb) Lendspark 2 Note

On November 2, 2022, the Company entered into a short-term financing arrangement with Lendspark. The Company received proceeds of $750,000. Payments of $1,720 were paid daily for the first three months, and were extended through May 19, 2023, and then payments of $19,658 are to be paid daily until a total of $862,500 has been repaid. The Company is not in compliance with the terms of this note.

(cc) Viridis Note

On October 26, 2022, the Company entered into a Secured Short Term Promissory Note with Viridis Group I9 Capital LLC, a related party, in the amount of $500,000. The note was due on November 16, 2022 and carried an interest rate of $1.94 per day per $1,000 outstanding. In addition, the note required a principal payment of $150,000 on November 4, 2022. The Secured Short Term Promissory Note is in default.

(dd) *Individual* Note

On November 3, 2022, the Company entered into a short-term promissory note in the amount of $500,000. Interest only payments are due monthly and all principal and any unpaid interest are due at maturity. The Company issued 300,000 shares of its common stock, valued at $60,000, to the lender as part of the note agreement. The debt and shares of common stock were recorded at their relative fair values. The resulting discount of $60,000 is amortized to interest expense over the term of the debt. This note was amended effective March 31, 2023 to, among other terms, extend the maturity date to May 31, 2024 and to decrease the interest rate to 17.5%. As part of this amendment, combined with the amendments for notes (C-10) and (x) above, the Company agreed to pay an extension fee of $75,000 on June 1, 2023. The resulting discount is being amortized to interest expense over the term of the notes. The unpaid balance of this extension fee was accrued at June 30, 2023 in the amount of $30,000. The Company is not in compliance with the terms of this note.

(ee) VGI Citadel Note

As part of the lease termination of the Company’s corporate office (see Note 9), the Company entered into a note payable with VGI Citadel LLC, a related party, for $25,922, the amount of rent owed at the time of termination. The note carries an interest rate of 1% per annum, compounding weekly, and matured on December 20, 2022. This note is in default.

(ff) Accounts payable converted to a Note

On February 17, 2023, the Company converted outstanding accounts payable owed to a single vendor to a note payable in the amount of $256,415. Principal and interest payments in the amount of $10,000 are due monthly. The Company is not in compliance with the terms of this note.

(gg) *Individual* Note

In April 2023, the Company received $250,000 as part of an anticipated promissory note, which as of the date of this Form 10-Q has not been finalized. It is currently anticipated that this note will require weekly interest payment with all principal and accrued but unpaid interest due at maturity. The Company is not in compliance with the terms of this note.

(hh) Illinois National Bank Note

On June 22, 2023, the Company entered into a Business Loan Agreement and Promissory Note with Illinois National Bank (“INB”). The proceeds from the note were used to pay the bank overdrafts that the Company had with INB. Subsequent to June 30, 2023, the Company was in default on this note.

The future minimum payments of the Company’s notes payable obligations as of June 30, 2023 are as follows. The unamortized discount will be amortized through July 2024.

June 30,	Amount
2024	$35,182,377
Less: liabilities related to assets held for sale	(5,500,000)
Less: imputed interest	(159,770)
$29,522,607

A summary of interest expense for the three and nine months ended June 30, 2023 and 2022 is as follows.

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Amortization of debt discounts	$373,326	$1,440,535	$2,462,587	$4,932,259
Stated interest paid or accrued	2,579,114	1,508,210	6,638,359	4,073,665
Finance charges and other interest	(1,978)	22,021	20,183	25,016
	2,950,462	2,970,766	9,121,129	9,030,940
Less: interest capitalized to construction in progress	—	(1,345,611)	(2,401,504)	(5,098,022)
	$2,950,462	$1,625,155	$6,719,625	$3,932,918

Note 8 - Concentrations

For the nine months ended June 30, 2023 and 2022, 96% and 98%, respectively, of the Company's revenue was generated from a single customer. Given the agreement with the license holder, although the Company’s products are distributed to numerous dispensaries throughout Arizona, all sales are made through the license holder. The Company's wholly owned subsidiary provides cannabis products to this customer under a three-year Cultivation Management Services Agreement that commenced on April 1, 2020. This agreement has been extended through August 11, 2023. Provisions of the agreement require 30-day written notice to terminate except for the following circumstances, in which case the agreement is cancellable with no notice: (i) uncured default; (ii) gross negligence, intentional, or willful misconduct by either party; (iii) federal or state enforcement action against either party; (iv) any change or revocation of state or local law that has the effect of prohibiting the legal operation of the Cultivation Facility; (v) the dispensary license renewal is not approved; (vi) the dispensary fails to maintain its dispensary license in good standing with the regulators resulting in the revocation of the dispensary license. Three of our license holder’s customers that the Company’s products are distributed to account for approximately 49%, 11% and 9%, respectively, of our cultivation revenue for the nine months ended June 30, 2023. Should our products no longer be distributed to these customers of our license holder, it would have a material adverse effect on our operations.

Effective June 29, 2023, the Company entered into a Contractor and License Agreement. The term of this agreement is for a term of three years and continue through June 30, 2026. This agreement may be extended for one additional three year period, provided that no event of default has occurred. Provisions of the agreement require a six month written notice to terminate except in certain circumstances, in which case the agreement can be immediately terminated.

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

The Company entered into a 60 month lease with VGI Citadel LLC, a related party, to rent office space for its corporate headquarters which began in June 2019. The monthly lease payments were $6,478 for the first twelve months and include all utilities and an estimated amount for common area maintenance and real estate taxes. The monthly lease payments increase to $6,653, $6,828, $7,003, and $7,178 for years two through five, respectively. Rent expense for the three months ended June 30, 2023 and 2022 on this lease was nil and $20,782, respectively. Rent expense for the nine months ended June 30, 2023 and 2022 on this lease was $6,348 and $64,939, respectively. Interest was imputed using a discount rate of 20%. The lease does not include renewal options.

The Company and VGI Citadel LLC entered into an Agreement to Terminate Lease for its corporate offices which called for the termination of the lease with VGI Citadel LLC, a related party, effective December 20, 2022.

In February 2022, the Company assumed a lease to rent approximately 3,100 square feet of retail space in Oklahoma City, Oklahoma as part of the Oklahoma City acquisition. The lease calls for base rent payments of $21 per square foot ($5,483), plus a prorated share of taxes, insurance and common area maintenance expenses, per month and increasing each year by 3% through the end of the lease term on February 28, 2029. The lease may be extended for two additional 5 year periods. Rent expense for the three months ended June 30, 2023 and 2022 on this lease was $19,975 and $22,129, respectively. Rent expense for the nine months ended June 30, 2023 and 2022 on this lease was $64,616 and $36,406, respectively. Interest was imputed using a discount rate of 18%. During the nine months ended June 30, 2023, the Company has closed this dispensary and the Company has removed the remaining balance of the right of use asset and liability from the condensed consolidated balance sheet.

In March 2022, the Company assumed a lease to rent approximately 2,650 square feet of retail space in Adams County, Colorado as part of the Adams County acquisition. The lease calls for base rent payments of $15,450, plus a prorated share of operating costs of the building, per month and escalate each year to $15,913 in the final year which ends on February 1, 2024. The lease may be extended for one additional 3 year period. Rent expense for the three months ended June 30, 2023 and 2022 on this lease was $49,604 and $52,822, respectively. Rent expense for the nine months ended June 30, 2023 and 2022 on this lease was $150,917 and $68,870, respectively. Interest was imputed using a discount rate of 18%. At and subsequent to June 30, 2023, the Company is past due on its monthly lease payments.

In September 2021, the Company signed a seven-year lease to rent approximately 3,000 square feet of retail space in Biddeford, Maine. The lease calls for base rent payments of $6,604, plus taxes and operating expenses, per month for the first year and escalate each year to $7,886 per month in year seven. The lease may be extended for two terms of 5 years each. The commencement of this lease was contingent upon the issuance and receipt of a license and city approval. The agreement will terminate if the contingency is not met. At June 30, 2023, the contingency was not met and the lease was terminated. As such, the Company has removed the remaining balance of the right of use asset and liability from the condensed consolidated balance sheet. Rent expense for the three and nine months ended June 30, 2023 on this lease was $22,677. Interest was imputed using a discount rate of 18%.

In October 2021, the Company entered into a commercial lease agreement to rent 12,000 square feet located in Denver, Colorado. The lease has a term of five years with escalating monthly base rent beginning at $6,354 and escalating each year to $7,295 in year five. Commencement of the lease was contingent upon the Company receiving an approved retail license within 120 days from October 22, 2021. The agreement was to terminate if the contingency was not met. The contingency was met during the three months ended December 31, 2022 and the Company had recorded the right of use asset and liability to the condensed consolidated balance sheet at March 31, 2023. During the three months ended June 30, 2023, the agreement was terminated and the Company removed the ROU asset and liability from the condensed consolidated balance sheet at June 30, 2023. Rent expense for the three and nine months ended June 30, 2023 on this lease was $18,266 and $59,939, respectively. Interest was imputed using a discount rate of 18%. At and subsequent to June 30, 2023, the Company is past due on its monthly lease payments.

The Company believes it is probable that a break-up fee will be payable related to this Denver, Colorado location. However, the amount of the break-up fee cannot currently be reasonably estimated. The Company believes that the break-up fee will be in the range of $50,000 - $250,000.

In March 2023, the Company entered into a commercial lease agreement to rent 6,159 square feet located in Phoenix, Arizona. The lease has a term of 27 months with escalating monthly base rent beginning at $13,601 plus parking fees and escalating each to $14,114 plus parking fees in the second year. The Company has recorded the right of use asset and liability to the condensed consolidated balance sheet at June 30, 2023. Rent expense for the three and nine months ended June 30, 2023 on this lease was $32,471 and $45,562, respectively. Interest was imputed using a discount rate of 18%. At and subsequent to June 30, 2023, the Company is past due on its monthly lease payments.

The future lease payments are as follows.

Year ended
June 30,	Amount
2024	$294,784
2025	158,228
453,012
Less: imputed interest	(60,559)
392,453
Less: current portion:	(247,586)
$144,867

As of June 30, 2023 and September 30, 2022, the Company has accrued unpaid payroll taxes and estimated penalties and interest of approximately $1,380,000 and $1,450,000, respectively, and is included in accrued payroll and payroll taxes in the accompanying condensed consolidated balance sheets. During the nine months ended June 30, 2023, the Company received approximately $953,000 of Employee Retention Credits ("ERCs") that were used to reduce the unpaid payroll tax liability. In addition, as a result of the ERCs, the Company reduced its accrued payroll tax liability in the amount of approximately $316,000 related to the reduction of estimated penalties and interest. The ERCs were recorded to payroll and employee related expenses and the reduction of the estimated penalties and interest was recorded to other operating expenses on the condensed consolidated statement of operations. At June 30, 2023, an asset for the overpayment of certain payroll taxes was recorded to other assets on the condensed consolidated balance sheet in the amount of approximately $119,000.

There are no material pending legal proceedings, other than the Foreclosure discussed in Note 7 (q, r) above and various legal actions from creditors and vendors, in which the Company or any of its subsidiaries is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of its voting securities, or security holder is a party adverse to us or has a material interest adverse to the Company.

Note 10 - Related Party Transactions

As discussed in Note 6, the Company completed the purchase of 44 acres of land from a related party for $3.0 million plus expenses. The land-owner is one of the original members of BSSD and a former employee of the Company.

As discussed in Note 7, the Company has entered into various loan agreements with Viridis or its related entities. A member of Viridis served on the Company’s board of directors.

As discussed in Note 7, the Company has a loan agreement with Stockbridge Enterprises. Stockbridge Enterprises holds more than 5% of the Company’s common stock.

As discussed in Note 7, the Company has a convertible loan agreement with a former member of the Company’s board of directors.

As discussed in Note 7, as part of the OCG transaction in March 2021, the Company assumed the debt that OCG, Inc. owed to its officers. One of these officers is a former director and former officer of the Company. This officer’s note had a maturity date of April 1, 2024 and an interest rate of 10% per annum. Principal and interest payments were due monthly with a balloon payment of all outstanding principal and interest due at maturity. On November 2, 2022, the outstanding amount owed on this note of $289,579 was converted at $0.25 per share into 1,158,318 shares of the Company’s common stock.

As discussed in Note 9, the Company previously had a lease agreement with VGI Capital LLC. As part of the lease termination, the Company entered into a note payable with VGI Citadel LLC. See Note 7. One member of VGI Capital LLC served on the Company’s board of directors.

During the nine months ended June 30, 2023 and 2022, the Company purchased cultivation supplies from a related party in the amount of $0 and $31,708, respectively. No purchases were made from this related party during the three months ended June 30, 2023 and 2022. This related party is owned by the parent of a stockholder that holds more than 5% of the Company’s common stock.

Included in our accounts payable at June 30, 2023 and September 30, 2022 is approximately $148,000, and $243,000, respectively in amounts due to related parties. In addition, at June 30, 2023, $430,833 was accrued on the condensed consolidated balance sheet related to the severance agreements for our two former Chief Executive Officers and our former Chief Financial Officer.

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

In May 2023, the Company entered into a Severance Agreement and Release of Claims with an employee who is also a greater than 5% stockholder of the Company. The severance agreement calls for payments totaling $17,538 and the continuation of health benefits until March 2024.

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

On June 30, 2023, the Company entered into a Separation Agreement and General Release (the “Agreement”) with the Company’s Chief Financial Officer, Robert Mikkelsen. The Agreement provides for twenty-four (24) equal biweekly installments of $5,000 and payment of Mr. Mikkelsen’s previously unreimbursed expenses. Further, Mr. Mikkelsen is to remain on the Company employee benefit plan, including health insurance for the duration of the period until Mr. Mikkelsen has been paid in full under the Agreement. Mr. Mikkelsen is to receive his 2023 fiscal year option to purchase up to 200,000 shares of the Company’s common stock with a strike price based on the current 10-day VWAP. These options vest over a two (2) year period and have a term of five (5) years. Mr. Mikkelsen’s options to purchase the Company’s common stock will become fully vested. In exchange for the cancellation of one-half of Mr. Mikkelsen’s outstanding stock options, the Company granted 456,088 shares of common stock. Finally, this agreement includes a transaction bonus upon the Company’s completion of a transaction resulting in a net positive change of control.

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

June 30,
2023
Assets held for sale
Construction in progress - land and building	$9,646,612
Licenses	6,703,981
16,350,593
Valuation allowance	(9,535,593)
$6,815,000

Liabilities related to assets held for sale
Debt	$5,500,000

Note 12 - Stockholders' Equity

Warrants

The following table summarizes the Company’s warrant activity for the nine months ended June 30, 2023:

	Common Shares Issuable Upon Exercise of Warrants	Weighted Average Exercise Price	Weighted Average Contractual Term in Years	Aggregate Intrinsic Value
Balance of warrants at September 30, 2022	49,870,537	$2.05	3.7	$315,000

Warrants granted	2,300,000	0.50	2.0
Forfeited/Cancelled	(2,800,000)	2.57	3.4

Balance of warrants at June 30, 2023	49,370,537	$1.95	3.6	$—

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company’s common stock as of June 30, 2023, for those awards that have an exercise price currently below the closing price as of June 30, 2023. Awards with an exercise price above the closing prices as of June 30, 2023 are considered to have no intrinsic value.

The following range of assumptions were used to estimate the fair value of warrants issued during the nine months ended June 30, 2023, using the Black-Scholes option-pricing model.

Nine months ended
June 30, 2023
Expected stock price volatility	127%
Risk-free interest rate	4%
Expected term (years)	2.0
Expected dividend yield	0%
Black-scholes value	$0.23

Stock Options

On June 21, 2019, the Company’s shareholders voted to approve the 2019 Equity Incentive Plan (the “2019 Plan”). Pursuant to the 2019 Plan, the maximum aggregate number of Shares available under the Plan through awards is the lesser of: (i) 6,000,000 shares, increased each anniversary date of the adoption of the plan by 2 percent of the then-outstanding shares, or (b) 10,000,000 shares. The maximum contractual term of the award is 10 years. The vesting period for options outstanding at June 30, 2023 ranges from vesting immediately to three years.

The following table summarizes the Company’s stock option activity for the nine months ended June 30, 2023:

	Common Shares Issuable Upon Exercise of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (1)
Balance of Options at September 30, 2022	8,594,805	$1.08	8.3	$33,162

Options granted	1,152,612	0.19	7.0	2,000
Forfeited/Cancelled	(689,702)	1.55	—	—

Balance of Options at June 30, 2023	9,057,715	$0.93	7.5	$5,401

Exercisable at June 30, 2023	4,598,511	$0.97	6.9	$4,751
Unvested at June 30, 2023	4,459,204	$0.87

	Number of Options	Weighted Average Grant Date Fair Value
Unvested at June 30, 2023	4,459,204	$0.83
Granted during the nine months ended June 30, 2023	1,152,612	$0.20
Forfeited during the nine months ended June 30, 2023	689,702	$0.76

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company’s common stock as of June 30, 2023, for those awards that have an exercise price currently below the closing price as of June 30, 2023. Awards with an exercise price above the closing prices as of June 30, 2023 are considered to have no intrinsic value.

The following range of assumptions were used to estimate the fair value of stock options granted during the nine months ended June 30, 2023, using the Black-Scholes option-pricing model.

Nine months ended
June 30, 2023
Expected stock price volatility	151% - 167%
Risk-free interest rate	3.6% - 4.3%
Expected term (years)	2.5 - 5.0
Expected dividend yield	0%
Black-scholes value	$0.03 - $0.37

During the three months ended June 30, 2023 and 2022, the Company recognized compensation expense of $860,332 and $934,681, respectively. During the nine months ended June 30, 2023 and 2022, the Company recognized compensation expense of $2,372,982 and $2,533,535, respectively. At June 30, 2023, there was $996,988 of total unrecognized compensation cost. This unrecognized cost is expected to be recognized over the weighted average vesting period of approximately 1 year.

Note 13 – Segment Information

The Company has identified two segments: the cultivation, production and sale of cannabis products (Cultivation) and the sales of Unity Rd. franchises to dispensaries (Franchising). The following tables presents segment information at and for the three and nine months ended June 30, 2023 and 2022.

	Cultivation	Franchising	Corporate	Total
Nine months ended June 30, 2023
Revenues from external customers	$15,124,870	$221,822	$342,569	$15,689,261
Operating income (loss)	6,304,567	(2,078,880)	(10,073,205)	(5,847,518)
Interest expense	1,060,873	6,103	5,652,649	6,719,625
Depreciation and amortization	80,307	894,805	160,407	1,135,519
Additions to property, equipment and construction in progress	—	—	3,829,432	3,829,432

Three months ended June 30, 2023
Revenues from external customers	$4,823,366	$60,837	$138,172	$5,022,375
Operating income (loss)	1,863,500	(707,362)	(4,122,184)	(2,966,046)
Interest expense	344,479	—	2,605,983	2,950,462
Depreciation and amortization	26,767	300,740	50,648	378,155

At June 30, 2023
Property, equipment and construction in progress, net	$223,841	$13,813	$24,364,635	$24,602,289
Total assets (after intercompany eliminations)	3,229,417	66,709,346	42,076,733	112,015,496

Nine months ended June 30, 2022
Revenues from external customers	$17,360,844	$280,529	$114,146	$17,755,519
Operating income (loss)	3,993,350	(2,705,153)	(10,042,901)	(8,754,704)
Interest expense	460,524	79,993	3,392,401	3,932,918
Depreciation and amortization	90,362	901,675	328,627	1,320,664
Additions to property, equipment and construction in progress	25,623	—	15,631,945	15,657,568

Three months ended June 30, 2022
Revenues from external customers	$4,861,737	$22,031	$47,554	$4,931,322
Operating income (loss)	983,533	(1,001,768)	(3,829,572)	(3,847,807)
Interest expense	303,462	36,777	1,284,916	1,625,155
Depreciation and amortization	27,830	300,150	111,072	439,052

At June 30, 2022
Property, equipment and construction in progress, net	$421,757	$20,899	$25,864,556	$26,307,212
Total assets (after intercompany eliminations)	5,102,841	68,217,019	47,207,983	120,527,843

Note 14 - Subsequent Events

Subsequent to June 30, 2023 the following events have occurred.

On July 11, 2023, a motion was filed, requesting the Superior Court of Arizona, in the County of Maricopa, to appoint a receiver over Item 9 Labs. The Company stipulated and agreed to the receiver appointment. On July 14, 2023, the Superior Court of Arizona appointed a receiver and the receiver was granted, effective immediately, possession, custody, and control of all the real, personal, tangible and intangible property owned by Item 9 Labs or in which Item 9 Labs has an interest (the “Property”). The receiver is authorized and is entitled to exercise all of Item 9 Labs’ rights in any and all Property in which the Company has an interest. The receiver is appointed to manage, maintain and preserve the Property for the duration of this receivership in a reasonable, prudent, diligent and efficient manner to maximize its value for the benefit of Item 9 Labs’ equity interest holders and creditors.

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

Overview

Item 9 Labs Corp. (OTC: INLB) is a vertically integrated cannabis operator and dispensary franchisor delivering premium products from its large-scale cultivation and production facilities in the United States. The award-winning Item 9 Labs brand specializes in best-in-class products and user experience across several cannabis categories. The company also offers a unique dispensary franchise model through the national Unity Rd. retail brand. Easing barriers to entry, the franchise provides an opportunity for both new and existing dispensary owners to leverage the knowledge, resources, and ongoing support needed to thrive in their state compliantly and successfully. Item 9 Labs brings the best industry practices to markets nationwide through distinctive retail experience, cultivation capabilities, and product innovation. The veteran management team combines a diverse skill set with deep experience in the cannabis sector, franchising, and the capital markets to lead a new generation of public cannabis companies that provide transparency, consistency, and well-being.

The award-winning Item Nine Labs brand seeks to offer best-in-class products and user experience across several cannabis categories. The product catalog includes an extensive range of premium cannabis products comprised of responsibly cultivated flower, Orion vape technology, concentrates and more. The highly regarded brand has received more than thirty-five (35) wins and podium placements in Arizona marijuana competitions, including Cannabis Cup, Errl Cup and 710 Degree Cup, across its suite of high-quality cannabis products. Item Nine Labs has delivered over 3 million packaged goods in its history, and over 290,000 units during the quarter ended June 30, 2023.

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

	Nine months ended June 30,
	2023	2022	$ Change	% Change
Revenues, net	$15,689,261	$17,755,519	$(2,066,258)	-12%
Cost of revenues	6,530,438	11,089,560	(4,559,122)	-41%
Gross profit	9,158,823	6,665,959	2,492,864	37%
Operating expenses
Professional fees and outside services	2,392,382	2,207,618	184,764	8%
Payroll and employee related expenses	7,045,596	7,889,672	(844,076)	-11%
Sales and marketing	995,164	1,260,551	(265,387)	-21%
Depreciation and amortization	1,135,519	1,320,664	(185,145)	-14%
Other operating expenses	3,269,109	2,747,158	521,951	19%
Loss on impairment	168,571	—	168,571	100%
Provision for bad debt	—	(5,000)	5,000	100%
Total operating expenses	15,006,341	15,420,663	(414,322)	-3%
Loss from operations	(5,847,518)	(8,754,704)	2,907,186	-33%
Other expense, net	(6,716,140)	(3,932,600)	(2,783,540)	71%
Net loss, before income tax provision (benefit)	(12,563,658)	(12,687,304)	123,646	-1%
Income tax provision (benefit)	5,924	7,948	(2,024)	0%
Net loss	(12,569,582)	(12,695,252)	125,670	-1%
Less: Net loss attributable to non-controlling interests	16,017	(1,683)	17,700	100%
Net loss attributable to Item 9 Labs Corp.	$(12,585,599)	$(12,693,569)	$107,970	-1%

	Three months ended June 30,
	2023	2022	$ Change	% Change
Revenues, net	$5,022,375	$4,931,322	$91,053	2%
Cost of revenues	2,203,560	3,341,367	(1,137,807)	-34%
Gross profit	2,818,815	1,589,955	1,228,860	77%
Operating expenses
Professional fees and outside services	378,864	993,452	(614,588)	-62%
Payroll and employee related expenses	2,653,133	2,683,722	(30,589)	-1%
Sales and marketing	322,193	207,213	114,980	55%
Depreciation and amortization	378,155	439,052	(60,897)	-14%
Other operating expenses	1,883,945	1,114,323	769,622	69%
Loss on impairment	168,571	—	168,571	100%
Total operating expenses	5,784,861	5,437,762	347,099	6%
Loss from operations	(2,966,046)	(3,847,807)	881,761	-23%
Other expense, net	(2,950,462)	(1,625,155)	(1,325,307)	82%
Net loss, before income tax provision (benefit)	(5,916,508)	(5,472,962)	(443,546)	8%
Income tax provision (benefit)	(1,435)	4,624	(6,059)	0%
Net loss	(5,915,073)	(5,477,586)	(437,487)	8%
Less: Net loss attributable to non-controlling interests	(3,879)	(7,109)	3,230	100%
Net loss attributable to Item 9 Labs Corp.	$(5,911,194)	$(5,470,477)	$(440,717)	8%

Revenues

The decrease in revenue for the three and nine months ended June 30, 2023 was primarily due to the effects of the Arizona cannabis market stabilizing, causing price compression, as well as the Company’s addition of product lines with lower unit sales prices. The impact of the changing market conditions in Arizona was countered by an increase in the number of units sold during the three and nine month periods compared to the same periods in the prior year. Further, during the three months ended June 30, 2023, the decrease in revenue in cannabis product sales was offset by revenues generated at the Company’s North Denver dispensary, which began operations subsequent to June 30, 2022.

Cost of Revenues

Cost of revenues consist primarily of labor, materials, supplies and utilities. Cost of revenues as a percentage of revenues was 43% and 41% for the three and nine months ended June 30, 2023 compared to 68% and 62% for the three and nine months ended June 30, 2022. This is primarily the result of decreases in the unit costs the Company pays for materials resulting from additional competition in material suppliers. Management will remain focused on reducing costs through bulk purchasing, implementing additional efficiencies in production and making additional investments in property and equipment.

Gross Profit

The increase in gross profit as a percentage of revenue for the three and nine months ended June 30, 2023 was due to decreases in cost of revenue being greater than the decreases in revenue. As the Company experienced decreases in its unit sales price due to increased competition, so too did the Company’s suppliers, though the decreased costs have proven to be greater than the decreased unit sales prices. As a result, and given the production efficiencies achieved in previous quarters, the Company has been able to increase gross profit on decreased revenues.

Operating Expenses

Professional fees and outside services for the nine months ended June 30, 2023 were consistent with the nine months ended June 30, 2022. The consistency was due to increases during the first six months of fiscal year 2023 in the amount accrued for consulting services received related to the Company’s employee retention credits, legal fees incurred on the pending Sessions acquisition and legal and consulting fees incurred related to the default on the Pelorus debt. These increases during the first six months of fiscal year 2023 were offset in the third quarter of fiscal year 2023 by the decreases in consulting and legal expenses discussed below.

Professional fees and outside services decreased for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due to a significant decrease in legal fees and the use of consultants during the current three month period. The decrease in legal expenses was the result of the termination of the Sessions acquisition during the quarter. The decrease in consulting expenses was the result of a reduction of expenses incurred for investor and public relations services.

Payroll and employee related expenses decreased when comparing the nine months ended June 30, 2023 and the nine months ended June 30, 2022. The decrease was primarily due to a decrease in salaries and benefits due to a reduction in employee headcount and the Employee Retention Credits (“ERCs”) received during the first six months of fiscal year 2023. Further, the Company recorded less expense during the nine months ended June 30, 2023 related to employee stock based compensation.

Payroll expenses and employee related expenses for the three months ended June 30, 2023 were consistent with the three months ended June 30, 2022. The reductions in payroll expenses and employee related expenses during the first six months of fiscal year 2023 were offset in the three months ended June 30, 2023 as a result of the accrual of expenses incurred related to separation agreements entered into with the resignation of our Chief Executive Officer and Chief Financial Officer, along with our Chief Legal Officer and various other employees. These additional expenses were offset by the reduction of employee headcount.

Sales and marketing expenses decreased for the nine months ended June 30, 2023 compared to the nine months ended June 30, 2022 due to an overall decrease of promotional items and a general decrease in spending on third party marketing vendors. Sales and marketing expenses increased for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 due to an increase in promotional items, offset by the general decrease in overall spending for sales and marketing.

The decrease in depreciation and amortization is due primarily to a decrease in amortization expense as a result of the intangible asset impairment recorded during the year ended September 30, 2022.

Other operating expenses increased during the three and nine months ended June 30, 2023 compared to the same period of the prior year primarily due to the accrual of the Session’s acquisition break-up fee and the write-off of both The Herbal Cure and Sessions acquisition deposits totaling approximately $950,000. These accruals were offset by the reversal of penalties and interest on previously unpaid payroll taxes as a result of receiving the ERCs during the nine months ended June 30, 2023.

Loss on impairment increased for the three and nine months ended June 30, 2023 compared to the three and nine months ended June 30, 2022 due to the impairment of the goodwill related to the Company’s dispensary in Oklahoma City, Oklahoma. The Company closed this dispensary in April 2023.

Total operating expenses as a percentage of gross profit decreased from 342% and 231% for the three and nine months ended June 30, 2022 compared to 201% and 163% for the three and nine months ended June 30, 2023. Management believes this ratio will decrease for profit center segments going forward due to management’s plans to continue to decrease operating expenses and as the expectation is that revenues will grow at a higher rate than operating expenses.

Other Expense, net

Other expenses consist primarily of interest expense of $2,950,462 and $6,719,625 for the three and nine months ended June 30, 2023 and $1,625,155 and $3,932,918 for the three and nine months ended June 30, 2022. The increase in interest expense was the result of 1.) the interest expense and amortization of discounts on the debt financing the Nevada construction and Arizona expansion. The interest and discount amortization expense related to the Nevada construction debt was capitalized into construction in progress during the first three months of the nine months ended June 30, 2022. The interest and discount amortization expense related to the Arizona expansion was capitalized into construction in progress during the nine months ended June 30, 2022. As the Nevada expansion is substantially complete, the related interest and discount amortization are recorded to interest expense for all of the nine months ended June 30, 2023. Given the status and delays of the Arizona expansion, the Company ceased capitalizing the related interest and discount amortization during the three months ended June 30, 2023. In addition, the Company incurred additional interest expense on the debt financing the Nevada construction and Arizona expansion during the three and nine months ended June 30, 2023 as a result of the debt going into default during the year ended September 30, 2022 and incurring default interest and other fees. Further, interest expense increased as the Company incurred an acceleration of the amortization of debt discounts as a result of various note agreements going into default. Finally, additional interest expense was incurred during the three and nine months ended June 30, 2023 as a result of the additional debt incurred subsequent to July 1, 2022.

Adjusted EBITDA

Management uses the non-GAAP measurement of earnings before interest, taxes, depreciation, amortization, stock-related compensation expense, acquisition-related costs, impairment charges, severance agreement expenses, employee retention credits and other adjustments, or “Adjusted EBITDA,” to evaluate the Company’s performance.  Adjusted EBITDA is a non-GAAP measure that is also frequently used by analysts, investors and other interested parties to evaluate the market value of companies considered to be in similar businesses. The Company suggests that Adjusted EBITDA be viewed in conjunction with its reported financial results or other financial information prepared in accordance with accounting principles generally accepted in the United States, or “US GAAP.”

The following table reflects the reconciliation of net loss to Adjusted EBITDA for the three and nine months ended June 30, 2023 and 2022:

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Net loss	$(5,915,073)	$(5,477,586)	$(12,569,582)	$(12,695,252)
Depreciation and amortization	378,155	439,052	1,135,519	1,320,664
Loss on impairment	168,571	—	168,571	—
Interest expense	2,950,462	1,625,155	6,719,625	3,932,918
Income tax expense (benefit)	(1,435)	4,624	5,924	7,948
Stock-based expense	876,332	1,161,739	2,668,982	3,032,518
Acquisition related costs	1,062,168	479,904	1,930,146	499,904
Severance agreements	527,000	94,500	770,750	94,500
Employee retention credits	—	—	(952,805)	—
Adjusted EBITDA	$46,180	$(1,672,612)	$(122,870)	$(3,806,800)

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

The accompanying condensed consolidated financial statements have been prepared in conformity with US GAAP, which contemplates continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and has incurred net losses since its inception. These losses, with the associated substantial accumulated deficit, are a direct result of the Company’s planned ramp up period as it is pursuing market acceptance and geographic expansion. In view of these matters, realization of a major portion of the assets in the accompanying condensed consolidated balance sheets is dependent upon continued operations of the Company which in turn is dependent upon the Company’s ability to meet its financing requirements, and the success of its future operations. The Company operates in a new, developing industry with a variety of competitors. The Company is in default on substantially all financial obligations, its property in Arizona is currently in the foreclosure process and a receiver was appointed to the Company by the Superior Court of Arizona. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of June 30, 2023, the Company had $183,429 of cash and cash equivalents and negative working capital of ($55,465,653) (current assets minus current liabilities), compared with $85,637 of cash and cash equivalents and negative working capital of ($37,032,478) as of September 30, 2022. The decrease of $18,433,175 in the Company’s working capital is primarily due to increases in the amount of the Company’s debt maturing within the next 12 months. The decrease is also due to decreases in the Company’s inventory and prepaid balances and increases in the Company’s other operating liabilities. The $97,798 increase in cash and cash equivalents was primarily due to the net cash used in operating activities offset by proceeds from the issuance of debt. The Company is an early-stage growth company. It is generating cash from sales and is investing its capital reserves in current operations and new acquisitions that are expected to generate additional earnings in the long term. The Company expects that its cash on hand and cash flows from operations, along with private and/or public financing, will be adequate to meet its capital requirements and operational needs for the next 12 months, although no assurance can be given that private and/or public financing can be obtained on terms acceptable to the Company, or at all.

Cash Flows

The following table summarizes the sources and uses of cash for each of the periods presented:

	Nine months ended June 30,
	2023	2022	$ Change	% Change
Net cash used in operating activities	$(881,919)	$(2,016,148)	$1,134,229	-56%
Net cash used in investing activities	(68,176)	(3,769,744)	3,701,568	-98%
Net cash provided by financing activities	1,047,887	4,773,094	(3,725,207)	-78%
Net increase (decrease) in cash and cash equivalents	$97,792	$(1,012,798)	$1,110,590	-110%

Operating Activities

During the nine months ended June 30, 2023, operating activities used $881,919 of cash and cash equivalents, primarily resulting from a net loss of $12,569,582 which was offset by net cash provided by operating assets and liabilities of $6,028,342. There was significant non-cash activity that contributed to the net loss totaling $4,843,625 including depreciation and amortization of $1,318,465, amortization of debt discount of $1,503,304, stock-based compensation of $2,668,982, loss on disposal fixed assets of $137,109 and a loss on impairment of $168,570. These non-cash expenses were offset by the non-cash employee retention credits of $952,805.

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

Investing Activities

During the nine months ended June 30, 2023, investing activities used $68,176 of cash and cash equivalents, consisting entirely of purchases of property, equipment and construction in progress.

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

Financing Activities

During the nine months ended June 30, 2023, financing activities provided $1,047,887, consisting of $1,834,183 in proceeds from the issuance of debt and offset by $731,296 of debt payments made and payments made for debt discounts of $55,000.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with US GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. Critical accounting policies and estimates in these condensed consolidated financial statements are those related to revenue recognition, valuation of options, warrants and debt discounts, carrying value of intangible assets subject to amortization, infinite life intangible assets and goodwill, stock-based compensation, and income taxes. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated. For a discussion of our critical accounting policies, refer to Part I, item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our annual report on Form 10-K for the year ended September 30, 2022. Management believes that there have been no material changes in our critical accounting policies during the three months ended June 30, 2023.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2023.

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

1.	Quarterly Issuances:

The Company issued 674,052 shares of common stock for services during the three months ended June 30, 2023.

2.	Subsequent Issuances:

Subsequent to June 30, 2023, no shares of common stock were issued.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Pelorus Loan Default and Trustee Sale

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

The Company has taken steps to protect its interests in the property, including retaining legal counsel to represent the Company in the Foreclosure, which is set to occur August 29, 2023. The Company is currently evaluating the potential impact of the Foreclosure on its financial statements, liquidity, and operations. The Company will provide additional information as it becomes available.

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

Viridis Group Holdings, LLC and Viridis Group I9 Capital LLC vs Item 9 Labs Corp

As disclosed on Form 8-K filed July 20, 2023, on July 11, 2023, Viridis Group Holdings, LLC (“VGH”) and Viridis Group I9 Capital LLC (“VI9”) collectively filed a motion, requesting the Superior Court of Arizona (“Court”), in the County of Maricopa, to appoint a receiver over Item 9 Labs Corp., a Delaware Corporation. The Company stipulated and agreed to the receiver appointment. On July 14, 2023, the Superior Court of Arizona, in the County of Maricopa appointed Jeremiah Foster, Resolute Commercial (“Receiver”). Effective immediately, the Receiver was granted possession, custody, and control of all the real, personal, tangible and intangible property owned by Item 9 Labs Corp. (“Item 9”, or the “Receivership Entity”), or in which the Receivership Entity has an interest. The Receiver is authorized and is entitled to exercise all of the Receivership Entity’s rights in any and all Property in which the Receivership Entity has an interest. The Receiver is appointed to manage, maintain and preserve the Property for the duration of this receivership in a reasonable, prudent, diligent and efficient manner to maximize its value for the benefit of the Receivership Entity’s equity interest holders and creditors.

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

Item 9 Labs Corp.

Date: August 21, 2023	By:	/s/ Robert Mikkelsen
	Name: Title:	Robert Mikkelsen Chief Financial Officer (Principal Executive and Financial Officer)

